Form 10-Q
period 2016-06-30
Spring Bank Pharmaceuticals, Inc.
filed 2016-08-01
CIK 1566373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 29, 2016, the registrant had 7,757,734 shares of common stock, $0.0001 par value per share, outstanding.

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

These forward-looking statements include, among other things, statements about:

•	the anticipated timing, cost and conduct of our ongoing Phase 2a clinical trial of SB 9200 in chronic hepatitis B virus;

•	the anticipated timing, cost and conduct of additional clinical trials of SB 9200 in chronic hepatitis B virus and in other indications and of other product candidates;

•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

•	our plans to seek and enter into clinical trial collaborations and other broader collaborations;

•	our intellectual property position and strategy;

•	the rate and degree of market acceptance and clinical utility of our products

•	our commercialization, marketing and manufacturing capabilities and strategy; and

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,326	$4,347
Marketable securities	8,289	5,335
Prepaid expenses and other current assets	1,039	313

Total current assets	20,654	9,995
Marketable securities	—	3,189
Property and equipment, net	523	427
Other assets	—	966

Total	$21,177	$14,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,858	$2,183
Accrued expenses and other current liabilities	1,087	1,369

Total liabilities	3,945	3,552

Commitments (Note 7)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value—authorized, no shares and 5,000,000 shares at June 30, 2016 and December 31, 2015, respectively; no shares and 1,000,000 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Preferred stock, $0.0001 par value—authorized, 10,000,000 and no shares at June 30, 2016 and December 31, 2015, respectively; no shares issued or outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value—authorized, 200,000,000 and 50,000,000 shares at June 30, 2016 and December 31, 2015, respectively; 7,757,734 and 5,796,091 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1	1
Additional paid-in capital	62,216	45,211
Accumulated deficit	(44,988)	(34,169)
Other comprehensive income (loss)	3	(18)

Total stockholders’ equity	17,232	11,025

Total	$21,177	$14,577

See notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Grant revenue	$72	$331	$352	$581

Operating expenses:
Research and development	2,936	1,545	8,525	2,678
General and administrative	1,458	1,054	2,684	2,129

Total operating expenses	4,394	2,599	11,209	4,807

Loss from operations	(4,322)	(2,268)	(10,857)	(4,226)
Other income (expense):
Interest income	21	5	38	5

Net loss	(4,301)	(2,263)	(10,819)	(4,221)
Unrealized gain (loss) on marketable securities	4	(5)	21	(5)

Comprehensive loss	$(4,297)	$(2,268)	$(10,798)	$(4,226)

Net loss per common share – basic and diluted	$(0.62)	$(0.39)	$(1.69)	$(0.76)

Weighted-average number of shares outstanding – basic and diluted	6,923,941	5,796,095	6,400,538	5,567,577

See notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(10,819)	$(4,221)
Adjustments for:
Depreciation	57	34
Non-cash stock-based compensation	637	260
Non-cash issuance of common stock and warrants connected to license agreement	2,780	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(726)	40
Accounts payable	(564)	212
Accrued expenses and other	(282)	(27)

Net cash used in operating activities	(8,917)	(3,702)

Cash flows from investing activities:
Purchases of marketable securities	(3,260)	(6,883)
Proceeds from sale of marketable securities	3,516	—
Purchases of property and equipment	(153)	(304)

Net cash provided by (used in) investing activities	103	(7,187)

Cash flows from financing activities:
Proceeds from issuance of common stock	11,339	21,648
Payment of financing costs related to issuance of common stock	(888)	(1,754)
Proceeds from exercise of warrants	5,342	25

Cash provided by financing activities	15,793	19,919

Net increase in cash and cash equivalents	6,979	9,030
Cash and cash equivalents, beginning of period	4,347	1,570

Cash and cash equivalents, end of period	$11,326	$10,600

Supplemental disclosures of noncash financing activities:
Issuance of common stock warrants in connection with initial public offering	$218	$—

Financing costs related to the issuance of common stock included in accounts payable	$1,239	$—

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from operations and negative operating cash flows since inception, and expects to incur additional operating losses. The Company’s current resources include cash resources of approximately $11,326,000 and marketable securities of $8,289,000 at June 30, 2016. The Company believes that its cash, cash equivalents and marketable securities will be sufficient to allow the Company to fund its current operating plan and continue as a going concern.

The accompanying interim financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015, and related interim information contained within the notes to the financial statements are unaudited. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of June 30, 2016, results of operations for the three and six months ended June 30, 2016 and 2015, and its cash flows for the six months ended June 30, 2016 and 2015. These interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2015 filed with the SEC on May 6, 2016. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results expected for the full fiscal year or any interim period.

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

Included in cash and cash equivalents as of June 30, 2016 and December 31, 2015, are money market fund investments of $10,168,000 and $2,422,000 as of June 30, 2016 and December 31, 2015, respectively, and commercial paper of $450,000 as of December 31, 2015, which are reported at fair value (Note 4).

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

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying value, an impairment loss is recorded for the difference between the carrying value and fair value of the asset. Through June 30, 2016, no such impairment has occurred.

Deferred Public Offering Costs

Deferred public offering costs, which primarily consist of direct and incremental legal and accounting fees relating to the Company’s initial public offering, are capitalized. As of December 31, 2015, deferred public offering costs were $966,000, and recorded in other assets in the accompanying consolidated balance sheet. In May 2016, in connection with the consummation of the Company’s initial public offering, total deferred public offering costs of $2.1 million were fully offset against proceeds received by the Company in the initial public offering. There were no deferred public offering costs as of June 30, 2016.

Deferred Rent

The Company’s operating leases include rent escalation payment terms and other incentives received from landlords. Deferred rent represents the difference between actual operating lease payments due and straight-line rent expense over the term of the lease, which is recorded in accrued expenses and other current liabilities. The Company had deferred rent for its research and development facility in Milford, Massachusetts and its headquarters in Hopkinton, Massachusetts of $31,000 and $6,000 as of June 30, 2016 and December 31, 2015, respectively.

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

In May and June 2016, the Company issued an additional 944,900 shares of common stock in connection with its initial public offering and 641,743 shares of common stock upon the exercise of outstanding warrants to purchase common stock of the Company. Additionally, upon the closing of the initial public offering, all outstanding shares of the Company’s preferred stock automatically converted into 250,000 shares of the Company’s common stock. The issuance of these shares resulted in a significant increase in the Company’s shares outstanding, to 7,757,734 shares as of June 30, 2016, and weighted average shares outstanding for the three and six months ended June 30, 2016, when compared to the comparable prior year periods is expected to continue to impact the year-over-year comparability of the Company’s (loss) earnings per share calculations through 2017.

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

The Company assesses its income tax positions and records tax benefits based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the consolidated financial statements. The Company classifies interest and penalties associated with such uncertain tax positions as a component of interest expense. As of June 30, 2016 and December 31, 2015, the Company has not identified any material uncertain tax positions.

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

Through June 30, 2016, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09-Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under US GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB delayed the effective date of the new standard by one year to December 15, 2017, for annual and interim reporting periods beginning after that date. In accordance with the delay, the new standard will be effective for the Company beginning January 1, 2018. Early adoption is permitted, but not before the original effective date of December 15, 2016. The new standard allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. In April 2016, the FASB issued ASU 2016-10—Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on identifying performance obligations. The Company is currently evaluating the impact that the adoption of the standards may have on its consolidated financial statements and additional changes may be identified. The Company has not elected a transition method.

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

2. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(4,301)	$(2,263)	$(10,819)	$(4,221)
Weighted-average number of common shares-basic and diluted	6,923,941	5,796,095	6,400,538	5,567,577
Net loss per common share-basic and diluted	$(0.62)	$(0.39)	$(1.69)	$(0.76)

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

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact due to the losses reported:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Preferred stock	—	1,000,000	—	1,000,000
Common stock warrants	153,347	1,181,776	153,347	1,181,776
Stock options	693,815	147,500	693,815	147,500

3. PROPERTY AND EQUIPMENT, NET

Property and equipment as of June 30, 2016 and December 31, 2015, consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Equipment	$515	$448
Furniture and fixtures	141	55
Leasehold improvements	133	133

Total property and equipment	789	636
Less: accumulated depreciation and amortization	(266)	(209)

Property and equipment, net	$523	$427

Depreciation and amortization expense for the three and six months ended June 30, 2016 was $31,000 and $57,000, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2015 was $21,000 and $34,000, respectively.

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

A summary of the assets and liabilities that are measured at fair value as of June 30, 2016 and December 31, 2015 is as follows (in thousands):

		Fair Value Measurement Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Money market funds (1)	$10,168	$10,168	$—	$—
Fixed income securities	8,289	—	8,289	—

Total June 30, 2016	$18,457	$10,168	$8,289	$—

December 31, 2015
Money market funds (1)	$2,422	$2,422	$—	$—
Commercial paper (1)	450	—	450	—
Fixed income securities	8,524	—	8,524	—

Total December 31, 2015	$11,396	$2,422	$8,974	$—

(1)	Money market funds and commercial paper are included within cash and cash equivalents in the accompanying consolidated balance sheets recognized at fair value.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses as of June 30, 2016 and December 31, 2015, consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Clinical	$294	$259
Compensation and benefits	552	684
Accounting and legal	176	416
Other	65	10

Total accrued expenses	$1,087	$1,369

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

On May 11, 2016, the Company completed its initial public offering of 920,000 shares of common stock at a price to the public of $12.00 per share, resulting in gross proceeds of approximately $11.0 million, before deducting underwriting discounts and commissions and offering-related expenses. Upon the closing of its initial public offering, the Company filed an amended and restated certificate of incorporation, which authorizes the Company to issue 200,000,000 shares of common stock, $0.0001 par value per share, and 10,000,000 shares of preferred stock, $0.0001 par value per share.

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

The Company issued to Dawson James Securities, Inc., the sole book-running manager for the initial public offering, a warrant to purchase 27,600 share of common stock in May 2016, and a warrant to purchase 747 shares of common stock in June 2016 (the “Dawson James Warrants”). The Dawson James Warrants are exercisable for cash at an exercise price of $15.00 per share commencing on November 5, 2016. The Dawson James Warrants expire on May 5, 2021. The Company evaluated the terms of the warrant and concluded that it should be equity-classified. The fair value of the May 2016 Dawson James Warrants were estimated on the applicable issuance dates using a Black Scholes pricing model based on the following assumptions: an expected term of 4.99 years; expected stock price volatility of 87%; a risk free rate of 1.20%; and a dividend yield of 0%. The fair value of the June 2016 Dawson James Warrants were estimated on the applicable issuance dates using a Black Scholes pricing model based on the following assumptions: an expected term of 4.92 years; expected stock price volatility of 87%; a risk free rate of 1.23%; and a dividend yield of 0%.

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

A summary of warrant activities during the six months ended June 30, 2016 follows:

Warrants
Outstanding at December 31, 2015	1,181,776
Grants	153,347
Exercises	(641,743)
Expirations/cancellations	(540,033)

Outstanding at June 30, 2016	153,347

2014 Stock Incentive Plan

In April 2014, the Company’s board of directors (the “Board”) approved the 2014 Stock Incentive Plan (the “2014 Plan”). The Company’s 2014 Plan provides for the issuance of common stock, stock options and other stock-based awards to employees, officers, directors, consultants, and advisors. As of June 30, 2016, the Board had authorized 750,000 shares of common stock to be issued under the 2014 Plan. Awards under the 2014 Plan may include options (incentive and non-statutory), stock appreciation rights, restricted stock, restricted stock units or dividend equivalent right, or a combination of them. Under the 2014 Plan, the Board, or a committee authorized by the Board, determines the number of shares of common stock to be granted pursuant to the awards, as well as the exercise price and terms of such awards.

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

2015 Stock Incentive Plan

In December 2015, the Company’s Board approved the 2015 Plan, which became effective immediately prior to the closing of the Company’s initial public offering on May 11, 2016. The 2015 Plan provides for the issuance of common stock, stock options and other stock-based awards to employees, officers, directors, consultants, and advisors. The number of shares reserved for issuance under the 2015 Plan is the sum of 750,000 shares of common stock, plus the number of shares equal to the sum of (i) 116,863 shares of common stock, which was the number of shares reserved for issuance under the 2014 Plan that remained available for grant under the 2014 Plan immediately prior to the closing of the Company’s initial public offering, and (ii) the number of shares of common stock subject to outstanding awards under the 2014 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. The exercise price of stock options cannot be less than the fair value of the common stock on the date of grant. Stock options awarded under the 2015 Plan expire 10 years after the grant date, unless the Board sets a shorter term.

The following table summarizes the option activity for the six months ended June 30, 2016, under the 2014 Plan and the 2015 Plan (the “Plans”):

	Options	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2015	610,481	$11.99
Granted	85,834	10.97
Exercised	—	—
Cancelled	(2,500)	11.98

Outstanding at June 30, 2016	693,815	$11.87

Exercisable at June 30, 2016	120,499	$9.66

All stock options granted have a ten-year term. As of June 30, 2016, all options granted are expected to vest and the weighted-average remaining contractual life of all options is 8.8 years.

Prior to the initial public offering on May 11, 2016, the Board determined the estimated fair value of the Company’s common stock on the date of grant based on a number of objective and subjective factors, including third party valuations. Since the initial public offering, the fair value of the Company’s common stock on the date of the grant is based on the closing price per share of the Common Stock on the NASDAQ Capital Market on the date of grant. The computation of expected volatility is based on the historical volatilities of peer companies. The peer companies include organizations that are in the same industry, with similar size and stage of growth. The Company estimates that the expected life of the options granted using the simplified method allowable under Staff Accounting Bulletin No. 107, Share Based Payments. The interest rate is based on the U.S. Treasury bill rates for U.S. treasury bills with terms commensurate with the expected term of the option grants on the grant date of the option.

The following table summarizes the stock-based compensation expense for the three and six months ended June 30, 2016 and 2015, under the Plans:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Stock-based compensation:
Research and development	$94	$47	$182	$90
General and administrative	241	100	455	170

Total Stock-based compensation	$335	$147	$637	$260

The fair value of stock options vested during the six months ended June 30, 2016 was $219,000. At June 30, 2016, there was $4,217,000 of unrecognized stock-based compensation expense relating to stock options granted pursuant to the Plans, which will be recognized over the weighted-average remaining vesting period of 3.2 years. Total unrecognized stock-based compensation expense may be adjusted for future changes in the estimated forfeiture rate.

Reserved Shares

As of June 30, 2016 and 2015, the Company has reserved the following shares of common stock for potential conversion of the Preferred Stock, exercise of warrants and outstanding options and shares available for grant under the 2015 Plan:

	June 30,
	2016	2015
Preferred Stock	—	250,000
2012 Convertible financing warrants	—	798,653
2013 Convertible financing warrants	—	238,804
2014 Financing warrants	—	144,319
2015 Licensing agreement warrants	125,000	—
2015 Underwriter agreement warrants	28,347	—
2014 and 2015 Stock incentive plans	1,475,000	225,000

Total	1,628,347	1,656,776

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

Rent expense for the three and six months ended June 30, 2016 was $32,000 and $53,000, respectively. Rent expense for the three and six months ended June 30, 2015 was $20,000 and $34,000, respectively.

Future minimum commitments due under all leases at June 30, 2016 are as follows (in thousands):

Year
2016 (six months from July 2016 through December 2016)	$112
2017	232
2018	174
2019	158
2020	164
Thereafter	70

Total minimum lease payments	$910

BioHEP Technologies Ltd. License Agreement

In January 2016, the Company entered into an amended and restated license agreement with BioHEP, which amended and restated the prior license agreement with BioHEP which the Company had entered into in December 2003. The amendment and restatement of the license agreement became effective on February 1, 2016.

Under the amended and restated license agreement, the Company agreed to pay BioHEP up to $3.5 million in development and regulatory milestone payments for disease(s) caused by each distinct virus for which the Company develops licensed product(s). BioHEP is also eligible to receive tiered royalties in the low-to-mid single-digits on net product sales of licensed products by the Company and its affiliates and sub licensees, and a specified share of non-royalty sublicensing revenues the Company and its affiliates receive from sub licensees, which share of sublicensing revenues is capped at a maximum aggregate of $2.0 million under all such sublicenses.

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

8. RELATED PARTY TRANSACTIONS

The Company incurred no advisory fees during the three and six months ended June 30, 2016 and incurred $19,000 and $38,000 in advisory fees to one of its Directors during the three and six months ended June 30, 2015, respectively.

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

You should read the following discussion and analysis of financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our final prospectus for our initial public offering filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission, or SEC, on May 6, 2016. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Quarterly Report.

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of a novel class of therapeutics using our proprietary small molecule nucleic acid hybrid, or SMNH, chemistry platform. We are developing our most advanced SMNH product, SB 9200, for the treatment of viral diseases. We have designed SB 9200 to selectively activate within infected cells the cellular proteins retinoic acid-inducible gene 1, or RIG-I, and nucleotide-binding oligomerization domain-containing protein 2, or NOD2, to inhibit viral replication and to cause the induction of intracellular interferon signaling pathways for antiviral defense. We believe that SB 9200 can play an important role in antiviral therapy by modulating the body’s immune response to fight viral infections. In 2014, we completed a Phase 1 clinical trial of SB 9200 in 38 non-cirrhotic patients infected with the hepatitis C virus, or HCV, who had not received any prior antiviral treatment. In June 2016, we dosed the first patient in our Phase 2a clinical trial of SB 9200 for the treatment of chronic hepatitis B virus, or HBV. We expect to report top line data from this Phase 2a clinical trial of SB 9200 in the first half of 2017. Subject to obtaining additional financing, we also plan to explore the potential use of SB 9200 in other viral diseases, including respiratory syncytial virus, or RSV, human immunodeficiency virus, or HIV, latency and hepatitis delta virus, or HDV, conduct preclinical research of additional SMNH product candidates or compounds as antiviral therapies and conduct early-stage research programs exploring the use of SMNH compounds against targets implicated in certain inflammatory diseases and cancers.

We have not generated any revenue to date other than from grants from the National Institutes of Health, or NIH. We have incurred significant annual net operating losses in every year since our inception and expect to continue to incur net operating losses for the foreseeable future. Our net losses were $11.6 million for the year ended December 31, 2015 and $10.8 million for the six months ended June 30, 2016. As of June 30, 2016, we had an accumulated deficit of $45.0 million. We expect to continue to incur significant expenses and increasing operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly if and as we:

•	continue to develop and conduct clinical trials of SB 9200, including our ongoing Phase 2a clinical trial in chronic HBV;

•	initiate and continue research and preclinical and clinical development efforts for our other product candidates;

•	seek to identify and develop additional product candidates;

•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;

•	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various products for which we may obtain marketing approval, if any;

•	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;

•	maintain, expand and protect our intellectual property portfolio;

•	hire and retain additional personnel, including clinical, quality control and scientific personnel;

•	add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and

•	add equipment and physical infrastructure to support our research and development programs.

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

As of June 30, 2016, we had $19.6 million in cash, cash equivalents and marketable securities. We expect that our cash, cash equivalents and marketable securities as of June 30, 2016, will enable us to fund our operating expenses and capital expenditure requirements at least into the third quarter of 2017. See “—Liquidity and Capital Resources.”

Financial Operations Overview

Grant revenue

We have generated revenue from grants from the NIH for the development of SB 9200. The NIH grants provided funding of $6.8 million between October 2003 and June 30, 2016. As of June 30, 2016, no additional funding remains available to us under any grant for the development of SB 9200.

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

Other income (expense)

Other income (expense) consists of interest income, consisting primarily of interest income earned on our cash, cash equivalents and marketable securities.

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

During the three months ended June 30, 2016, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our final prospectus for our initial public offering filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on May 6, 2016 and the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		Increase	For the Six Months Ended June 30,		Increase
(in thousands)	2016	2015	(Decrease)	2016	2015	(Decrease)
Grant revenue	$72	$331	$(259)	$352	$581	$(229)

Operating expenses:
Research and development	2,936	1,545	1,391	8,525	2,678	5,847
General and administrative	1,458	1,054	404	2,684	2,129	555

Total operating expenses	4,394	2,599	1,795	11,209	4,807	6,402

Loss from operations	(4,322)	(2,268)	(2,054)	(10,857)	(4,226)	(6,631)
Other income	21	5	16	38	5	33

Net loss	$(4,301)	$(2,263)	$(2,038)	$(10,819)	$(4,221)	$(6,598)

Grant revenue. Grant revenue was $72,000 and $352,000 for the three and six months ended June 30, 2016, respectively, compared to $331,000 and $581,000 for the three and six months ended June 30, 2015, respectively. The decrease of $259,000 and $229,000 for the three and six months ended June 30, 2016, respectively, were primarily due to the completion of our last NIH grant as of April 30, 2016.

Research and development expenses. Research and development expenses were $2.9 million for the three months ended June 30, 2016, compared to $1.5 million for the three months ended June 30, 2015. The increase of $1.4 million in research and development expenses was due primarily to a $1.1 million increase in spending on clinical trial-related activities for our ongoing Phase 2a clinical trial of SB 9200; and additional salaries, benefits and stock-based compensation of $0.3 million associated with higher headcount in the three months ended June 30, 2016.

Research and development expenses were $8.5 million for the six months ended June 30, 2016, compared to $2.7 million for the six months ended June 30, 2015. The increase of $5.8 million was due primarily to a $2.8 million non-cash charge for the fair value of 125,000 shares of common stock and warrants to purchase 125,000 shares of common stock issued in connection with the BioHEP license agreement in February 2016; $2.6 million in increased spending on clinical trial related activities for our ongoing Phase 2a clinical trial of SB 9200; and additional salaries, benefits and stock-based compensation of $0.4 million associated with higher headcount in the six months ended June 30, 2016.

General and administrative expenses. General and administrative expenses were $1.5 million for the three months ended June 30, 2016, compared to $1.1 million for the three months ended June 30, 2015. The increase of $0.4 million was primarily due to additional salaries, benefits and stock based compensation of $0.4 million associated with higher headcount in the three months ended June 30, 2016 and increased legal and liability insurance expenses $0.2 million related to public company activities, offset by a $0.2 million decrease in expenses related to consulting activities which are now performed in-house.

General and administrative expenses were $2.7 million for the six months ended June 30, 2016, compared to $2.1 million for the six months ended June 30, 2015. The increase of $0.6 million was primarily due to additional salaries, benefits and stock-based compensation of $0.5 million associated with higher headcount in the six months ended June 30, 2016, increased legal and liability insurance expenses of $0.2 million related to public company activities; and $0.1 million for increased travel expenses, offset by a $0.2 million decrease in expenses related to consulting activities which are now performed in-house.

Other income. Other income is solely comprised of interest income. Interest income, net for the three and six months ended June 30, 2016, was $21,000 and $38,000, respectively, related to the interest earned on marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through June 30, 2016, we financed our operations NIH funding, our initial public offering and private placements of convertible notes, common stock and warrants.

On May 11, 2016, we completed our initial public offering of 920,000 shares of common stock at a price to the public of $12.00 per share, resulting in net proceeds of approximately $10.2 million, after deducting underwriting discounts and commissions, but before deducting offering-related expenses. On June 3, 2016, we issued and sold an additional 24,900 shares of common stock at the initial public offering price of $12.00 per share pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock, resulting in net proceeds of approximately $275,000, after deducting underwriting discounts and commissions but before deducting offering-related expenses.

As of June 30, 2016, we had cash, cash equivalents and marketable securities totaling $19.6 million and an accumulated deficit of $45.0 million.

Cash Flows

The following table summarizes sources and uses of cash for each of the periods presented:

	For the Six Months Ended June 30,
(in thousands)	2016	2015
Net cash used in operating activities	$(8,917)	$(3,702)
Net cash provided by (used in) investing activities	103	(7,187)
Net cash provided by financing activities	15,793	19,919

Net increase in cash and cash equivalents	$6,979	$9,030

Net cash used in operating activities. The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $8.9 million and $3.7 million during the six months ended June 30, 2016 and 2015, respectively. The increase in cash used in operating activities during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was primarily due to an increase in net loss of $6.6 million and an increase in prepaid expense, other assets, accounts payable and accrued expenses of $1.8 million, which were offset by an increase in non-cash common stock and warrant valuation expense related to the BioHEP license agreement of $2.8 million and an increase in non-cash stock based compensation of $0.4 million.

Net cash provided by (used in) investing activities. Net cash provided by investing activities was $0.1 million for the six months ended June 30, 2016 compared to net cash used in investing activities of $7.2 million for the six months ended June 30, 2015. The cash provided by investing activities in the six months ended June 30, 2016 was primarily the result of $3.5 million in proceeds from the sale of marketable securities, offset by $3.3 million for the purchase of marketable securities. The cash used in investing activities of $7.2 million for the six months ended June 30, 2015 was mainly due to the purchase of marketable securities of $6.9 million. Cash of $153,000 and $304,000 was used to purchase property and equipment during the six months ended June 30, 2016 and June 30, 2015, respectively.

Net cash provided by financing activities. Net cash provided by financing activities was $15.8 million and $19.9 million during the six months ended June 30, 2016 and 2015, respectively. The cash provided by financing activities in the six months ended June 30, 2016 was primarily the result of $11.3 million of gross proceeds received from the initial public offering of our common stock and cash of $5.3 million for the exercise of warrants in connection with the closing of the initial public offering, offset by $0.9 million underwriting discounts and offering expenses related to the initial public offering. The cash provided by financing activities in the six months ended June 30, 2015 was primarily the result of $21.6 million of gross proceeds received from private placements of our common stock offset by $1.8 million of broker commissions paid.

Funding Requirements

We anticipate that our expenses will increase significantly if and as we continue to develop and conduct clinical trials with respect to SB 9200 product candidates; initiate and continue research, preclinical and clinical development efforts for our other product candidates and potential product candidates; maintain, expand and protect our intellectual property portfolio; establish a commercial infrastructure to support the marketing and sale of certain of our product candidates; and hire additional personnel, such as clinical, regulatory, quality control and scientific personnel. Furthermore, we expect to incur additional costs associated with operating as a public company. Specifically, we anticipate that our expenses will increase substantially if and as we:

•	conduct our ongoing Phase 2 clinical program of SB 9200 for chronic HBV;

•	develop SB 9200 for additional indications, including RSV, HIV latency and HDV;

•	continue the research and development of our other product candidates;

•	seek to leverage our SMNH platform and explore new targets in additional non-viral disease states;

•	maintain, expand and protect our intellectual property portfolio;

•	add key clinical, scientific, operational and financial employees; and

•	enhance our management information systems and personnel, including personnel to support our product development efforts and to support our transition to a public company.

We expect that our existing cash, cash equivalents and marketable securities of $19.6 million at June 30, 2016 will enable us to fund our operating expenses and capital expenditures requirements at least into the third quarter of 2017 and to fund the Phase 2a clinical trial of SB 9200 that we initiated in chronic HBV in June 2016. However, we do not believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of SB 9200 beyond the ongoing trial, including our planned Phase 2b clinical trial of SB 9200 for chronic HBV that we plan to conduct subject to the results of the Phase 2a clinical trial, discussions with regulatory authorities and the receipt of additional funding. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of SB 9200, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•	progress, timing, costs and results of preclinical studies and clinical trials of SB 9200, including our ongoing Phase 2a clinical trial and planned Phase 2b clinical trial in chronic HBV;

•	initiation, progress, timing, costs and results of preclinical studies and clinical trials of SB 9200 for additional indications, including RSV, HIV latency and HDV, and of our other product candidates;

•	our obligation to make royalty and non-royalty sublicense receipt payments to third-party licensors, if any, under our licensing agreements;

•	the number and characteristics of product candidates that we discover or in-license and develop;

•	the outcome, timing and cost of seeking regulatory review by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and maintaining and enforcing other intellectual property rights;

•	subject to receipt of marketing approval, revenue, if any, received from commercial sales of SB 9200 and any other products;

•	the costs and timing of the implementation of commercial-scale manufacturing activities;

•	the costs and timing of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval; and

•	the costs of operating as a public company.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at June 30, 2016, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating lease commitments (1)	$910	$227	$530	$153	$—

Total	$910	$227	$530	$153	$—

(1)	In April 2015, we entered into an amendment to extend the term of the lease for our research and development facility in Milford, Massachusetts through March 31, 2018. On March 24, 2016, we entered into a new operating lease for our headquarters in Hopkinton, Massachusetts with a lease term through May 31, 2021. The amounts in the table reflect amounts due under both leases.

In addition to the amounts shown in the above table, we have contractual obligations pursuant to our license agreement with BioHEP Technologies Ltd., or BioHEP. In January 2016, we entered into an amended and restated license agreement with BioHEP. Under the amended and restated license agreement, we have agreed to pay up to $3.5 million in development and regulatory milestone payments to BioHEP for disease(s) caused by each distinct virus for which we develop licensed product(s). BioHEP is also eligible to receive tiered royalties in the low-to-mid single-digits on net product sales of licensed products by us and our affiliates and sub licensees, and a specified share of non-royalty sublicensing revenues we and our affiliates receive from sub licensees, which share of sublicensing revenues is capped at a maximum aggregate of $2.0 million under all such sublicenses. Milestone and royalty payments associated with our license agreement with BioHEP have not been included in the above table of contractual obligations as we cannot reasonably estimate if or when they will occur.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09-Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under US GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB delayed the effective date of the new standard by one year to December 15, 2017, for annual and interim reporting periods beginning after that date. In accordance with the delay, the new standard will be effective for the Company beginning January 1, 2018. Early adoption is permitted, but not before the original effective date of December 15, 2016. The new standard allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. In April 2016, the FASB issued ASU 2016-10—Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on identifying performance obligations. The Company is currently evaluating the impact that the adoption of the standards may have on its consolidated financial statements and additional changes may be identified. The Company has not elected a transition method.

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

We are exposed to market risk related to changes in interest rates. Our cash, cash equivalents and marketable securities of $19.6 million as of June 30, 2016, consisted of cash, money market accounts and short-term marketable debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not be expected to have a material impact on the fair market value of our investment portfolio or on our financial condition or results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2016, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any material litigation.

Item 1A.	Risk Factors.

We operate in an industry that involves numerous risks and uncertainties. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Form 10-Q for the quarterly period ended June 30, 2016 including our financial statements and related notes included therein. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. The risks and uncertainties described below may change over time and other risks and uncertainties, including those that we do not currently consider material, may impair our business. In these circumstances, the market price of our common stock could decline.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses since our inception and anticipate that we will incur significant and increasing losses in the future.

We are a clinical-stage biopharmaceutical company. We have one product candidate, SB 9200, in the early stages of clinical development and all of our other product candidates are preclinical. We do not have any products approved by regulatory authorities for marketing and have not generated any revenue from product sales, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2002. For the six months ended June 30, 2016 and 2015, we reported a net loss of $10.8 million and $4.2 million, respectively. We had an accumulated deficit of $45.0 million at June 30, 2016.

We expect to continue to incur significant and increasing losses for the foreseeable future. We anticipate these losses to increase as our expenses increase, and we expect that our expenses will increase if and as we:

•	continue to develop and conduct clinical trials of SB 9200, including the ongoing Phase 2a clinical trial of SB 9200 for chronic HBV that we initiated in June 2016;

•	initiate and continue research and preclinical and clinical development efforts for our other product candidates;

•	seek to identify and develop additional product candidates;

•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;

•	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various products for which we may obtain marketing approval, if any;

•	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;

•	maintain, expand and protect our intellectual property portfolio;

•	hire and retain additional personnel, including clinical, quality control and scientific personnel;

•	add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and

•	add equipment and physical infrastructure to support our research and development programs.

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

We plan to continue to use our existing cash, cash equivalents and marketable securities to fund our ongoing Phase 2a clinical trial of SB 9200 for chronic HBV that we initiated in June 2016. However, we do not believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund additional development of SB 9200 beyond the Phase 2a clinical trial. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. We do not have any committed external source of funds.

Adequate additional financing may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2016 will enable us to fund our operating expenses and capital expenditure requirements at least into the third quarter of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could deploy our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

•	initiation, progress, timing, costs and results of preclinical studies and clinical trials of SB 9200, including our ongoing Phase 2a clinical trial in chronic HBV that we initiated in June 2016;

•	initiation, progress, timing, costs and results of preclinical studies and clinical trials of our other product candidates;

•	our obligation to make royalty and non-royalty sublicense receipt payments to third-party licensors, if any, under our licensing agreements;

•	the number and characteristics of product candidates that we discover or in-license and develop;

•	the outcome, timing and cost of seeking regulatory review by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and maintaining and enforcing other intellectual property rights;

•	subject to receipt of marketing approval, revenue, if any, received from commercial sales of SB 9200 and any other products;

•	the costs and timing of the implementation of commercial-scale manufacturing activities;

•	the costs and timing of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval; and

•	the costs of operating as a public company.

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

We do not have any products that have gained regulatory approval. Currently, our only clinical-stage product candidate is SB 9200. As a result, our business is dependent on our ability to successfully complete clinical development of, obtain regulatory approval for, and, if approved, to successfully commercialize SB 9200 in a timely manner. The success of SB 9200 will depend on several factors, including the following:

•	successful initiation and completion of our ongoing Phase 2a clinical trial in HBV;

•	successful completion of additional preclinical studies to support additional clinical trials;

•	initiation and successful enrollment and completion of additional clinical trials;

•	safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority for marketing approval;

•	timely receipt of marketing approvals from applicable regulatory authorities;

•	the performance of our future collaborators, if any;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•	establishment of supply arrangements with third-party raw materials suppliers and manufacturers;

•	establishment of arrangements with third-party manufacturers to obtain finished drug products that are appropriately packaged for sale;

•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•	protection of our rights in our intellectual property portfolio;

•	successful launch of commercial sales following any marketing approval;

•	a continued acceptable safety profile following any marketing approval;

•	commercial acceptance by patients, the medical community and third-party payors following any marketing approval; and

•	our ability to compete with other therapies, including therapies targeting viral hepatitis and other antiviral applications.

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

We have conducted clinical trials of SB 9200 in patients with hepatitis C virus, or HCV. In June 2016, we initiated a Phase 2a clinical trial of SB 9200 in patients with chronic HBV. The results of our one clinical trial in patients with HCV may not be indicative of results of our Phase 2a clinical trial of SB 9200 in chronic HBV.

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

SB 9200 and our other product candidates are novel compounds and their potential benefit as antiviral drugs is unproven. SB 9200 and our other product candidates may not prove to be effective against the indications for which they are being designed to act and may not demonstrate in clinical trials any or all of the pharmacological effects that have been observed in preclinical studies. As of June 30, 2016, we have only completed a single Phase 1 clinical trial of SB 9200. In that trial, we evaluated SB 9200 in 38 non-cirrhotic HCV infected patients as a monotherapy treatment for up to seven days. We conducted the Phase 1 clinical trial in Australia and New Zealand in 2013 and 2014. We expect that the dose and frequency may be different for other indications of antiviral therapy. We initiated a Phase 2a clinical trial of SB 9200 for the treatment of chronic HBV in June 2016. We expect our Phase 2a trial of SB 9200 for chronic HBV will be of longer duration and involve sequential therapy with other antiviral agents. As a result, our Phase 1 clinical trial results in HCV may not be indicative of the results of our Phase 2a clinical trial in chronic HBV.

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

Despite the implementation of security measures, our internal computer systems and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. Like other companies, we may from time to time experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, systems failures and disruptions. In addition, our systems safeguard important confidential personal data regarding our subjects. If a disruption event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of SB 9200 could be delayed.

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

Our single source supplier of the drug substance for SB 9200 has informed us that it plans to transition away from small molecule manufacturing, but it has committed to completing our current order and supporting an orderly transition of manufacturing to another supplier over the course of 2016. We believe that the drug substance that is being manufactured by our current supplier will be sufficient to complete our ongoing Phase 2 clinical trials of SB 9200 for chronic HBV. In addition, we have been exploring alternative sources of supply. If the supply of drug substance is insufficient to complete our trials or we are unable to obtain alternative sources of supply on favorable terms, on a timely basis or at all, our business may be adversely affected.

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

As of June 30, 2016, we had 18 full-time employees, of whom ten hold Ph.D. or M.D. degrees, plus several consultants. As our development and commercialization plans and strategies develop, we will need additional managerial, operational, sales, marketing, financial and other resources. Our management, personnel and systems currently in place is likely not adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

As of June 30, 2016, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, beneficially own shares representing approximately 38.5% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they may be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, may be able to significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

•	delay, defer or prevent a change in control;

•	entrench our management and the board of directors; or

•	impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

We have broad discretion over the use of our cash, cash equivalents and marketable securities and may not use them effectively.

Our management has broad discretion in the use of our cash, cash equivalents and marketable securities to fund our operations and could spend these funds in ways that do not improve our results of operations or enhance the value of our common stock. We intend to use our cash, cash equivalents and marketable securities to fund the clinical development of SB 9200, conduct additional research and development and for working capital and general corporate purposes. However, our use of our cash, cash equivalents and marketable securities may differ substantially from our current plans. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest our cash, cash equivalents and marketable securities in a manner that does not produce income or that loses value.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2016, we have 7,757,734 outstanding shares of common stock, including the shares that we sold in our initial public offering. Of these shares of our common stock, 6,731,034 shares are currently subject to a 180-day lock-up following our initial public offering. These restrictions are due to expire on November 1, 2016, resulting in these shares becoming eligible for public sale without limitation on November 2, 2016 unless held by our affiliates. Moreover, holders of an aggregate of 512,500 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. On June 15, 2016, we filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. As of June 30, 2016, options to purchase 693,815 shares of our common stock at a weighted average exercise price of $11.87 per share were outstanding. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the applicable lock-up agreements entered into in connection with the initial public offering.

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

We have used the proceeds from the sale of shares of common stock in our initial public offering to fund the initiation and progress of the Phase 2a clinical trial of SB 9200 that we initiated in chronic HBV in June 2016. We have also invested $7.2 million of the net proceeds from the offering in money market accounts with future investments to be made in accordance with our investment policy. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act with the SEC on May 6, 2016.

Item 6.	Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spring Bank Pharmaceuticals, Inc.

Date: August 1, 2016	By:	/s/ Jonathan Freve
Jonathan Freve
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.