Form 10-Q
period 2016-09-30
Spring Bank Pharmaceuticals, Inc.
filed 2016-10-28
CIK 1566373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 27, 2016, the registrant had 7,767,981 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,332	$4,347
Marketable securities	10,313	5,335
Prepaid expenses and other current assets	1,059	313
Total current assets	16,704	9,995
Marketable securities	—	3,189
Property and equipment, net	496	427
Other assets	35	966
Total	$17,235	$14,577
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,340	$2,183
Accrued expenses and other current liabilities	1,360	1,369
Total liabilities	3,700	3,552
Commitments (Note 7)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value—authorized, no shares and 5,000,000 shares at September 30, 2016 and December 31, 2015, respectively; no shares and 1,000,000 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Preferred stock, $0.0001 par value—authorized, 10,000,000 and no shares at September 30, 2016 and December 31, 2015, respectively; no shares issued or outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value—authorized, 200,000,000 and 50,000,000 shares at September 30, 2016 and December 31, 2015, respectively; 7,767,981 and 5,796,091 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1	1
Additional paid-in capital	62,669	45,211
Accumulated deficit	(49,135)	(34,169)
Other comprehensive income (loss)	—	(18)
Total stockholders’ equity	13,535	11,025
Total	$17,235	$14,577

See notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Grant revenue	$-	$260	$352	$841
Operating expenses:
Research and development	2,723	2,101	11,247	4,779
General and administrative	1,452	1,566	4,136	3,695
Total operating expenses	4,175	3,667	15,383	8,474
Loss from operations	(4,175)	(3,407)	(15,031)	(7,633)
Other income (expense):
Interest income (expense), net	27	10	65	15
Net loss	(4,148)	(3,397)	(14,966)	(7,618)
Unrealized gain (loss) on marketable securities	(3)	2	18	(3)
Comprehensive loss	$(4,151)	$(3,395)	$(14,948)	$(7,621)
Net loss per common share – basic and diluted	$(0.53)	$(0.59)	$(2.18)	$(1.35)
Weighted-average number of shares outstanding – basic and diluted	7,759,630	5,796,091	6,856,876	5,644,587

See notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(14,966)	$(7,618)
Adjustments for:
Depreciation and amortization	87	61
Non-cash stock-based compensation	1,015	693
Non-cash issuance of common stock and warrants connected to license agreement	2,780	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(781)	(39)
Accounts payable	148	169
Accrued expenses and other	(19)	392
Net cash used in operating activities	(11,736)	(6,342)
Cash flows from investing activities:
Purchases of marketable securities	(6,693)	(7,704)
Proceeds from sale of marketable securities	4,922	—
Purchases of property and equipment	(156)	(324)
Net cash used in investing activities	(1,927)	(8,028)
Cash flows from financing activities:
Proceeds from issuance of common stock	11,339	21,648
Payment of financing costs related to issuance of common stock	(2,128)	(1,754)
Proceeds from exercise of stock options	95	—
Proceeds from exercise of warrants	5,342	25
Cash provided by financing activities	14,648	19,919
Net increase in cash and cash equivalents	985	5,549
Cash and cash equivalents, beginning of period	4,347	1,570
Cash and cash equivalents, end of period	$5,332	$7,119
Supplemental disclosures of noncash financing activities:
Issuance of common stock warrants in connection with initial public offering	$218	$—
Financing costs related to the issuance of common stock included in accounts payable and accrued expenses	$19	$—
Issuance of common stock warrants to brokers in connection with sale of common stock	$—	$334

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from operations and negative operating cash flows since inception, and expects to incur additional operating losses. The Company’s current resources include cash resources of approximately $5,332,000 and marketable securities of $10,313,000 at September 30, 2016. The Company believes that its cash, cash equivalents and marketable securities will be sufficient to allow the Company to fund its current operating plan and continue as a going concern.

The accompanying interim financial statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015, and related interim information contained within the notes to the financial statements are unaudited. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of September 30, 2016, results of operations for the three and nine months ended September 30, 2016 and 2015, and its cash flows for the nine months ended September 30, 2016 and 2015. These interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2015 filed with the Securities and Exchange Commission on May 6, 2016. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results expected for the full fiscal year or any interim period.

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

Included in cash and cash equivalents as of September 30, 2016 and December 31, 2015 are money market fund investments of $3,993,000 and $2,422,000 as of September 30, 2016 and December 31, 2015, respectively, and commercial paper of $450,000 as of December 31, 2015, which are reported at fair value (Note 4).

Concentration of Credit Risk

Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. Substantially all of the Company’s cash is held at financial institutions that management believes to be of high-credit quality. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits; however, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

The Company had one source of revenue, grants from the NIH, during all periods presented, representing 100% of total revenue for each period.

Investments in Marketable Securities

The Company invests excess cash balances in short-term and long-term marketable securities. The Company classifies investments in marketable securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time of purchase. At each balance sheet date presented, all investments in securities are classified as available-for-sale. The Company reports available-for-sale investments at fair value at each balance sheet date and includes any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in other income (expense). If any adjustment to fair value reflects a decline in the value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other than temporary,” including the intention to sell and, if so, marks the investment to market through a charge to the Company’s consolidated statements of operations and comprehensive loss.

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

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying value, an impairment loss is recorded for the difference between the carrying value and fair value of the asset. Through September 30, 2016, no such impairment has occurred.

Deferred Public Offering Costs

Deferred public offering costs, which primarily consist of direct and incremental legal and accounting fees relating to the Company’s initial public offering, are capitalized. As of December 31, 2015, deferred public offering costs were $966,000, and recorded in other assets in the accompanying consolidated balance sheet. In May 2016, in connection with the consummation of the Company’s initial public offering, total deferred public offering costs of $2.1 million were fully offset against proceeds received by the Company in the initial public offering. There were no deferred public offering costs as of September 30, 2016.

Deferred Rent

The Company’s operating leases include rent escalation payment terms and other incentives received from landlords. Deferred rent represents the difference between actual operating lease payments due and straight-line rent expense over the term of the lease, which is recorded in accrued expenses and other current liabilities. The Company had deferred aggregate rent for its research and development facility in Milford, Massachusetts and its headquarters in Hopkinton, Massachusetts of $33,000 and $6,000 as of September 30, 2016 and December 31, 2015, respectively.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery has occurred or services we recognized have been rendered and collection of the related receivable is reasonably assured. Generally, these criteria were met and revenue from grants from the NIH, which subsidized certain of our research projects, as efforts were expended and as eligible project costs were incurred.

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

Financial Instruments

The Company’s financial instruments consist of cash equivalents, marketable securities, and accounts payable. The carrying amounts of cash and cash equivalents and accounts payable approximate their fair value due to the short-term nature of those financial instruments. The fair value of the marketable securities are remeasured each reporting period as described in Note 4.

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

Net Loss Per Share Attributable to Common Stockholders

Basic net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method and the as if-converted method, for convertible securities, if inclusion of these instruments is dilutive.

In May and June 2016, the Company issued 944,900 shares of common stock in connection with its initial public offering and 641,743 shares of common stock upon the exercise of outstanding warrants to purchase common stock of the Company. Additionally, upon the closing of the initial public offering, all outstanding shares of the Company’s preferred stock automatically converted into 250,000 shares of the Company’s common stock. The issuance of these shares resulted in a significant increase in the Company’s shares outstanding, to 7,767,981 shares as of September 30, 2016, and weighted average shares outstanding for the three and nine months ended September 30, 2016, when compared to the comparable prior year period, is expected to continue to impact the year-over-year comparability of the Company’s loss per share calculations through 2017.

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

The Company assesses its income tax positions and records tax benefits based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the consolidated financial statements. The Company classifies interest and penalties associated with such uncertain tax positions as a component of interest expense. As of September 30, 2016 and December 31, 2015, the Company has not identified any material uncertain tax positions.

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity.

The Company leases office and laboratory space in Hopkinton, Massachusetts and Milford, Massachusetts, under non-cancelable operating leases. The Company has standard indemnification arrangements under these leases that require it to indemnify the landlords against any liability for injury, loss, accident, or damage from any claims, actions, proceedings, or costs resulting from certain acts, breaches, violations, or nonperformance under the Company’s lease.

Through September 30, 2016, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern and to provide related disclosures in certain circumstances. The requirements of ASU 2014-15 will be effective for the annual financial statement period beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact that the adoption of the standards may have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the current leasing guidance and upon adoption, will require lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for the Company for the annual period beginning after December 15, 2018, and can be early adopted by applying a modified retrospective approach for leases existing at, and entered into after, the beginning of the earliest comparable period presented in the financial statements. The Company is currently evaluating the impact that the adoption of the standards may have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation, and includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new standard is effective for the Company for the annual period ending after December 15, 2016, and for annual and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact that the adoption of the standards may have on its consolidated financial statements.

2. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(4,148)	$(3,397)	$(14,966)	$(7,618)
Weighted-average number of common shares-basic and diluted	7,759,630	5,796,091	6,856,876	5,644,587
Net loss per common share-basic and diluted	$(0.53)	$(0.59)	$(2.18)	$(1.35)

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

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact due to the losses reported:

	For the Three and Nine Months Ended September 30,
	2016	2015
Preferred stock	—	1,000,000
Common stock warrants	153,347	1,181,776
Stock options	718,065	485,481

Upon the closing of the initial public offering, all outstanding shares of the Company’s 1,000,000 shares of preferred stock automatically converted into 250,000 shares of the Company’s common stock.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment as of September 30, 2016 and December 31, 2015, consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Equipment	$515	$448
Furniture and fixtures	144	55
Leasehold improvements	133	133
Total property and equipment	792	636
Less: accumulated depreciation and amortization	(296)	(209)
Property and equipment, net	$496	$427

Depreciation and amortization expense for the three and nine months ended September 30, 2016 was $30,000 and $87,000, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 2015 was $27,000 and $61,000, respectively.

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

A summary of the assets and liabilities that are measured at fair value as of September 30, 2016 and December 31, 2015 is as follows (in thousands):

		Fair Value Measurement Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Money market funds (1)	$3,993	$3,993	$—	$—
Fixed income securities	10,313	—	10,313	—
Total September 30, 2016	$14,306	$3,993	$10,313	$—
December 31, 2015
Money market funds (1)	$2,422	$2,422	$—	$—
Commercial paper (1)	450	—	450	—
Fixed income securities	8,524	—	8,524	—
Total December 31, 2015	$11,396	$2,422	$8,974	$—

(1)	Money market funds and commercial paper are included within cash and cash equivalents in the accompanying consolidated balance sheets recognized at fair value.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses as of September 30, 2016 and December 31, 2015, consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Clinical	$521	$259
Compensation and benefits	635	684
Accounting and legal	169	416
Other	35	10
Total accrued expenses	$1,360	$1,369

6. STOCKHOLDERS’ EQUITY

Common and Preferred Stock

Effective February 1, 2016, the Company amended and restated its license agreement with BioHEP Technologies Ltd. (“BioHEP”) (Note 7). In connection with the amendment and restatement, the Company issued 125,000 shares of its common stock to BioHEP and granted to BioHEP a warrant to purchase an additional 125,000 shares of its common stock at a purchase price of $16.00 per share, which warrant will expire on August 1, 2018. The fair value of the common stock as of the date of issuance, $2.0 million, was expensed as research and development costs.

The Company effected a 1-for-4 reverse stock split of its common stock on March 8, 2016. All share and per share amounts, and the number of shares of common stock into which each share of preferred stock converted in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

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

Warrants

In connection with the amendment and restatement of a license agreement, the Company issued a warrant to purchase 125,000 shares of the Company’s common stock to BioHEP, effective February 1, 2016 (Note 7). The Company evaluated the terms of the warrant and concluded that it should be equity-classified. The fair value of the warrant, $0.8 million, was estimated on the issuance date using a Black Scholes pricing model based on the following assumptions: an expected term of two and a half years, expected stock price volatility of 71%, a risk free rate of 1.01%, and a dividend yield of 0%. The fair value was expenses as research and development costs.

The Company issued to Dawson James Securities, Inc., the sole book-running manager for the initial public offering, a warrant to purchase 27,600 share of common stock in May 2016, and a warrant to purchase 747 shares of common stock in June 2016 (the “Dawson James Warrants”). The Dawson James Warrants are exercisable for cash at an exercise price of $15.00 per share commencing on November 5, 2016. The Dawson James Warrants expire on May 5, 2021. The Company evaluated the terms of the Dawson James Warrants and concluded that they should be equity-classified. The fair value of the May 2016 Dawson James Warrants were estimated on the applicable issuance dates using a Black Scholes pricing model based on the following assumptions: an expected term of 4.99 years; expected stock price volatility of 87%; a risk free rate of 1.20%; and a dividend yield of 0%. The fair value of the June 2016 Dawson James Warrants were estimated on the applicable issuance dates using a Black Scholes pricing model based on the following assumptions: an expected term of 4.92 years; expected stock price volatility of 87%; a risk free rate of 1.23%; and a dividend yield of 0%.

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

A summary of warrant activities during the nine months ended September 30, 2016 follows:

Warrants
Outstanding at December 31, 2015	1,181,776
Grants	153,347
Exercises	(641,743)
Expirations/cancellations	(540,033)
Outstanding at September 30, 2016	153,347

2014 Stock Incentive Plan

In April 2014, the Company’s board of directors (the “Board”) approved the 2014 Stock Incentive Plan (the “2014 Plan”). The Company’s 2014 Plan provides for the issuance of common stock, stock options and other stock-based awards to employees, officers, directors, consultants, and advisors. As of September 30, 2016, the Board had authorized 750,000 shares of common stock to be issued under the 2014 Plan. Awards under the 2014 Plan may include options (incentive and non-statutory), stock appreciation rights, restricted stock, restricted stock units or dividend equivalent right, or a combination of them. Under the 2014 Plan, the Board, or a committee authorized by the Board, determines the number of shares of common stock to be granted pursuant to the awards, as well as the exercise price and terms of such awards.

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

The following table summarizes the option activity for the nine months ended September 30, 2016, under the 2014 Plan and the 2015 Plan (the “Plans”):

	Options	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2015	610,481	$11.99
Granted	123,334	10.42
Exercised	(10,247)	9.28
Cancelled	(5,503)	11.96
Outstanding at September 30, 2016	718,065	$11.76
Exercisable at September 30, 2016	205,059	$11.01

All stock options granted have a ten-year term. As of September 30, 2016, all options granted are expected to vest and the weighted-average remaining contractual life of all options is 8.8 years.

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

The following table summarizes the stock-based compensation expense for the three and nine months ended September 30, 2016, under the Plans:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
(in thousands)
Stock-based compensation:
Research and development	$104	$97	$286	$187
General and administrative	274	336	729	506
Total Stock-based compensation	$378	$433	$1,015	$693

The fair value of stock options vested during the nine months ended September 30, 2016 was $1,088,000. At September 30, 2016, there was $4,051,000 of unrecognized stock-based compensation expense relating to stock options granted pursuant to the Plans, which will be recognized over the weighted-average remaining vesting period of 2.9 years. Total unrecognized stock-based compensation expense may be adjusted for future changes in the estimated forfeiture rate.

Reserved Shares

As of September 30, 2016 and 2015, the Company has reserved the following shares of common stock for potential conversion of the Preferred Stock, exercise of warrants and outstanding options and issuance of shares available for grant under the 2015 Plan:

	September 30,
	2016	2015
Preferred Stock	—	250,000
2012 Convertible financing warrants	—	798,653
2013 Convertible financing warrants	—	238,804
2014 Financing warrants	—	144,319
2015 BioHEP warrants	125,000	—
2015 Dawson James warrants	28,347	—
2014 and 2015 Stock incentive plans	1,475,000	725,000
Total	1,628,347	2,156,776

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

Rent paid for the three and nine months ended September 30, 2016 was $56,000 and $110,000, respectively. Rent paid for the three and nine months ended September 30, 2015 was $20,000 and $34,000, respectively.

Future minimum commitments due under all leases at September 30, 2016 are as follows (in thousands):

Year
2016 (three months from October 2016 through December 2016)	$56
2017	232
2018	174
2019	158
2020	164
Thereafter	70
Total minimum lease payments	$854

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

8. RELATED PARTY TRANSACTIONS

The Company incurred no advisory fees during the three and nine months ended September 30, 2016 and incurred $19,000 and $56,000 in advisory fees to one of its directors during the three and nine months ended September 30, 2015, respectively.

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

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of a novel class of therapeutics using our proprietary small molecule nucleic acid hybrid, or SMNH, chemistry platform. We are developing our most advanced SMNH product, SB 9200, for the treatment of viral diseases. We have designed SB 9200 to selectively activate within infected cells the cellular proteins retinoic acid-inducible gene 1, or RIG-I, and nucleotide-binding oligomerization domain-containing protein 2, or NOD2, to inhibit viral replication and to cause the induction of intracellular interferon signaling pathways for antiviral defense. We believe that SB 9200 can play an important role in antiviral therapy by modulating the body’s immune response to fight viral infections. In 2014, we completed a Phase 1 clinical trial of SB 9200 in 38 non-cirrhotic patients infected with the hepatitis C virus, or HCV, who had not received any prior antiviral treatment. In June 2016, we dosed the first patient in our ongoing Phase 2a clinical trial of SB 9200 for the treatment of chronic hepatitis B virus, or HBV. We expect to report top line monotherapy data from the first cohort (25 mg) of the Phase 2a clinical trial of SB 9200 in the first half of 2017. Subject to obtaining additional financing, we also plan to explore the potential use of SB 9200 in other viral diseases, including respiratory syncytial virus, or RSV, human immunodeficiency virus, or HIV, and latency and hepatitis delta virus, or HDV, conduct preclinical research of additional SMNH product candidates or compounds as antiviral therapies and conduct early-stage research programs exploring the use of SMNH compounds against targets implicated in certain inflammatory diseases and cancers.

We have not generated any revenue to date other than from grants from the National Institutes of Health, or NIH. We have incurred significant annual net operating losses in every year since our inception and expect to continue to incur net operating losses for the foreseeable future. Our net losses were $11.6 million for the year ended December 31, 2015 and $14.9 million for the nine months ended September 30, 2016. As of September 30, 2016, we had an accumulated deficit of $49.1 million. We expect to continue to incur significant expenses and increasing operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly if and as we:

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

As of September 30, 2016, we had $15.6 million in cash, cash equivalents and marketable securities. We expect that our cash, cash equivalents and marketable securities as of September 30, 2016, will enable us to fund our operating expenses and capital expenditure requirements at least into the third quarter of 2017. See “—Liquidity and Capital Resources.”

Financial Operations Overview

Grant revenue

We have generated revenue from grants from the NIH for the development of SB 9200. The NIH grants provided funding of $6.8 million between October 2003 and September 30, 2016. As of September 30, 2016, no additional funding remains available to us under any grant for the development of SB 9200.

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

During the three months ended September 30, 2016, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our final prospectus for our initial public offering filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on May 6, 2016 and the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Subject to certain conditions, as an EGC, we are able to rely on certain of the exemptions and reduced reporting requirements available under the JOBS Act, including the exemption from the requirement that the auditors provide an attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and comply with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an EGC until the earliest of the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering; the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Results of Operations

Comparison of the three and nine months ended September 30, 2016 and 2015

The following table summarizes our results of operations for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		Increase	For the Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
(in thousands)
Grant revenue	$-	$260	$(260)	$352	$841	$(489)
Operating expenses:
Research and development	2,723	2,101	622	11,247	4,779	6,468
General and administrative	1,452	1,566	(114)	4,136	3,695	441
Total operating expenses	4,175	3,667	508	15,383	8,474	6,909
Loss from operations	(4,175)	(3,407)	(768)	(15,031)	(7,633)	(7,398)
Other income	27	10	17	65	15	50
Net loss	$(4,148)	$(3,397)	$(751)	$(14,966)	$(7,618)	$(7,348)

Grant revenue. Grant revenue was $0 and $352,000 for the three and nine months ended September 30, 2016, respectively, compared to $260,000 and $841,000 for the three and nine months ended September 30, 2015, respectively. The decrease of $260,000 and $489,000 for the three and nine months ended September 30, 2016, respectively, were primarily due to the completion of our last NIH grant as of April 30, 2016.

Research and development expenses. Research and development expenses were $2.7 million for the three months ended September 30, 2016, compared to $2.1 million for the three months ended September 30, 2015. The increase of $0.6 million in research and development expenses was due primarily to a $0.3 million increase in spending on clinical trial-related activities for our ongoing Phase 2a clinical trial of SB 9200; and additional salaries, benefits and stock-based compensation of $0.3 million associated with higher headcount in the three months ended September 30, 2016.

Research and development expenses were $11.2 million for the nine months ended September 30, 2016, compared to $4.8 million for the nine months ended September 30, 2015. The increase of $6.5 million was due primarily to a $2.8 million non-cash charge for the fair value of 125,000 shares of common stock and warrants to purchase 125,000 shares of common stock issued in connection with the BioHEP license agreement in February 2016; $3.0 million in increased spending on clinical trial related activities for our ongoing Phase 2a clinical trial of SB 9200; and additional salaries, benefits and stock-based compensation of $0.7 million associated with higher headcount in the nine months ended September 30, 2016.

General and administrative expenses. General and administrative expenses were $1.5 million for the three months ended September 30, 2016, compared to $1.6 million for the three months ended September 30, 2015. The decrease of $0.1 million was primarily due to a $0.4 million decrease in severance expenses offset by $0.1 million in additional salaries, benefits and stock based compensation associated with higher headcount in the three months ended September 30, 2016 and $0.2 million in increased legal and liability insurance expenses.

General and administrative expenses were $4.1 million for the nine months ended September 30, 2016, compared to $3.7 million for the nine months ended September 30, 2015. The increase of $0.4 million was primarily due to additional salaries, benefits and stock-based compensation of $0.6 million associated with higher headcount in the nine months ended September 30, 2016, increased legal and liability insurance expenses of $0.4 million offset by a $0.4 million decrease in severance expenses and a $0.2 million decrease in expenses related to consulting activities which are now performed in-house.

Other income, net. Other income for the three and nine months ended September 30, 2016 is solely comprised of interest income. Interest income for the three and nine months ended September 30, 2016, was $27,000 and $65,000, respectively, related to the interest earned on marketable securities. Other income for the three and nine months ended September 30, 2015 is comprised of interest income of $10,000 and $15,000, respectively, primarily related to the interest earned on marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through September 30, 2016, we financed our operations from NIH funding, our initial public offering and private placements of convertible notes, common stock and warrants.

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

As of September 30, 2016, we had cash, cash equivalents and marketable securities totaling $15.6 million and an accumulated deficit of $49.1 million.

Cash Flows

The following table summarizes sources and uses of cash for each of the periods presented:

	For the Nine Months Ended September 30,
	2016	2015
(in thousands)
Net cash used in operating activities	$(11,736)	$(6,342)
Net cash used in investing activities	(1,927)	(8,028)
Net cash provided by financing activities	14,648	19,919
Net increase in cash and cash equivalents	$985	$5,549

Net cash used in operating activities. The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $11.7 million and $6.3 million during the nine months ended September 30, 2016 and 2015, respectively. The increase of $5.4 million in cash used in operating activities5.4during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 was primarily due to an increase in net loss of $7.5 million and an increase in prepaid expense, other assets, accounts payable and accrued expenses of $1.1 million, which were offset by an increase in non-cash common stock and warrant valuation expense related to the BioHEP license agreement of $2.8 million and an increase in non-cash stock based compensation of $0.3 million.

Net cash used in investing activities. Net cash used in investing activities was $1.9 million for the nine months ended September 30, 2016 compared to net cash used in investing activities of $8.0 million for the nine months ended September 30, 2015. The cash used in investing activities of $1.9 million in the nine months ended September 30, 2016 was primarily the result of $4.9 million in proceeds from the sale of marketable securities, offset by $6.7 million for the purchase of marketable securities. The cash used in investing activities of $8.0 million for the nine months ended September 30, 2015 was mainly due to the purchase of marketable securities of $7.7 million. Cash of $156,000 and $324,000 was used to purchase property and equipment during the nine months ended September 30, 2016 and 2015, respectively.

Net cash provided by financing activities. Net cash provided by financing activities was $14.6 million and $19.9 million during the nine months ended September 30, 2016 and 2015, respectively. The cash provided by financing activities in the nine months ended

September 30, 2016 was primarily the result of $11.3 million of gross proceeds received from the initial public offering of our common stock, cash of $5.3 million for the exercise of warrants in connection with the closing of the initial public offering and $0.1 million for the exercise of stock options, offset by $2.1 million underwriting discounts and offering expenses related to the initial public offering. The cash provided by financing activities in the nine months ended September 30, 2015 was primarily the result of $21.7 million of gross proceeds received from private placements of our common stock offset by $1.8 million of broker commissions paid.

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

We expect that our existing cash, cash equivalents and marketable securities of $15.6 million at September 30, 2016 will enable us to fund our operating expenses and capital expenditures requirements at least into the third quarter of 2017 and to fund the Phase 2a clinical trial of SB 9200 that we initiated in chronic HBV in June 2016. However, we do not believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of SB 9200 beyond the ongoing trial, including our planned Phase 2b clinical trial of SB 9200 for chronic HBV that we plan to conduct subject to the results of the Phase 2a clinical trial, discussions with regulatory authorities and the receipt of additional funding. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of SB 9200, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

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

Adequate additional funds may not be available to us on acceptable terms, or at all. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our common stockholders’. Additional debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute our stockholders’ ownership interest.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at September 30, 2016, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
(in thousands)
Operating lease commitments (1)	$854	$230	$513	$111	$—
Total	$854	$230	$513	$111	$—

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

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09-Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under U.S. generally accepted accounting principles. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB delayed the effective date of the new standard by one year to December 15, 2017, for annual and interim reporting periods beginning after that date. In accordance with the delay, the new standard will be effective for us beginning January 1, 2018. Early adoption is permitted, but not before the original effective date of December 15, 2016. The new standard allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. In April 2016, the FASB issued ASU 2016-10—Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on identifying performance obligations. We are currently evaluating the impact that the adoption of the standards may have on our consolidated financial statements and additional changes may be identified. We have not elected a transition method.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern and to provide related disclosures in certain circumstances. The requirements of ASU 2014-15 will be effective for the annual financial statement period beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact that the adoption of the standards may have on our consolidated financial statements and additional changes may be identified.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the current leasing guidance and upon adoption, will require lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for our annual period beginning after December 15, 2018, and can be early adopted by applying a modified retrospective approach for leases existing at, and entered into after, the beginning of the earliest comparable period presented in the financial statements. We are currently evaluating the impact that the adoption of the standards may have on our consolidated financial statements and additional changes may be identified.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation, and includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new standard is effective for our annual period ending after December 15, 2016, and for annual and interim periods thereafter, with early adoption permitted. We are currently evaluating the impact that the adoption of the standards may have on our consolidated financial statements and additional changes may be identified.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. Our cash, cash equivalents and marketable securities of $15.6 million as of September 30, 2016, consisted of cash, money market accounts and short-term marketable debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not be expected to have a material impact on the fair market value of our investment portfolio or on our financial condition or results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2016, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any material litigation.

Item 1A.	Risk Factors.

We operate in an industry that involves numerous risks and uncertainties. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Form 10-Q for the quarterly period ended September 30, 2016 including our financial statements and related notes included therein. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. The risks and uncertainties described below may change over time and other risks and uncertainties, including those that we do not currently consider material, may impair our business. In these circumstances, the market price of our common stock could decline.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses since our inception and anticipate that we will incur significant and increasing losses in the future.

We are a clinical-stage biopharmaceutical company. We have one product candidate, SB 9200, in the early stages of clinical development and all of our other product candidates are preclinical. We do not have any products approved by regulatory authorities for marketing and have not generated any revenue from product sales, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2002. For the nine months ended September 30, 2016 and 2015, we reported a net loss of $14.9 million and $7.6 million, respectively. We had an accumulated deficit of $49.1 million at September 30, 2016.

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

Even if we are able to generate revenues from the sale of SB 9200 or any other products, we may not generate revenues that are large enough for us to become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of product candidates or continue our operations. A decline in the value of our company could cause our stockholders to lose all or part of their investment.

We intend to expend our limited resources on the development of our sole clinical-stage product candidate, SB 9200, for antiviral applications and may fail to capitalize on other technologies, product candidates or other indications that may be more profitable or for which there is a greater likelihood of success.

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

We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2016 will enable us to fund our operating expenses and capital expenditure requirements at least into the third quarter of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could deploy our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

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

SB 9200 and our other product candidates are novel compounds and their potential benefit as antiviral drugs is unproven. SB 9200 and our other product candidates may not prove to be effective against the indications for which they are being designed to act and may not demonstrate in clinical trials any or all of the pharmacological effects that have been observed in preclinical studies. As of September 30, 2016, we have only completed a single Phase 1 clinical trial of SB 9200. In that trial, we evaluated SB 9200 in 38 non-cirrhotic HCV infected patients as a monotherapy treatment for up to seven days. We conducted the Phase 1 clinical trial in Australia and New Zealand in 2013 and 2014. We expect that the dose and frequency may be different for other indications of antiviral therapy. We initiated a Phase 2a clinical trial of SB 9200 for the treatment of chronic HBV in June 2016. We expect our Phase 2a trial of SB 9200 for chronic HBV will be of longer duration and involve sequential therapy with other antiviral agents. As a result, our Phase 1 clinical trial results in HCV may not be indicative of the results of our Phase 2a clinical trial in chronic HBV.

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

If we are unable to establish sales, marketing and distribution capabilities or enter into agreements with third parties to market, sell or distribute SB 9200 or any other product candidates, we may not be successful in commercializing such product candidates if and when they are approved.

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

We rely on third-party research vendors, academic research institutions, CROs, and other third parties to conduct, and monitor and manage data for, our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and we control only some aspects of their activities. Nevertheless, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We also rely on third parties to assist in conducting our preclinical studies in accordance with good laboratory practice, or GLP, and the Animal Welfare Act requirements. We and our service providers are required to comply with federal regulations and good clinical practice, or GCP, which are international standards meant to protect the rights and health of subjects that are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our service providers fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot guarantee that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with product produced under current Good Manufacturing Practices, or cGMPs. Failure to comply with these regulations may require us to repeat preclinical studies and clinical trials, which would delay the regulatory approval process.

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

Risks Related to Regulatory Approval and Marketing of Our Product Candidates and Other Legal Compliance Matters

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time consuming and uncertain and may prevent us or any future collaborators from obtaining approvals for the commercialization of SB 9200 or our other product candidates. As a result, we cannot predict when or if, and in which territories, we, or any future collaborators, will obtain marketing approval to commercialize SB 9200.

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

•	establishment of the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models.

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

The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The Securities and Exchange Commission also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

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

As of September 30, 2016, we had 19 full-time employees, of whom 10 hold Ph.D. or M.D. degrees, plus several consultants. As our development and commercialization plans and strategies develop, we will need additional managerial, operational, sales, marketing, financial and other resources. Our management, personnel and systems currently in place is likely not adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

As of September 30, 2016, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, beneficially own shares representing approximately 42.7% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they may be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, may be able to significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

•	delay, defer or prevent a change in control;
•	entrench our management and the board of directors; or
•	impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

We have broad discretion over the use of our cash, cash equivalents and marketable securities and may not use them effectively.

Our management has broad discretion in the use of our cash, cash equivalents and marketable securities to fund our operations and could spend these funds in ways that do not improve our results of operations or enhance the value of our common stock. We intend to use our cash, cash equivalents and marketable securities to fund the clinical development of SB 9200 and our other product candidates, conduct additional research and development and for working capital and general corporate purposes. However, our use of our cash, cash equivalents and marketable securities may differ substantially from our current plans. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest our cash, cash equivalents and marketable securities in a manner that does not produce income or that loses value.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2016, we have 7,767,981 outstanding shares of common stock, including the shares that we sold in our initial public offering. Of these shares of our common stock, 6,731,034 shares are currently subject to a 180-day lock-up following our initial public offering. These restrictions are due to expire on November 1, 2016, resulting in these shares becoming eligible for public sale without limitation on November 2, 2016 unless held by our affiliates. Moreover, holders of an aggregate of 512,500 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. On June 15, 2016, we filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. As of September 30, 2016, options to purchase 718,065 shares of our common stock at a weighted average exercise price of $11.76 per share were outstanding. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the applicable lock-up agreements entered into in connection with the initial public offering.

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

The trading market for our common stock may be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the securities and industry analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our preclinical studies or clinical trials and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Provisions in our restated certificate of incorporation and amended and restated bylaws and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our restated certificate of incorporation and our amended and restated bylaws that became effective upon the closing of our initial public offering may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions include those establishing:

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

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be our stockholders’ sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

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

Use of Proceeds

In May 2016, we issued and sold 920,000 shares of our common stock in our initial public offering at a price to the public of $12.00 per share, for gross proceeds of approximately $11.0 million before deducting underwriters’ discounts and commissions and offering-related expenses. In addition, on June 3, 2016, we issued and sold an additional 24,900 shares of common stock at the initial public offering price of $12.00 per share pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock, for gross proceeds of approximately $0.3 million before deducting underwriters’ discounts and commissions and offering-related expenses. All of the shares issued and sold in the initial public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-208875), which was declared effective by the Securities and Exchange Commission, or SEC, on May 5, 2016. Dawson James Securities, Inc. acted as the sole book-running manager of the offering, and ViewTrade Securities, Inc. and Axiom Capital Management, Inc. acted as co-managers for the offering. The offering commenced on May 5, 2016 and did not terminate until the sale of all of the shares offered.

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

Spring Bank Pharmaceuticals, Inc.

Date: October 28, 2016	By:	/s/ Jonathan Freve
Jonathan Freve
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document