Form 10-K
period 2016-12-31
Spring Bank Pharmaceuticals, Inc.
filed 2017-02-14
CIK 1566373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37718

Spring Bank Pharmaceuticals, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	52-2386345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
86 South Street Hopkinton, MA	01748
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 473-5993

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 par value per share	The NASDAQ Capital Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2016, was approximately $61.8 million. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of February 13, 2017 was 9,416,238.

Our 2017 Annual Meeting of Shareholders is scheduled to be held on June 15, 2017.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. In some cases, forward-looking statements are identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goals,” “intend,” “likely,” “may,” “might,” “ongoing,” “objective,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “will” and “would” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, such statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about our ability to fund our working capital requirements; the success, cost and timing of our product development activities and future clinical trials; the timing of and our ability to obtain and maintain regulatory approvals for any of our product candidates; our ability to identify and develop new product candidates; our intellectual property position; our commercialization, marketing and manufacturing capabilities and strategy; our use of proceeds from our initial public offering; our ability to develop sales and marketing capabilities; our estimates regarding future expenses and needs for additional financing; our ability to identify, recruit and retain key personnel; our financial performance; and developments and projections relating to our competitors in the industry. You should refer to the “Risk Factors” section of this Annual Report to Form 10-K and in our other filings with the Securities and Exchange Commission for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report on Form 10-K will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, these statements should not be regarded as representations or warranties by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

As used in this Annual Report on Form 10-K, unless otherwise stated or the context otherwise indicates, references to “Spring Bank,” the “Company,” “we,” “our,” “us” or similar terms refer to Spring Bank Pharmaceuticals, Inc. and our wholly owned subsidiaries.

Part I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of a novel class of therapeutics using our proprietary small molecule nucleic acid hybrid, or SMNH, chemistry platform. Our SMNH compounds are small segments of nucleic acids that we design to selectively target and modulate the activity of specific proteins implicated in various disease states. We are developing our most advanced SMNH product candidate, SB 9200, for the treatment of certain viral diseases. We have designed SB 9200 to selectively activate within infected cells the cellular proteins, retinoic acid-inducible gene 1 (RIG-I) and nucleotide-binding oligomerization domain-containing protein 2 (NOD2), to inhibit viral replication and to cause the induction of intracellular interferon signaling pathways for antiviral defense. We believe that SB 9200 may play an important role in antiviral therapy by modulating the body’s immune response through its mechanisms of action to fight viral infections. We are also developing a second SMNH product candidate, SB 11285, as an immunotherapeutic agent for the treatment of selected cancers through the activation of the STimulator of INterferon Genes, or STING, pathway.

SB 9200

We are currently developing SB 9200 for the treatment of chronic hepatitis B virus, or HBV. In June 2016, we initiated our Phase 2a ACHIEVE clinical trial in non-cirrhotic patients infected with chronic HBV, in which patients first receive SB 9200 as a monotherapy for 12 weeks and then receive the oral antiviral agent Viread® (tenofovir disoproxil fumarate, which we refer to as Viread) as a monotherapy for 12 weeks. We expect to report top-line results from the first SB 9200 monotherapy dosing cohort of the Phase 2a clinical trial in the first half of 2017, and to report top-line results for all patients treated with SB 9200 alone in the first half of 2018. Subject to the results of the Phase 2a clinical trial and obtaining additional funding, we expect to initiate a Phase 2b clinical trial in the second half of 2018 in patients with chronic HBV to explore the use of SB 9200 as a monotherapy and in combination with Viread. The Phase 2a clinical trial is being conducted under our clinical trial collaboration with Gilead Sciences, Inc., or Gilead, and the Phase 2b clinical trial will be conducted under the same collaboration.

In 2014, we completed a Phase 1 clinical trial of SB 9200 in 38 non-cirrhotic patients infected with the hepatitis C virus, or HCV, who had not received any prior antiviral treatment. The two-stage trial was designed to evaluate the safety and tolerability, pharmacokinetics, pharmacodynamics and antiviral activity of ascending doses of the oral formulation of SB 9200 and to demonstrate proof of principle of the mechanisms of action of SB 9200. SB 9200 was well tolerated in all dose groups in the trial, and no dose limiting toxicities or systemic interferon-like side effects such as flu-like symptoms or fever were observed. Additionally, antiviral activity was seen at all dose levels except for the lowest dose cohort. We believe the pharmacokinetic and safety data and the antiviral immunomodulatory activity observed in the Phase 1 clinical trial of SB 9200, and the preclinical and toxicology studies of SB 9200 that we have conducted thus far, collectively support our continued development of SB 9200 for the treatment of chronic HBV.

Chronic HBV Infection. We are developing an oral formulation of SB 9200 for the treatment of patients with chronic HBV infection.  Active chronic HBV infection is defined by the presence of hepatitis B surface antigen, or HBsAg, for greater than six months.  Individuals with chronic HBV are at an increased risk of developing liver cancer, significant liver disease, including cirrhosis, or permanent scarring of the liver. The World Health Organization, or WHO, estimates that 240 million people worldwide are chronically infected with HBV, including approximately 14 million people in the United States and Europe combined. The current standard of care treatments for chronic HBV include pegylated interferon-a, or PEG-IFN-a, products and oral antiviral agents such as Baraclude® (entecavir, which we refer to as Baraclude), marketed by Bristol-Myers Squibb Company, Viread and Vemlidy® (tenofovir alafenamide), both marketed by Gilead, each of which aim to suppress viral replication. In 2014, reported worldwide revenues for Baraclude and Viread were approximately $2.5 billion in the aggregate, primarily for the treatment of HBV. However, these treatments have limitations. Although treatment with PEG-IFN-a products can reduce the amount of HBV DNA, or viral load, in the body, this treatment only has a limited effect on the rate of loss or clearance of HBsAg and can have significant side effects, including flu-like symptoms and fever and, with long term use, can lead to suppression of the production of red and white blood cells, mood swings, depression, anxiety and other neuropsychiatric effects. Oral antiviral agents such as Baraclude and Viread are potent suppressors of HBV DNA, but generally only suppress the virus during treatment without providing significant levels of HBsAg loss or clearance, and patients taking these oral antiviral agents require potentially life-long treatment. Patients infected with chronic HBV who achieve a greater rate of loss or clearance of HBsAg may have a shorter, finite period of treatment and improved clinical prognosis, such as a reduction in the risks of cirrhosis and liver cancer. As such, experts believe that loss or clearance of HBsAg is indicative of a functional cure. We believe that there is a significant unmet need for treatments that can achieve a functional cure for chronic HBV when used alone or in combination with other antiviral agents.

Preclinical studies of SB 9200 in the woodchuck model of chronic HBV showed significant reductions in viral load, including viral replication intermediates, and in surface antigen. Since the discovery of woodchuck hepatitis virus, or WHV, in 1978, the American woodchuck has been studied and widely accepted as a suitable animal model for the study of chronic HBV. We believe that SB 9200, by virtue of its mechanisms of action and its potential ability to increase the rate of loss or clearance of HBsAg, may provide a functional cure for chronic HBV by stimulating the immune system in a manner similar to PEG-IFN-a products, but with better efficacy and tolerability when used in combination with other anti-HBV agents.

Other Development Efforts for Chronic HBV. We are pursuing the development of the co-formulation of SB 9200 with Baraclude and Viread as potential fixed-dose combination products for the treatment of patients with chronic HBV who may benefit from the combined use of SB 9200 as an immunomodulatory agent, and Baraclude or Viread, as the antiviral agent. We anticipate that the fixed-dose combination product could result in enhanced patient compliance and potentially allow for the delivery of lower doses of the individual compounds for equivalent efficacy and a more favorable safety profile. We have conducted early development work on the co-formulations and believe SB 9200 and Viread are compatible in the same formulation. We have entered into collaborations and seek to enter into additional collaborations with third parties that are investigating and/or developing compounds for the treatment of chronic HBV with different pharmacological mechanisms of action than SB 9200. We believe that the immunomodulatory activity provided by SB 9200 could be a key component of a combinatorial treatment of patients infected with chronic HBV, which could increase the percentage of chronic HBV patients who achieve a functional cure. In September 2016, pursuant to this strategy, we entered into an agreement with Arrowhead Pharmaceuticals, Inc., or Arrowhead, to collaborate on the study of the combined use of SB 9200 and Arrowhead’s small interfering ribonucleic acid, or siRNA, product pipeline for the treatment of chronic HBV. Under our collaboration with Arrowhead, we agreed first to study preclinical models with both agents together, with the potential to be added to a clinical study.  In December 2016, we also entered into an agreement with Arbutus Biopharma Corporation, or Arbutus, to collaborate on the preclinical study of the combined use of SB 9200 and Arbutus’s AB-423, a capsid assembly inhibitor currently under development by Arbutus for the treatment of chronic HBV.

SB 11285

We are developing SB 11285, a novel proprietary STING agonist, as a potential immunotherapeutic agent for the treatment of selected cancers. Recent published scientific literature indicates that the activation of the STING pathway can result in the induction of cellular interferons and cytokines and promote an aggressive and strong anti-tumor response through the induction of innate and adaptive immune response. In our studies performed in in vitro cancer models, SB 11285 was shown to cause the induction of interferon and other cytokines and cell death, or apoptosis, of multiple tumor-derived cell lines. We plan to develop SB 11285 as a potentially important addition to the current standard of care in the treatment of various cancers that could increase the treatment responses in patients. We hope to achieve further preclinical proof-of-principle for SB 11285 in relevant oncology models in 2017.

Other Development Efforts

Subject to obtaining additional funding, we may explore the potential use of SB 9200 in other viral diseases, including hepatitis delta virus (HDV), human immunodeficiency virus (HIV) latency, and/or respiratory syncytial virus (RSV).

•

HDV. HDV is a rare, orphan chronic disease with a mortality rate of 2% to 20% according to the WHO, which occurs in association with HBV and requires HBsAg to allow replication of HDV. Currently, long-term administration of PEG-IFN-a products are used for the treatment of HDV with marginal effect, significant toxicity and poor patient tolerability. We believe that agents such as SB 9200, which may cause loss or clearance of HBsAg, could inhibit HDV infection.

•

HIV Latency. HIV latency exists when the virus is present in a person without symptoms. Scientific literature supports that HIV is able to replicate in cells by evading innate immune mechanisms involving sensory proteins such as RIG-I.  Studies suggest that disrupting HIV that is latent or dormant in an infected cell will require re-invigoration of the immune system, which we believe may be possible via the mechanisms of action of SB 9200.

•

RSV. According to the United States Centers for Disease Control and Prevention, or CDC, RSV infection in the United States accounts for approximately 177,000 adult hospitalizations and 14,000 deaths among adults over age sixty-five each year and is the most common cause of lower respiratory tract infections in young children. We believe that there is a significant unmet medical need for an effective treatment for RSV in pediatric and at-risk adult populations, including the immunocompromised, the elderly and those with respiratory co-morbidities such as chronic obstructive pulmonary disease and emphysema. Based on in vitro and in vivo data generated with SB 9200, we believe SB 9200 may have a beneficial effect in the treatment of RSV infections.

We also plan to conduct preclinical research on additional SMNH product candidates as antiviral therapies and early-stage research programs exploring the use of SMNH compounds against targets implicated in certain inflammatory diseases.

We have a global intellectual property portfolio consisting of over 50 issued patents worldwide and hold multiple patent applications directed to our lead product candidates, together with trade secrets and know-how. We hold one U.S. patent, one European patent and multiple other foreign patents with claims covering the composition of matter of SB 9200 that begin to expire in December 2026 and a second U.S. patent with claims covering the composition of matter of SB 9200 that expires in June 2030, in each case, without considering any potential patent term extensions.

Our Business Strategy

Our primary objective is to continue our development of SMNH therapeutics for the treatment of certain viral infections, cancers and inflammatory diseases. To achieve this goal, we are pursuing the following strategies:

•

Continue to advance the clinical development of SB 9200 for chronic HBV. We are conducting our Phase 2a ACHIEVE clinical trial of SB 9200 in non-cirrhotic patients infected with chronic HBV in which patients first receive SB 9200 as a monotherapy for 12 weeks, followed by Viread as a monotherapy for 12 weeks. We expect to report top-line results from the first SB 9200 monotherapy dosing cohort of the Phase 2a clinical trial in the first half of 2017, and to report top-line results for all patients treated with SB 9200 alone in the first half of 2018. Subject to the results of the Phase 2a clinical trial and obtaining additional funding, we expect to initiate a Phase 2b clinical trial in the second half of 2018 in patients infected with chronic HBV to explore the use of SB 9200 as a monotherapy and in combination with Viread. The Phase 2a clinical trial is being conducted under our clinical trial collaboration with Gilead and the Phase 2b clinical trial will be conducted under the same collaboration.

•

Develop SB 11285, our lead STING agonist compound, as a potential immunotherapeutic agent for selected cancers. We are developing SB 11285, a novel proprietary STING agonist, as a potential immunotherapeutic agent for the treatment of selected cancers. We believe SB 11285 could be an important addition to the current standard of care in the treatment of various cancers. We are currently conducting preclinical studies of SB 11285 in selected cancer models and hope to achieve preclinical proof-of-principle in relevant oncology models in 2017. Also, we are developing back-up compounds from our SMNH platform targeting the STING pathway.

•

Develop fixed-dose combinations of SB 9200 with Baraclude and with Viread for the treatment of chronic HBV. We are pursuing the development of the co-formulation of SB 9200 with Baraclude and with Viread as potential fixed-dose combination products for the treatment of patients with chronic HBV who may benefit from the combined use of SB 9200 as an immunomodulatory agent, and Baraclude or Viread, as the antiviral agent. We anticipate that the fixed-dose combination product could result in enhanced patient compliance and potentially allow for the delivery of lower doses of the individual compounds for equivalent efficacy and a more favorable safety profile.

•

Seek to enter into preclinical and clinical collaborations with third parties that are developing compounds with different pharmacological mechanisms of action than SB 9200 for the treatment of chronic HBV. We are seeking to enter into collaborations to explore the potential clinical benefits of administering SB 9200 in combination with investigational agents with different mechanisms of action for the treatment of patients infected with chronic HBV.

•

Develop additional SMNH candidates from our proprietary platform as antiviral and anti-inflammatory therapies. We are developing next-generation analogs of SB 9200, including SB 9400, SB 9941 and SB 9946. These compounds are in preclinical development as antiviral agents. We also have identified SMNH compounds that act as phosphodiesterase type 4, or PDE4, inhibitors, which are enzymes that act as potential anti-inflammatory agents. In preclinical studies, each of these compounds have demonstrated potential for anti-inflammatory activity.

•

Investigate the potential use of SB 9200 in other viral diseases. Subject to obtaining additional financing, we may explore the development of SB 9200 for the treatment of HDV, HIV latency and/or RSV. We believe that therapies such as SB 9200, which may cause loss or clearance of HBsAg, may play an important role in the treatment of HDV co-infected HBV patients. In addition, we believe that compounds such as SB 9200 that activate and induce RIG-I may play a role in disrupting HIV latency or dormancy, allowing for the potential treatment and eradication of the disease with antiviral regimens. If we determine to proceed with the development of SB 9200 for HIV latency, we would likely seek to collaborate with major research centers and third parties with significant expertise in HIV to explore the potential use of SB 9200 in the eradication of HIV.

Our SMNH Chemistry Platform

Nucleotides and nucleic acids bind to the active sites of proteins as part of normal cellular processes in order to regulate biological functions. Proteins can bind either directly to nucleic acids or indirectly through an alternative nucleic acid-protein complex. Modulating these interactions through agonism (producing or encouraging binding) and antagonism (limiting or discouraging binding) affords potentially broad therapeutic potential and provides an opportunity to target proteins and their biological functions that are typically considered challenging with current modalities.

We design our SMNH compounds to modulate the interaction between nucleotides or nucleic acids and proteins. Because SMNH compounds resemble naturally occurring nucleotides and nucleic acids in the body, we believe they can be more efficient in modulating the interactions with proteins through higher selectivity than traditional small molecule approaches.

We have focused our research on the optimization of SMNH compounds with favorable drug attributes using various approaches including rational drug design, combinatorial chemistry, structural biology and phenotypic screening approaches. By making specific structural modifications to SMNH compounds, we enable them to bind to targets in the diseased tissues with high affinity and selectivity.

Unlike other nucleic acid-based approaches that act by inhibiting specific protein expression through downregulation of messenger RNA, such as RNA interference, SMNH compounds act directly on proteins and therefore can be used to either upregulate or downregulate the activities of the proteins that play a role in disease processes. We have designed SB 9200 to bind selectively to and activate RIG-I and NOD2, proteins that are each involved in the activation of the body’s immune response to foreign pathogens.

Some distinguishing features of our SMNH compounds include:

•

Novel mechanisms of action. SB 9200 and our other SMNH compounds are designed to inhibit viral replication through two mechanisms:(i) the binding of SB 9200 to RIG-I may inhibit the interaction of viral polymerase, an enzyme that is involved in viral replication, with viral nucleic acid, and (ii) the stimulation of the innate immune response through production of natural immunomodulatory cytokines, including interferon, inside cells through the activation of RIG-I and NOD2. Viruses have evolved mechanisms to block the protective effects of interferon production. Our SMNH compounds are designed to restore interferon production in infected cells. We believe that induction of the innate immune response is required for loss or clearance of HBsAg and the achievement of a functional cure.

•

Multiple routes of delivery, including oral administration. Because our SMNH compounds have small molecule characteristics, they can be delivered orally. Additionally, our SMNH compounds potentially may be delivered intravenously and through intra-nasal and inhalation delivery, depending on the target disease. We believe that the versatility of our SMNH compounds may allow us to design SMNH compounds that use the optimal delivery approach for the target disease.

•

Potential to treat a broad range of viral, inflammatory and oncological diseases. We design our SMNH compounds to selectively target certain proteins whose presence or activity contributes to disease severity or causes the underlying disease. We believe that this approach is potentially applicable to a broad range of viral, inflammatory and oncological diseases.

•

No observed immune overstimulation. To date, our SMNH compounds, including SB 9200, have not triggered a nonspecific immune response in our preclinical studies. In addition, no nonspecific immune response was observed in our completed Phase 1 clinical trial of SB 9200.

•

Potential for use in combination with other antiviral agents. Because our SMNH compounds are designed to act by an immunomodulatory function, we believe they may be developed for use in combination with other antiviral agents that act against viral disease by different mechanisms of action.

•

Intact excretion limits likelihood of unwanted drug-drug interactions. We believe that SMNH compounds are less likely to have drug-drug interactions with drugs metabolized by CYP450, a major pathway for drug metabolism in the liver, because our SMNH compounds are not metabolized by enzyme systems in the liver and are excreted mostly intact.

•	Relative ease of manufacturing. Because our SMNH compounds are chemically synthesized by a proprietary solution-phase method, they can be produced in a scalable and reproducible manner.

Our Product Candidates

The following table summarizes the status of the development of our product candidates. We retain exclusive global commercial rights to all of our product candidates.

Product Candidate	Indication/ Therapeutic Area	Stage of Development	Anticipated Milestones

SB 9200	Chronic HBV	Phase 2	Top-line data on first cohort of Phase 2a clinical trial expected 1H 2017

	HBV/fixed dose combinations	Research	Establish preclinical proof-of-principle

	HBV/ collaborations for combination therapy	Research	Establish preclinical proof-of-principle

	HDV*	Research	Establish preclinical proof-of-principle

SB 11285	Immuno-oncology	Research	Establish preclinical proof-of-principle

*	—subject to obtaining additional funding

We are also conducting early-stage research programs exploring the use of SMNH compounds against targets implicated in certain inflammatory diseases.

Antiviral Programs

We have multiple SMNH compounds in development for the treatment of viral diseases, including our lead product candidate SB 9200. We have designed our antiviral product candidates to selectively activate within infected cells the cellular proteins, RIG-I and NOD2, to inhibit viral replication and to cause the induction of intracellular interferon signaling pathways for antiviral defense. We believe that induction of the innate immune response is required for loss or clearance of HBsAg and the potential achievement of a functional cure.

Interferon is an immunomodulatory cytokine with potent antiviral activity. Interferon activates both innate and adaptive immune responses in infected cells. The innate immune response is the first line of defense against virus infection before the adaptive immune response is induced. It is well established that the innate immune response is critical to restricting virus replication and infection. The adaptive immune system is part of the overall immune system and is required to eliminate or prevent pathogen growth. Adaptive immunity creates immunological memory after an initial response to a specific pathogen and leads to an enhanced response to subsequent encounters with that pathogen.

RIG-I and NOD2 are inactive in uninfected cells, but become activated when a cell is virally infected. The activation of RIG-I and NOD2 results in the production of interferon within the cells through a well-regulated signaling pathway. Viruses invade cells and are able to replicate and spread because they have evolved mechanisms to block the protective effects of antiviral signaling proteins such as RIG-I and NOD2. Viral genomes encode proteins that can block interferon synthesis and signaling, inhibit the function of interferon-induced antiviral proteins and produce interferon receptor decoy molecules to prevent induction of interferon signaling. Thus, by turning off interferon production and function, viruses abrogate the immune response, which enables them to rapidly multiply in cells.

Our SMNH compounds, including SB 9200, are designed to restore interferon production in virally infected cells by binding to and activating RIG-I and NOD2. The mechanisms by which this happens are depicted in the figures below.

RIG-I is a protein that has three regions: (1) a caspase-activation and recruitment domain, or CARDs, region, which is implicated in interferon signaling, (2) the adenosine triphosphatase, or ATPase, region that is important for producing energy and (3) a regulatory domain, or RD, region that is important in recognizing characteristic fingerprints of viral double stranded RNA, or dsRNA. Upon exposure to viral double stranded RNA by the regulatory domain region of RIG-I, the ATPase region of RIG-I produces energy allowing the protein to move to and translocate on the dsRNA to confirm the presence of viral RNA, resulting in the full activation of RIG-I. Following activation, RIG-I combines with another molecule of RIG-I resulting in a dimerized RIG-I complex. Activation also exposes the CARDs region of RIG-I, leading to its ubiquitination, a process that involves the attachment of ubiquitin, a protein involved in signaling, to the CARDs region of both RIG-I molecules. The activated RIG-I complex then migrates to the mitochondria, where it interacts with the CARDs region of the mitochondrial antiviral signaling, or MAVS, protein. The interaction between the RIG-I complex and the MAVS protein causes the activation of interferon regulatory factor 3, or IRF3, which results in the induction and translocation of phosphorylated IRF3 into the nucleus where it leads to the expression of genes encoding proteins, including interferon-ß, or IFN-ß. The production of interferon causes cells to enter into an antiviral state, leading to apoptosis, or cell death, of virally infected cells, production of antiviral peptides and protection of uninfected cells.

NOD2 is a protein that has three regions: (1) a CARDs region, (2) a nucleotide-binding oligomerization domain, or NBD, region and (3) a leucine-rich repeat, or LRR, region that detects characteristic fingerprints of viral single-stranded RNA, or ssRNA. Upon its exposure to viral RNA, NOD2 becomes activated leading to changes in NOD2’s structure and fosters self-association, or oligomerization, of NOD2 leading to activation of its CARDs region. Similar to RIG-I, activated NOD2 migrates to the mitochondria where it interacts with the CARDs region of the MAVS protein. The interaction between NOD2 and MAVS causes the activation of IRF3, resulting in the induction and translocation of the activated IRF3 into the nucleus where it leads to the expression of genes encoding proteins, including IFN-ß, that are implicated in the response to viral infection.

Viral RNA encodes proteins that can disrupt these and other processes to block interferon synthesis and signaling. In the presence of viral RNA, SB 9200 binds to, activates and increases the sensitivity of RIG-I and NOD2 to viral infection to cause the induction of intracellular interferon signaling pathways for antiviral defense.

SB 9200

We are developing our lead product candidate, SB 9200, for the treatment of chronic HBV. We initiated our Phase 2a ACHIEVE clinical trial outside of the United States in non-cirrhotic patients infected with chronic HBV in June 2016. We currently do not plan to conduct any Phase 1 clinical trials of SB 9200 for chronic HBV. We believe that the data from the Phase 1 clinical trial of SB 9200 that we completed in 2014 in non-cirrhotic patients infected with HCV who had not received any prior antiviral treatment, and the preclinical and toxicology studies of SB 9200 that we have conducted thus far, generated pharmacokinetic, pharmacodynamic and safety data that collectively support our planned clinical program in chronic HBV without the need for a Phase 1 clinical trial in this specific indication.

We have not submitted an investigational new drug application, or IND, to the United States Food and Drug Administration, or FDA, and may not conduct any clinical trial for SB 9200 in the United States until we submit an IND to the FDA.

Clinical Development of SB 9200—Phase 1 study in HCV

In 2014, we completed a Phase 1 clinical trial of SB 9200, which was designed to evaluate the safety and tolerability, pharmacokinetics, pharmacodynamics and antiviral activity of ascending doses of the oral formulation of SB 9200 and to demonstrate proof of principle of the mechanisms of action of SB 9200 to allow for expansion of the development of SB 9200 for additional viral diseases. The trial was a two-stage, multi-center study conducted in Australia and New Zealand in genotype 1 and genotype 3 treatment naïve HCV-infected adults. Part A of the trial was an open-label, single ascending dose study in eight treatment-naïve, HCV-infected adults in fasted and fed states. In Part A, each subject in a particular dose group received a single oral dose of 100 mg, 200 mg, 400 mg or 900 mg of SB 9200, with subjects in each subsequent dose group receiving a pre-determined higher dosage than subjects in the preceding dose group. Part B of the trial was a randomized, placebo-controlled, multiple ascending dose study in 30 treatment naïve adults infected with HCV. In Part B, subjects were randomized on a 6:2 basis to SB 9200 or placebo. Each subject in the SB 9200 arms received an oral dose of 200 mg, 400 mg or 900 mg of SB 9200 once daily for seven days, with subjects in each subsequent dose group receiving a higher dosage than subjects in the preceding dose group.

In the trial, SB 9200 was well tolerated in all dose groups, and there were no dose limiting toxicities or systemic interferon-like side effects such as flu-like symptoms or fever. Adverse events were mostly mild in severity, and the one serious adverse event that was observed in one subject, acute gallstone cholecystitis, was deemed unlikely by the study investigators to be related to SB 9200.

In addition to safety, we assessed antiviral activity in both stages of the Phase 1 clinical trial. Antiviral activity was seen at the 200mg, 400mg and 900 mg dose levels in both the single and multiple dose cohorts. Specifically, in the multiple ascending dose study, peak individual serum HCV DNA drop improved from 1.5 log10 in the 200 mg dose cohort to 1.9 log10 in the 400 mg dose cohort. Increasing the dose to 900 mg did not increase the peak individual serum HCV DNA drops observed in patients in the 900 mg dose cohort. A 1.0 log10 reduction means a 90% lower virus level in the treated patient from baseline.

A statistically significant relationship between maximum or peak serum concentration, or Cmax, of SB 9200 and maximum suppression of HCV RNA on Day 7 was observed (p =0.015) after exclusion of two subjects in the multiple dose study with extreme Cmax values for SB 9200 in a retrospective analysis of the data. The p -value is a function of the observed sample results used for testing a statistical hypothesis. There was no observed relationship between incidences, severity or relationship of adverse events and the dose of SB 9200 received.

We also assessed biomarker data to further support SB 9200’s mechanism of action. This included measuring gene expression of ISG-15 and OAS-1, two genes typically associated with the induction of the interferon signaling pathway. The results demonstrated an increase in gene expression of ISG-15 and OAS-1 following administration of SB 9200.

We believe our Phase 1 clinical trial in patients with HCV demonstrated proof of principle of the mechanism of action of SB 9200 as a host antiviral immunomodulator, given the oral bioavailability, safety, antiviral activity and biomarker data shown in the trial. We believe the pharmacokinetic and safety data and the antiviral immunomodulatory activity observed in the Phase 1 clinical trial of SB 9200, and the preclinical and toxicology studies of SB 9200 that we have conducted thus far, collectively support our Phase 2a clinical trial in patients with chronic HBV.

We are not currently planning any further development of SB 9200 for HCV because of the significant recent competitive developments in HCV and market changes over the last few years. Instead, we may consider third-party collaborations for the further development of SB 9200 for HCV.

Chronic HBV Program

We are developing SB 9200 for the treatment of chronic HBV. We have conducted preclinical studies of SB 9200 for the treatment of chronic HBV in multiple animal models and, in June 2016, we initiated our Phase 2a ACHIEVE clinical trial of SB 9200 in non-cirrhotic adult patients infected with chronic HBV.

Chronic HBV Overview. HBV is a virus most commonly transmitted by contact with the blood or other bodily fluids of an infected person. It may also be spread from infected mothers to their babies at birth. While there are vaccines to prevent HBV infection, vaccinations have not been universally adopted. According to the WHO, chronic HBV infection is among the most common persistent viral infections in humans. When an individual first contracts HBV, they are considered to have an acute infection. Individuals with an infection lasting longer than six months are considered chronically infected. Individuals with chronic HBV are at an increased risk of developing liver cancer, significant liver disease, including cirrhosis, or permanent scarring of the liver. In addition, according to the WHO, chronic HBV causes up to 80% of liver cancers, and, according to the American Cancer Society, 85% of people with liver cancer die within five years.

In July 2015, the WHO estimated that 240 million people are chronically infected with HBV worldwide, and that more than 780,000 people worldwide die every year due to complications of chronic HBV infection, despite the availability of vaccines against the virus. In addition, the WHO and CDC estimate that approximately 14 million people are chronically infected with HBV in the United States and Europe combined.

There is no approved cure for chronic HBV. The standard of care treatments for chronic HBV are PEG-IFN-a products and oral antiviral agents such as Baraclude (entecavir) and Viread (tenofovir disoproxil fumarate). A PEG-IFN-a product is an antiviral medication administered by injection in which the chemical substance known as polyethylene glycol, or PEG, is chemically attached to interferon-a to improve the duration of effect of interferon-a . Interferon-a is a protein that interferes with viral replication within host cells. In Europe, PEG-IFN-a products are indicated for first line treatment of chronic HBV virus according to guidelines of the European Association for the Study of the Liver for chronic HBV treatment for certain patient populations. However, PEG-IFN-a products have significant limitations. Although treatment with PEG-IFN-a products can reduce the amount of HBV DNA in the body, the treatment only has a minor effect on the rate of HBsAg reduction or loss. PEG-IFN-a products also have significant side effects, including flu-like symptoms and fever and, with long term use, can lead to suppression of the production of red and white blood cells, mood swings, depression, anxiety and other neuropsychiatric effects.

Oral antiviral agents for chronic HBV such as Baraclude and Viread aim to suppress viral replication. In 2014, reported worldwide revenues for Baraclude and Viread were approximately $2.5 billion in the aggregate primarily for HBV. These oral antiviral agents are potent suppressors of HBV DNA, but generally only suppress the virus during treatment without providing significant loss or clearance of HBsAg, and patients taking these oral antiviral agents require potentially life-long treatment.

Based on preclinical data as well as the safety demonstrated in our Phase 1 clinical trial of SB 9200 in patients with HCV, we believe SB 9200 may cause loss or clearance of HBsAg without the side effects associated with PEG-IFN-a products. We believe that by reducing HBsAg, SB 9200 has the potential to provide a functional cure for chronic HBV when used in combination with other anti-HBV agents. Given the novel host-targeted mechanisms of action of SB 9200 and its potential ability to cause the loss or clearance of HBsAg, we plan to develop it as a monotherapy and in combination with currently marketed and investigational antiviral agents.

Chronic HBV Preclinical Studies. As part of our preclinical studies of SB 9200, we have conducted in vitro and in vivo studies. In the in vitro studies, we observed potent inhibition of HBV replication. We conducted our in vivo studies in woodchucks chronically infected with WHV, both as a monotherapy and when sequentially dosed with Baraclude. Since the discovery of WHV in 1978, the American woodchuck has been studied and widely accepted as the most suitable animal model for the study of chronic HBV. WHV is closely related to chronic HBV and its effect on the woodchuck liver is similar to the effect that chronic HBV infection has on the human liver, including with regard to morphology, genome structure and gene products, replication, epidemiology, the course of infection and in the development of illness, including the most common form of liver cancer, hepatocellular carcinoma.

Monotherapy Woodchuck Study. In the monotherapy woodchuck study that we conducted in collaboration with the National Institutes of Health, or NIH, SB 9200 was orally administered to two groups of five chronic WHV-carrier woodchucks once daily at 15mg/kg or 30 mg/kg for 12 weeks, with follow-up evaluations for eight weeks post-dosing. During the study, we evaluated blood and liver chemistry to measure the degree of severity of the disease.

In the study, we observed the following:

•	Dose-dependent decline in serum WHV DNA in each of the woodchucks up to a maximum of 2.5 log10 in the 15 mg/kg dose group and 4.2 log10 in the 30 mg/kg dose group at the end of 12 weeks of dosing;
•

Dose-dependent decline in woodchuck hepatitis surface antigen, or WHsAg, in each of the woodchucks up to a maximum of 0.9 log10 in the 15 mg/kg dose group and 2.2 log10 in the 30 mg/kg dose group and at the end of 12 weeks of dosing;

•	Decline in hepatic levels of virus-associated replication intermediates, or RI DNA, covalently closed circular DNA, or cccDNA, which is the major reservoir for chronic viral replication, and WHV RNA;
•	Induction of interferons, interferon stimulated genes and other cytokines associated with activation of RIG-I and NOD2;
•	Induction of gene expression of RIG-I and NOD2 during and after treatment;
•	Reduction in inflammation of the liver and slower progression of liver disease; and
•	SB 9200 was well tolerated.

The figures below show the declines in serum WHV DNA for individual woodchucks in the 15 mg/kg and 30 mg/kg dose groups and the WHsAg declines in the 15 mg/kg and 30 mg/kg dose groups over the 12-week treatment period.

The figure below shows dose-dependent declines in serum WHV DNA and WHsAg and declines in levels of hepatic WHV cccDNA, WHV RI DNA and WHV RNA, each in response to SB 9200 treatment at a low dose of 15 mg/kg (LD) and a high dose of 30 mg/kg (HD). Changes in serum WHV DNA and WHsAg were calculated relative to the pre-treatment baseline. The asterisks immediately below the bars denote the level of statistical significance of the changes relative to pre-treatment baseline, where ** denotes [p <0.01] and *** denotes [p <0.001]. The p -values referenced below the horizontal lines indicate the level of statistical significance of the dose dependence between the dose groups.

Following cessation of SB 9200 treatment, we observed the rebound of WHV replication in all woodchucks. Some woodchucks in the 30 mg/kg dose group had delayed relapse of WHV DNA and WHsAg. SB 9200 administration at both dose levels was well tolerated with complete blood count, hematology and serum biochemistry parameters all appearing normal through the treatment period.

Sequential-Dosing Woodchuck Study. In collaboration with the NIH, we conducted a sequential-dosing study of SB 9200 in woodchucks chronically infected with WHV to evaluate the overall antiviral response when SB 9200 is used in a sequential-dosing fashion with Baraclude (entecavir, or ETV). In this study, we dosed five woodchucks with chronic WHV infection with SB 9200 orally once daily at 30 mg/kg for 12 weeks followed by Baraclude orally once daily at 0.5 mg/kg for four weeks, resulting in statistically significant average declines of 6.43 log10 in WHV DNA and 3.29 log10 in WHsAg from pretreatment levels as shown in the figures below along with significant reductions in levels of hepatic viral DNA, viral RNA and cccDNA. Four of the woodchucks had WHsAg levels near the lower limit of quantification at a point in the study. Lower limit of quantification refers to the lowest quantity or concentration of a substance, such as WHsAg, for which quantitative results may be obtained with a specified degree of confidence using a particular assay or analytical method.

We presented the full results of the sequential-dosing preclinical study of SB 9200 and Baraclude at The International Liver Congress 2016, 51st annual meeting of the European Association for the Study of the Liver (EASL) in April 2016.  Both the monotherapy and sequential treatment data have been published in the Journal PLOS ONE, a peer-reviewed open access scientific journal published by the Public Library of Science.

Independent Third-Party Woodchuck Study Evaluating Recombinant Woodchuck Interferon-a. In a report published in PLOS Pathogens in 2015, researchers presented the results evaluating recombinant woodchuck interferon-a, or wIFN-a, in woodchucks chronically infected with WHV. In this study, the researchers dosed 12 woodchucks with chronic WHV infection for a total of 15 weeks: three times a week for seven weeks with 20 µ g wIFN-a followed by dosing of wIFN-a three times a week for another eight weeks with 100 µ g wIFN-a. The frequency of dosing in the study was designed to match current practice for the dosing of non-pegylated IFN-a in patients with chronic HBV.

The researchers reported that treatment with wIFN-a led to a high degree of variability in the antiviral response of individual woodchucks with respect to the kinetics and magnitude of serum WHV DNA and WHsAg decline. The maximum decline reported in serum WHV DNA in the woodchucks at the end of 15 weeks of dosing ranged from -0.16 to 6.44 log10, while the maximum decline reported in WHsAg in the woodchucks at the end of 15 weeks of dosing ranged from 0.28 to 4.37 log10. The maximum reduction of serum WHV DNA and WHsAg were reported to occur at week 16 in most animals, with a reported average decline of 3.0 log10 in serum WHV DNA and 2.0 log10 in WHsAg. In addition, it was reported that two wIFN-treated animals had WHsAg levels below the lower limit of detection (LLOD; 20 ng/mL) at various times during the study. Lower limit of detection refers to the lowest quantity or concentration of a substance, such as WHsAg, that can be reliably detected with a particular assay or analytical method.

Although we believe that the data from this woodchuck study are useful in evaluating the validity of the woodchuck model, no head-to-head studies have been conducted with SB 9200 and other treatments in the woodchuck WHV model. In addition, the referenced woodchuck studies were conducted under different protocols, dosing regimens and study conditions.

Phase 2 Clinical Trials of SB 9200 in Chronic HBV. Based on the results of the woodchuck studies, we believe that SB 9200 may induce an antiviral immune response during chronic HBV infection, is better tolerated than pegylated IFN-a and has the potential for a higher functional cure rate in the treatment of HBV through the loss or clearance of HBsAg. As a result, in June 2016, we initiated our Phase 2a ACHIEVE clinical trial in patients with chronic HBV to explore the use of SB 9200 as a monotherapy for 12 weeks, followed by treatment with Viread for 12 weeks, in a clinical trial collaboration with Gilead.

We are conducting a Phase 2a multi-center clinical trial of SB 9200 in Canada, Hong Kong, Korea and Taiwan. The trial is a randomized, placebo-controlled, multiple ascending dose trial in up to 100 non-cirrhotic patients infected with chronic HBV using doses of 25 mg, 50 mg, 100 mg and 200 mg of SB 9200 as a monotherapy administered daily for 12 weeks. Following this treatment, all patients will receive treatment with Viread as a monotherapy for 12 weeks. Patients will be sequentially enrolled into one of the four dose cohorts and randomized between a SB 9200 dose group or placebo on a 4:1 basis. Patients will be stratified based on HBeAg+/- status. HBeAg is a non-structural protein whose presence in blood, or HBeAg+ is indicative of actively replicating virus. Mutant strains of HBV that replicate rapidly without producing HBeAg, or HBeAg-, also exist. The primary endpoint of the Phase 2a clinical trial is a reduction in HBV DNA from pre-treatment levels with multiple secondary endpoints including safety and reduction or loss of HBsAg and HBeAg, both of which are important markers of viral replication and early surrogate markers for functional cure. We expect to report top-line results from the first SB 9200 monotherapy dosing cohort of the Phase 2a clinical trial in the first half of 2017, and to report top-line results for all patients treated with SB 9200 alone in the first half of 2018.

The Phase 2a clinical trial is designed to enable us to select one or two doses to move forward into a Phase 2b clinical trial and to provide us with the necessary dosing and safety data to study the combined use of SB 9200 and a direct-acting antiviral. Subject to the results of the Phase 2a clinical trial and obtaining additional funding, we would expect to initiate the Phase 2b clinical trial in the second half of 2018 to evaluate SB 9200 as a monotherapy and in combination with Viread targeting a trial enrollment of approximately 200 patients with chronic HBV.

Early Decline in HBsAg at Week 12 Represents a Key Predictor of Response and Eventual Loss of HBsAg. Reduction in HBsAg following 12 weeks of treatment, either with monotherapy PEG-IFN-a or the combination of PEG-IFN-a with an oral antiviral, has been reported by researchers as a predictive biomarker of response and eventual loss of HBsAg in patients with chronic HBV.

In a report published in Hepatology in 2013, researchers presented the results of a pooled analysis of over 800 participants from three global HBV trials in which HBsAg decline following 12 weeks of treatment with either monotherapy PEG-IFN-a or the combination of PEG-IFN-a with the oral antiviral Epivir-HBV (lamivudine) was predictive of six-month post-treatment response rates in patients with chronic HBV (26% response rate with HBsAg decline at 12 weeks compared to 14% response rate with no HBsAg decline at 12 weeks). In this analysis, treatment response was defined as a composite endpoint of HBeAg loss with an HBV DNA level <2,000 IU/mL or HBsAg loss at 24 weeks after the end of treatment.

Separately, in November 2015, at the annual meeting of the American Association for the Study of Liver Diseases (AASLD)—The Liver Meeting, Gilead Sciences presented data from a randomized trial evaluating various treatment cohorts, including monotherapy with PEG-IFN-a, monotherapy with Viread, and the combination of PEG-IFN-a and Viread, in 740 patients with chronic HBV. The randomized trial was conducted to determine the differences in early viral kinetics of the regimens, including predictors of early response and predictive thresholds of early HBsAg decline for eventual HBsAg loss. In the study, HBsAg declines were most pronounced in cohorts receiving either monotherapy PEG-IFN-a or a combination of PEG-IFN-a and Viread, and most patients with eventual HBsAg loss had a 1-log10 reduction in HBsAg at Week 12 of treatment. Approximately 10%-20% of patients receiving a PEG-IFN-a-based regimen experienced a 1-log10 HBsAg reduction at Week 12, compared to approximately 5% of patients receiving Viread as a monotherapy. Furthermore, 1-log10 HBsAg decline at Week 12 was reported as the best predictor of eventual HBsAg loss in the study.

Based on the reported findings and SB 9200’s observed ability to induce intracellular interferon signaling pathways, we believe that our planned assessment of HBsAg decline at Week 12 in our Phase 2a clinical trial may be indicative of SB 9200’s ability to cause the loss or clearance of HBsAg in treated patients.

Other Development Efforts for HBV

We are pursuing the development of the co-formulation of SB 9200 with Baraclude and with Viread as potential fixed-dose combination products for the treatment of patients with chronic HBV who may benefit from the combined use of SB 9200 as an immunomodulatory agent, and Baraclude or Viread, as the antiviral agent. We anticipate that the fixed-dose combination product could result in enhanced patient compliance and potentially allow for the delivery of lower doses of the individual compounds for equivalent efficacy and a more favorable safety profile. We have conducted early development work on the co-formulations and believe SB 9200 and Viread are compatible in the same formulation.

We have entered into collaborations and seek to enter into additional collaborations with third parties that are investigating and/or developing compounds for the treatment of chronic HBV with different pharmacological mechanisms of action than SB 9200. We believe that the immunomodulatory activity provided by SB 9200 could be a key component of a combinatorial treatment of patients infected with chronic HBV, which could increase the percentage of chronic HBV patients who achieve a functional cure. In September 2016, pursuant to this strategy, we entered into an agreement with Arrowhead to collaborate on the study of the combined use of SB 9200 and Arrowhead’s siRNA product pipeline for the treatment of chronic HBV. Under our collaboration with Arrowhead, we agreed first to study preclinical models with both agents together, with the potential to be added to a clinical study. In December 2016, we also entered into an agreement with Arbutus to collaborate on the preclinical study of the combined use of SB 9200 and Arbutus’s AB-423, a capsid assembly inhibitor currently under development by Arbutus for the treatment of chronic HBV.

Other Viral Diseases

We believe that SB 9200 has the potential to be a pan-viral agent against RNA viruses. As a result, subject to obtaining additional funding, we may explore the potential use of SB 9200 in other viral diseases, including HDV, HIV latency and/or RSV. Therapies such as SB 9200, which may cause loss or clearance of HBsAg, may play an important role in HDV co-infected HBV patients. Currently, long-term administration of PEG-IFN-a products are used for the treatment of HDV with marginal effect, significant toxicity and poor patient tolerability.  Additionally, certain scientific literature supports that HIV is able to replicate in cells by evading innate immune mechanisms involving sensory proteins such as RIG-I.  Third-party studies suggest that disrupting HIV that is latent or dormant in an infected cell will require re-invigoration of the immune system, which we believe may be possible via the mechanisms of action of SB 9200. If we determine to proceed with the development of SB 9200 for HIV latency, we would likely seek to collaborate with major research centers and third parties with significant expertise in HIV to explore the potential use of SB 9200 in the eradication of HIV. Based on in vitro and in vivo data generated with SB 9200, we believe SB 9200 may have a beneficial effect in the treatment of RSV infections.

SB 9400, SB 9941 and SB 9946

SB 9400, SB 9941 and SB 9946 are next-generation analogs of SB 9200 that we are developing as antivirals targeting RIG-I and NOD2. In preclinical studies, each of these compounds has demonstrated antiviral activity against various viruses. Subject to obtaining additional funding, we plan to evaluate these and other compounds against additional viral diseases to expand the applications of our SMNH compounds.

SB 11285 (STING agonist)

We are developing SB 11285, a novel proprietary STING agonist, as a potential immunotherapeutic agent for the treatment of selected cancers. Immunotherapy has recently emerged as a transformative approach for the treatment of cancer because the induction of interferons and interferon-stimulated genes in tumor cells and within the tumor microenvironment is essential for modulating the host-immune response and inducing apoptosis of tumor cells. We plan to develop SB 11285 to potentially be an important addition to the current standard of care in the treatment of various cancers and increase patient treatment responses.

Recently published scientific literature indicates that the activation of the STING pathway can result in the induction of cellular interferon production and promote an aggressive and strong anti-tumor response. In October 2016, we presented scientific data relating to SB 11285 at the American Association for Cancer Research (AACR) Special Conference on Tumor Immunology and Immunotherapy. We believe that the data we presented at the AACR Special Conference on Tumor Immunology and Immunotherapy provide compelling early scientific evidence supporting the further development of SB 11285 as a potential novel immunotherapeutic agent in the treatment of various cancers. In these in vitro studies, SB 11285 induced the production of interferon and other cytokines and caused apoptosis of tumor-derived cell lines.

We plan to advance the SB 11285 program in 2017 with preclinical, toxicology, and process development efforts. We hope to achieve preclinical proof-of-principle in relevant oncology models in 2017.  Subject to obtaining additional funding, we plan to initiate first in human studies for SB 11285 in 2018.

Other Non-Viral Programs

In addition to our pipeline of antiviral product candidates, subject to obtaining additional funding, we plan to explore the use of SMNH compounds for the treatment of certain inflammatory diseases. We have identified SMNH compounds that act as PDE4 inhibitors, which are enzymes that act as potential anti-inflammatory agents. In preclinical studies, each of these compounds demonstrated anti-inflammatory activity against various disease-causing targets.

Our approach for inflammatory diseases is to develop compounds that have a pharmacokinetic profile with limited systemic exposure and low oral bioavailability. Because we believe that the development of safe and effective therapeutics is often determined by the structural characteristics of the therapeutic, we believe that an SMNH scaffold is the ideal framework for the development of therapeutics for certain inflammatory diseases.

We intend to seek to expand the drug development applications of our SMNH platform through selective collaborations with leading biotechnology and pharmaceutical companies.

Patents and Proprietary Rights

Our success will depend upon our ability, and upon the ability of any future collaborators of ours, to obtain and maintain intellectual property protection in the United States and other key pharmaceutical markets around the world for our product candidates and technologies, defend and enforce our intellectual property rights, preserve the confidentiality of our trade secrets and operate without infringing valid and enforceable intellectual property rights of others. We have sought, and plan to continue to seek, patent protection in the United States and other key pharmaceutical markets, that is intended to cover the composition of matter of our product candidates, their methods of use, related technologies and other inventions that are important to our business. In addition to patent protection, we also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

We have devoted considerable effort and resources to build a substantial patent estate designed to provide multiple levels of protection for our product candidates. As of December 31, 2016, we licensed two and owned more than 22 patent families. These patent families include more than 112 patents and patent applications worldwide, including 10 patents and 25 patent applications in the United States and 47 patents and 30 patent applications outside the United States. Of these patents, four are subject to our license with BioHEP Technologies Ltd., or BioHEP. The licensed families include the active ingredient in SB 9200, i.e., SB 9000, and methods of assembling libraries of SMNH compounds. Our patents and patent applications include protection for:

•	compositions of matter for our SMNH compounds;
•	processes for synthesizing and manufacturing SMNH compounds;
•	methods of using SMNH compounds to treat or prevent disorders such as microbial infections, including dosage forms and formulations and methods relating to course of treatment; and

•	methods of assembling libraries of SMNH compounds.

With respect to SB 9200, as of December 31, 2016, we hold one U.S. patent with claims covering the composition of matter of SB 9200 specifically, pharmaceutical compositions, methods of treating HBV and methods of preparing SB 9200. This patent is expected to expire in December 2026, without considering any potential patent term extensions. As of December 31, 2016, We also hold one U.S. patent covering the composition of matter of SB 9200 generically, methods of treating HBV, including combination therapy with other agents and treatment of resistant strains of HBV. With patent term adjustment, this patent is expected to expire in June 2030, without considering any potential patent term extensions. This patent has been granted in the European Patent Office and we plan to nationalize the patent in all the major countries in Europe. These nationalized patents, when issued, are expected to begin to expire in December 2026. We hold patents that have been granted in China, Japan and Korea with claims covering the active ingredient in SB 9200, and methods of using this compound. These patents are expected to begin to expire in 2022. We also hold patent applications that cover methods of using SB 9200, including in viral infections such as HBV and HCV. These patent applications, if issued, will begin to expire in 2031. In addition, we hold patent applications with claims covering the composition of matter of SB 9200 generically and specifically in China, Europe, Hong Kong and India, which, if issued, are expected to begin to expire in December 2026.

We hold U.S. provisional patent applications, which include methods of using SB 9200 in various diseases, including RSV and certain resistant strains of infections such as HBV and HCV. If utility applications filed with respect to these provisional patent applications are issued, the patents would be expected to begin to expire in 2037, without considering any potential patent term extensions.

We hold U.S. provisional patent applications, which include composition of matter and various methods of using our STING agonists, including SB 11285, in various diseases. If utility applications filed with respect to these provisional patent applications are issued, the patents would be expected to expire in 2037, without considering any potential patent term extensions.

In each case, we own or hold the exclusive license to the foregoing patents and patent applications. We are not aware of any contested proceeding or third-party claims that cover any of our patents or patent applications.

The actual protection afforded by a particular patent varies from country to country and depends upon many factors, including the type of patent, the scope of its coverage and the availability of legal remedies in the country in which it issued.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application.

In the United States, the term of a patent covering an FDA-approved drug may be eligible for a patent term extension under the Hatch-Waxman Act as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years beyond the expiration of the patent, but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. It is possible that issued U.S. patents covering SB 9200 may be entitled to patent term extensions. If our product candidates receive FDA approval, we intend to apply for patent term extensions, if available, to extend the term of patents that cover the approved product candidates. We also intend to seek patent term extensions in any jurisdictions where they are available, however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

BioHEP License

In January 2016, we entered into an amended and restated license agreement, or the amended license agreement, with BioHEP which amended and restated our prior license agreement with BioHEP which we entered into in December 2003. The amended license agreement became effective on February 1, 2016. Under the amended license agreement, BioHEP granted us an exclusive worldwide license under certain patents and know-how to make, have made, use, sell, offer to sell and import certain product candidates comprising a novel phosphorothioate dinucleotide and certain related compounds, which include SB 9200, SB 9400, SB 9941 and SB 9946, for the diagnosis and/or treatment of all viral diseases and conditions.

We are solely responsible, at our expense, for conducting all research, development and commercialization activities with respect to licensed products.

Under the terms of the original license agreement, we issued to BioHEP 12,500 shares of our common stock and 1,000,000 shares of our series A preferred stock, which shares of Series A preferred stock were converted into 250,000 shares of our common stock in connection with our initial public offering in May 2016. In connection with entering into the amended license agreement, we issued to BioHEP an additional 125,000 shares of our common stock and issued to BioHEP a warrant to purchase an additional 125,000 shares of our common stock at a purchase price of $16.00 per share, which warrant will expire on August 1, 2018. Under the license agreement, BioHEP is eligible to receive up to $3.5 million in development and regulatory milestone payments for disease(s) caused by each distinct virus for which we develop licensed product(s). BioHEP is also eligible to receive tiered royalties in the low-to-mid single-digits on net product sales of licensed products by us and our affiliates and sublicensees, and a specified share of non-royalty sublicensing revenues we and our affiliates receive from sublicensees, which share of sublicensing revenues is capped at a maximum aggregate of $2.0 million under all such sublicenses.

BioHEP’s royalty rights generally extend on a licensed product-by-licensed product and country-by-country basis until the expiration of the last-to-expire of the BioHEP patent rights licensed to us or of patent rights claiming specified improvements that we own that cover the licensed product in the applicable country, but in the case of countries in which we elect to commercialize a licensed product in which such patent coverage does not exist, BioHEP will be entitled to a reduced royalty for a period that extends until the expiration of the last-to-expire of the BioHEP patent rights licensed to us or of patent rights claiming specified improvements that we use that cover the licensed product in the United States or in the European Union.

Under the terms of the license agreement, each party owns any improvements that it makes, and specified improvements made by BioHEP are automatically included in our license. We have the first right, at our expense, to prosecute, maintain and enforce the BioHEP patent rights licensed to us. BioHEP retains specified step-in rights with respect to the prosecution, maintenance and enforcement of the BioHEP patent rights licensed to us if we do not elect to undertake such activities. We have the first right to enforce the BioHEP patent rights licensed to us against any suspected infringement activities. Recoveries that we obtain through our enforcement of the BioHEP patent rights are included in the net product sales on which BioHEP is entitled to royalties. If we do not elect to enforce the BioHEP patent rights against an infringer and BioHEP exercises its step-in rights as to such enforcement, then BioHEP would be entitled to retain any recovery it receives.

Our agreement with BioHEP will remain in effect until the expiration of all royalty obligations under the agreement with respect to all licensed products in all countries. We may terminate the agreement for our convenience upon 60 days’ prior written notice to BioHEP. BioHEP may terminate this agreement in its entirety or on a country-by-country basis if we fail to use commercially reasonable efforts to research, develop and commercialize products in accordance with the development plan for the licensed product. The agreement may also be terminated in its entirety or on a country-by-country basis by either party in the event of a material breach by the other party that is not cured within a specified notice period or in the case of specified bankruptcy events involving the other party.

If the agreement is terminated with respect to any one or more country, all licenses granted to us under the agreement will terminate only with respect to any such countries and specified rights in such countries will revert to BioHEP.

Manufacturing

We do not currently own or operate manufacturing facilities for production of preclinical, clinical or commercial quantities of any of our SMNH compounds or their components. To date, we have manufactured only limited supplies of drug substance for use in our preclinical studies at our own facility in Milford, Massachusetts and have contracted with several third-party contract manufacturing organizations for the supply of drug substance and finished product to meet our needs for preclinical testing, including toxicology studies and clinical trials. These contract manufacturers are typically single source suppliers to us. We believe that each of these suppliers has sufficient capacity to meet our needs, and that adequate alternative sources exist. We typically order drug substance and clinical trial supplies on a work order basis and do not enter into long-term dedicated capacity or minimum supply arrangements. However, there is a risk that, if supplies are interrupted, it would materially harm our business.

We believe we have sufficient drug substance to complete our planned Phase 2 clinical trials of SB 9200. In addition, we have secured a new single source supplier of the drug substance for SB 9200.  In the ordinary course of our business, we also continue to explore additional sources of supply and believe that we will have additional manufacturer(s) in place in the future for the manufacture of late stage clinical drug supply and the commercial manufacture of SB 9200. If the supply of drug substance is insufficient to complete our trials or we are unable to obtain alternative sources of supply on favorable terms, on a timely basis or at all, our business may be adversely affected.

We expect to continue to rely on third-party contract manufacturing organizations for the supply of drug substance and clinical trial supplies for our SMNH compounds for the foreseeable future.

Manufacturing is subject to extensive regulation that imposes various procedural and documentation requirements that govern record keeping, manufacturing processes and controls, personnel, quality control and quality assurance. We are reliant on our contract manufacturers to comply with these requirements, including manufacturing our SMNH compounds for use in clinical trials under current Good Manufacturing Practice, or cGMP, conditions. cGMP is a regulatory standard for the production of pharmaceuticals intended for use in humans.

Sales and Marketing

Given our stage of development, we have not yet established a commercial organization or distribution capabilities, nor have we entered into any collaboration or co-promotion arrangements. We may build focused capabilities in the United States to commercialize development programs where we believe that the medical specialists for the indications are sufficiently concentrated to allow us to promote the product effectively with a targeted sales team. We intend to seek strategic relationships with biotechnology and pharmaceutical companies where realizing the full value of our development programs will require access to broader geographic markets or the pursuit of broader patient populations or indications.

Competition

The development and commercialization of new drug products is highly competitive and characterized by rapid and substantial technological development and product innovations. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide.

FDA-approved treatments for patients with chronic HBV include pegylated interferon-a, or PEG-a, products, including Pegasys® (PEG-IFN a-2a), marketed by Genentech, Inc., and PEG-Intron® (PEG-IFN a-2b), marketed by Merck & Co., Inc., and oral antiviral agents such as the nucleoside analog Baraclude, marketed by Bristol-Myers Squibb Company, and the nucleotide analog Viread, marketed by Gilead. In addition, several pharmaceutical and biotechnology companies, including Alnylam Pharmaceuticals, Inc., Arbutus, Arrowhead, Assembly Biosciences, Inc., Gilead and Janssen Pharmaceuticals, Inc., are developing therapies with varying mechanisms of action to address chronic HBV, including non-nucleotide antivirals and non-interferon immune enhancers. We believe that instead of competing with certain of these therapies, SB 9200 has the potential to be used as a complementary therapy to certain of the treatments identified above.

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

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources, established presence in the market and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors.

We compete with the biotechnology companies listed above and others in recruiting and retaining qualified scientific, sales and marketing and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

The key competitive factors affecting the success of SB 9200, SB 11285 and any other product candidates that we develop, if approved, are likely to be their efficacy, safety, convenience, price and the availability of reimbursement from government and other third-party payors.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of lower cost products.

Government Regulation and Product Approvals

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, or EU, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting and import and export of pharmaceutical products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Review and Approval of Drugs in the United States

In the United States, the FDA approves and regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The failure to comply with requirements under the FDCA and other applicable laws at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities.

An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•	submission to the FDA of an IND, which must take effect before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
•

performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;

•	preparation and submission to the FDA of a new drug application, or NDA, requesting marketing for one or more proposed indications;
•	review by an FDA advisory committee, where appropriate or if applicable;
•

satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
•	payment of user fees and securing FDA approval of the NDA; and
•

compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

Preclinical Studies

Before an applicant begins testing a compound with potential therapeutic value in humans, the drug candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as in vitro and animal studies to assess the potential safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted.

Human Clinical Trials in Support of an NDA

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the inclusion and exclusion criteria, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to a proposed clinical trial and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA can place an IND on clinical hold at any point in development, and depending upon the scope of the hold, clinical trial(s) may not restart until resolution of the outstanding concerns to the FDA’s satisfaction.

In addition, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct a continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health for public dissemination on their ClinicalTrials.gov website.

Human clinical trials are typically conducted in four sequential phases, which may overlap or be combined:

•

Phase 1. The drug is initially introduced into healthy human subjects or, in certain indications such as cancer, patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.

•

Phase 2. The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to evaluate preliminarily the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•

Phase 3. The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to evaluate statistically the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product.

•

Phase 4. Post-approval studies may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The FDA, the sponsor or the data monitoring committee may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain FDA regulatory requirements in order to use the study as support for an IND or application for marketing approval. Specifically, on April 28, 2008, the FDA amended its regulations governing the acceptance of foreign clinical studies not conducted under an investigational new drug application as support for an IND or a new drug application. The final rule provides that such studies must be conducted in accordance with good clinical practice, or GCP, including review and approval by an independent ethics committee, or IEC, and informed consent from subjects. The GCP requirements in the final rule encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

Concurrent with clinical trials, companies often complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must develop methods for testing the identity, strength, quality, purity and potency of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

Review of an NDA by the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to an application user fee, currently exceeding $2.3 million, and the sponsor of an approved NDA is subject to annual product and establishment user fees, currently exceeding $114,000 per product and $585,000 per establishment. These fees typically increase annually. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for drugs with orphan designation and a waiver for certain small businesses.

The FDA conducts a preliminary review of an NDA generally within 60 calendar days of its receipt and strives to inform the sponsor by the 74th day after the FDA’s receipt of the submission to determine whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs. Under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which FDA accepts the NDA for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date. For applications seeking approval of drugs that are not NMEs, the ten-month and six-month review periods run from the date that FDA receives the application. The FDA may extend the review process and the Prescription Drug User Fee Act goal date for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including drug component manufacturing (e.g., active pharmaceutical ingredients), finished drug product manufacturing and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities comply with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.

In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals and elements to assure safe use, or ETASU. ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and using of patient registries. The FDA may require a REMS before approval or post-approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.

The FDA is required to refer an application for a novel drug to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Fast Track, Breakthrough Therapy and Priority Review Designations

The FDA is authorized to designate certain products for expedited review if the product is intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are fast track designation, breakthrough therapy designation and priority review designation.

Specifically, the FDA may designate a product for fast track review if the product is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For fast track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a fast track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the application is submitted. In addition, the FDA may withdraw the fast track designation if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Second, in 2012, Congress enacted the Food and Drug Administration Safety and Innovation Act, or FDASIA. This law established a new regulatory scheme allowing for expedited review of products designated as “breakthrough therapies.” A product may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

Third, the FDA may designate a product for priority review if it is a product designed to treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes and evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

Accelerated Approval Pathway

The FDA may grant accelerated approval to a product for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a product, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a product.

The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of products for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit.

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

The FDA’s Decision on an NDA

Based on the FDA’s evaluation of an NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of an NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, suspension of the approval, or complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company found to have improperly promoted off-label uses may be subject to significant liability.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementing regulations, as well as the Drug Supply Chain Security Act, or DSCA, which regulate the distribution and tracing of prescription drugs and prescription drug samples at the federal level, and set minimum standards for the regulation of drug distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, bioequivalence, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. ANDAs are “abbreviated” because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, in support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference-listed drug, or RLD.

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, the strength of the drug and the conditions of use of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug…”

Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider a therapeutic equivalent generic drug to be fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.

Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity, or NCE, is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.

The FDCA also provides for a period of three years of exclusivity if an NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product. The FDA typically makes decisions about awards of data exclusivity shortly before a product is approved.

505(b)(2) NDAs

As an alternative path to FDA approval for modifications to formulations or uses of products previously approved by the FDA pursuant to an NDA, an applicant may submit an NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) was enacted as part of the Hatch-Waxman Amendments and permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant. If the 505(b)(2) applicant can establish that reliance on FDA’s previous findings of safety and effectiveness is scientifically and legally appropriate, it may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements, including clinical trials, to support the change from the previously approved reference drug. The FDA may then approve the new product candidate for all, or some, of the label indications for which the reference drug has been approved, as well as for any new indication sought by the 505(b)(2) applicant.

Hatch-Waxman Patent Certification and the 30-Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would.

Specifically, the applicant must certify with respect to each patent that:

•	the required patent information has not been filed;
•	the listed patent has expired;
•	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
•	the listed patent is invalid, unenforceable or will not be infringed by the new product.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the application will not be approved until all the listed patents claiming the referenced product have expired (other than method of use patents involving indications for which the applicant is not seeking approval).

If the ANDA or 505(b)(2) applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the FDA has accepted the ANDA or the 505(b)(2) application for filing. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the application until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the applicant. The ANDA or 505(b)(2) application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the branded reference drug has expired.

Pediatric Studies and Exclusivity

Under the Pediatric Research Equity Act, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the FDASIA in 2012, sponsors must also submit pediatric study plans prior to the assessment of data. FDASIA sets forth the specific timing of the submission of the pediatric study plan. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests and any other information required by regulation. The applicant, the FDA and the FDA’s internal review committee must then review the information submitted, consult with each other and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in FDASIA. Unless and until the FDA promulgates a regulation stating otherwise, the pediatric data requirements do not apply to products with orphan designation.

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application. With regard to patents, the six-month pediatric exclusivity period will not attach to any patents for which an ANDA or 505(b)(2) applicant submitted a paragraph IV patent certification, unless the NDA sponsor or patent owner first obtains a court determination that the patent if valid and infringed by the proposed product.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition, generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product. A company must request orphan drug designation before submitting an NDA for the drug and rare disease or condition. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan drug designation does not shorten the PDUFA goal dates for the regulatory review and approval process, although it does convey certain advantages such as tax benefits and exemption from the PDUFA application fee.

If a product with orphan designation receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same drug for the same indication for seven years, except in certain limited circumstances. Orphan drug exclusivity does not block the approval of a different drug for the same rare disease or condition, nor does it block the approval of the same drug for different indications. If a drug designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same drug for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand.

Patent Term Restoration and Extension

A patent claiming a new drug product may be eligible for a limited patent term extension, also known as patent term restoration, under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. Patent term extension is generally available only for drug products whose active ingredient has not previously been approved by the FDA. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the ultimate approval date. Patent term extension cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The United States PTO reviews and approves the application for any patent term extension in consultation with the FDA.

Review and Approval of Drugs in Europe and other Foreign Jurisdictions

In addition to regulations in the United States, a manufacturer is subject to a variety of regulations in foreign jurisdictions to the extent they choose to sell any drug products in those foreign countries. Even if a manufacturer obtains FDA approval of a product, it must still obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. To obtain regulatory approval of an investigational drug or biological product in the European Economic Area, or EEA, which is composed of the 28 Member States of the European Union plus Norway Iceland and Liechtenstein, a manufacturer must submit a marketing authorization application to the European Commission and EU Member State Competent Authorities. For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, clinical trials are to be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

Clinical Trial Approval in the European Union

Pursuant to the currently applicable Clinical Trials Directive 2001/20/EC and the Directive 2005/28/EC on GCP, an applicant must obtain the approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion.

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. The new Clinical Trials Regulation will be directly applicable in and binding in all 28 EU Member States without the need for any national implementing legislation. The new Clinical Trials Regulation (EU) No 536/2014 will become applicable no earlier than 28 May 2016. It will overhaul the current system of approvals for clinical trials in the EU. Specifically, the new legislation aims at simplifying and streamlining the approval of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial will be required to submit a single application for approval of a clinical trial to a reporting EU Member State (RMS) through an EU Portal. The submission procedure will be the same irrespective of whether the clinical trial is to be conducted in a single EU Member State or in more than one EU Member State. The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting for clinical trials.

Marketing Authorization

In the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA.

There are two types of MAs:

•

Community MAs, which are issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use (CHMP) of the EMA and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products and medicinal products indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Under the Centralized Procedure, the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases, when the authorization of a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. Under the accelerated procedure the standard 210-day review period is reduced to 150 days.

•

National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States who, within 90 days of receipt must decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the European Commission, whose decision is binding on all EU Member States.

A marketing authorization may be granted only to an applicant established in the EU. Regulation No. 1901/2006 provides that prior to obtaining a marketing authorization in the EU, an applicant must demonstrate compliance with all measures included in a Pediatric Investigation Plan, or PIP, approved by the Pediatric Committee of the EMA, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver or a deferral for one or more of the measures included in the PIP.

Regulatory Data Exclusivity in the European Union

In the European Union, innovative medicinal products authorized in the EU on the basis of a full marketing authorization application (as opposed to an application for marketing authorization that relies on data available in the marketing authorization dossier for another, previously approved, medicinal product) are entitled to eight years of data exclusivity. During this period, applicants for authorization of generics of these innovative products cannot rely on data contained in the marketing authorization dossier submitted for the innovative medicinal product. During an additional two-year period of market exclusivity, a generic marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic medicinal product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Periods of Authorization and Renewals in the EU

A marketing authorization is valid for five years, in principle, and it may be renewed after five years based on a reevaluation of the risk-benefit balance by the EMA or by the competent authority of the relevant EU Member State. To that end, the marketing authorization holder must provide the EMA or the relevant competent authority of the EU Member State with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the relevant competent authority of the EU Member State decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period. Any marketing authorization that is not followed by the marketing of the medicinal product on the EU market (in the case of the centralized procedure) or on the market of the EU Member State which delivered the marketing authorization within three years after authorization ceases to be valid.

Regulatory Requirements after Marketing Authorization

Similarly to the U.S., both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the individual EU Member States both before and after grant of the manufacturing and marketing authorizations.

The holder of an EU marketing authorization for a medicinal product must also comply with EU pharmacovigilance legislation and its related regulations and guidelines, which entail many requirements for conducting pharmacovigilance, or the assessment and monitoring of the safety of medicinal products. These rules can impose on central marketing authorization holders for medicinal products the obligation to conduct a labor-intensive collection of data regarding the risks and benefits of marketed products and to engage in ongoing assessments of those risks and benefits, including the possible requirement to conduct additional clinical studies.

The manufacturing process for medicinal products in the EU is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU. Similarly, the distribution of medicinal products into and within the EU is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of the EU Member States.

In the EU, the advertising and promotion of our products are subject to EU Member States’ laws governing promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, other legislation adopted by individual EU Member States may apply to the advertising and promotion of medicinal products. These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off-label promotion. The off-label promotion of medicinal products is prohibited in the EU. The applicable laws at EU level and in the individual EU Member States also prohibit the direct-to-consumer advertising of prescription-only medicinal products. These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on our promotional activities with health care professionals.

Orphan Drug Designation and Exclusivity in the EU

Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the EU when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives the medicinal product is unlikely to be developed. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the medicinal product will be of significant benefit to those affected by that condition. Once authorized, orphan medicinal products are entitled to ten years of market exclusivity in all EU Member States and in addition a range of other benefits during the development and regulatory review process including scientific assistance for study protocols, authorization through the centralized marketing authorization procedure covering all member countries and a reduction or elimination of registration and marketing authorization fees. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. In addition, the period of market exclusivity may be reduced to six years if it can be demonstrated based on available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity.

Pharmaceutical Coverage, Pricing and Reimbursement

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Even if our product candidate is approved, sales of our products will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, such products. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover our product candidate could reduce physician utilization of our products once approved and have a material adverse effect on our sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor. Third-party reimbursement and coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Outside the United States, ensuring adequate coverage and payment for our product candidate will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us to conduct a clinical trial that compares the cost effectiveness of our product candidate or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization efforts.

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular drug candidate to currently available therapies or so called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states, and parallel trade, i.e., arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries.

Healthcare Law and Regulation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to physicians and teaching physicians and patient privacy laws and regulations and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

the United States federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

•

the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to be made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal transparency requirements known as the Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or collectively the PPACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Healthcare Reform

A primary trend in the United States healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States.

By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, President Obama signed into law the PPACA, which, among other things, includes changes to the coverage and payment for products under government health care programs. Among the provisions of the PPACA of importance to our potential drug candidates are:

•

an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications;

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•

expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and extending rebate liability to prescriptions for individuals enrolled in Medicare Advantage plans;

•	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•	expanded the types of entities eligible for the 340B drug discount program;

•

established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research;
•

the Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. However, the IPAB implementation has been not been clearly defined. PPACA provided that under certain circumstances, IPAB recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings; and

•

established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

Other legislative changes have been proposed and adopted in the United States since enactment of the PPACA. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to the Bipartisan Budget Act of 2015, will remain in effect through 2025 unless Congress takes additional action. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. Such reforms could have an adverse effect on anticipated revenues from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop product candidates.

Employees

As of December 31, 2016, we had 20 full-time permanent employees, of which nine work in administration and operations and eleven work in research and development.  Nine of our 20 full-time permanent employees hold Ph.D. or M.D. degrees. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

 Corporate Information

We were incorporated under the laws of the Commonwealth of Massachusetts as Spring Bank Technologies, Inc. on October 7, 2002. On May 12, 2008, we filed a certificate of incorporation in the State of Delaware and changed our state of incorporation to Delaware and our name to Spring Bank Pharmaceuticals, Inc. Our principal executive offices are located at 86 South Street, Hopkinton, MA 01748 and our telephone number is (508) 473-5993. Our website address is www.springbankpharm.com. The information contained in, or accessible through, our website does not constitute a part of this Annual Report on Form 10-K.  We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below in addition to the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects, possibly materially. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses since our inception and anticipate that we will incur significant and increasing losses in the future.

We have one product candidate, SB 9200, in the early stages of clinical development and all of our other product candidates are preclinical. We do not have any products approved by regulatory authorities for marketing and have not generated any revenue from product sales, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception. For the years ended December 31, 2016 and 2015, we reported a net loss of $17.4 million and $11.6 million, respectively. We had an accumulated deficit of $51.5 million at December 31, 2016.

We expect to continue to incur significant and increasing losses for the foreseeable future. We anticipate these losses to increase as our expenses increase, and we expect that our expenses will increase if and as we:

•	continue to develop and conduct clinical trials of SB 9200, including the ongoing Phase 2a clinical trial of SB 9200 for chronic HBV that we initiated in the second quarter of 2016;
•	continue preclinical development of SB 11285, our STING agonist product candidate, and initiate clinical trials of SB 11285, if supported by the preclinical data;
•	initiate and continue research and preclinical and clinical development efforts for our other product candidates;
•	seek to identify and develop additional product candidates;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various products for which we may obtain marketing approval, if any;
•	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;
•	maintain, expand and protect our intellectual property portfolio;
•	hire and retain additional personnel, including clinical, quality control and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and
•	add equipment and physical infrastructure to support our research and development programs.

We currently have no source of product revenue and may never become profitable.

Our ability to achieve and maintain profitability will depend upon our ability to generate revenue. We have not generated any revenue from product sales and do not expect to generate significant revenue unless and until we are able to gain regulatory approval of and commercialize SB 9200, SB 11285 or any other product candidates that we may develop, in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval for SB 9200, SB 11285 or any other product candidate, we do not know when we will generate revenue from product sales, if at all. Our ability to generate revenue from product sales of SB 9200, SB 11285 or any other product candidate also depends on a number of factors, including our ability to:

•

successfully complete development activities, including filing one or more investigational new drug, or IND, applications, enrollment of trial participants and completion of the necessary clinical trials;

•	enter into arrangements with third parties to further validate our technology and product candidates;
•

complete and submit New Drug Applications, or NDAs, to the United States Food and Drug Administration, or FDA, and obtain regulatory approvals from the FDA for SB 9200, SB 11285 and our other product candidates for indications for which there is a commercial market;

•	complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities for SB 9200, SB 11285 and our other product candidates;
•	successfully commercialize any approved products;
•	manufacture or have manufactured commercial quantities of our products at acceptable cost levels;
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

Even if we are able to generate revenues from the sale of SB 9200, SB 11285 or any other product candidates, we may not generate revenues that are large enough for us to become profitable. This is in part due to the numerous risks and uncertainties associated with product development, including uncertainties regarding the timing or amount of increased expenses. Even if we are able to complete the development and regulatory process for SB 9200, SB 11285 or any other product candidate, we anticipate incurring significant costs associated with commercializing these products. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of product candidates or continue our operations. A decline in the value of our company could cause you to lose all or part of your investment.

We intend to expend a significant amount of our limited resources on the development of our sole clinical stage product candidate, SB 9200, for antiviral applications and may fail to capitalize on other technologies, product candidates or other indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we are focusing a significant amount of our resources on the development of SB 9200, which concentrates the risk of product failure on SB 9200. SB 9200 may prove to be unsafe or ineffective. Because of this concentration of resources, we may forego or delay development of other technologies, product candidates or other indications that later prove to have greater commercial potential.

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

We will require additional capital to fund our operations. If we fail to obtain necessary financing, we may be forced to delay, reduce or eliminate our development and potential commercialization efforts for our product candidates.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate new clinical trials of, initiate new research and preclinical development efforts for and seek marketing approval for SB 9200, SB 11285 and any other product candidates.  Even if we obtain marketing approval for SB 9200, SB 11285 or any other product candidates, we may incur significant commercialization expenses.

We plan to continue to use our existing cash, cash equivalents and marketable securities to fund our Phase 2a clinical trial of SB 9200 for chronic HBV that we initiated in June 2016. However, we cannot guarantee that our existing cash, cash equivalents and marketable securities will be sufficient to fund additional development of SB 9200 beyond the Phase 2a clinical trial. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. We do not have any committed external source of funds.

Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We expect that our existing cash, cash equivalents and marketable securities as of December 31, 2016 will enable us to fund our operating expenses and capital expenditure requirements at least into the third quarter of 2018. We have based this estimate on assumptions that may prove to be wrong, and we could deploy our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•

initiation, progress, timing, costs and results of preclinical studies and clinical trials of SB 9200, including our Phase 2a clinical trial in patients with chronic HBV that we initiated in June 2016;

•	initiation, progress, timing, costs and results of preclinical studies of SB 11285;

•	initiation, progress, timing, costs and results of preclinical studies and clinical trials of our other product candidates;
•	our obligation to make royalty and non-royalty sublicense payments to third-party licensors, if any, under our licensing agreements;
•	the timing, receipt, and amount of milestone payments or royalties, if any, from SB 9200, SB 11285, or any of our other product candidates;
•	the number and characteristics of product candidates that we discover or in-license and develop;
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

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to SB 9200, SB 11285 or our other product candidates or technologies.

Until we can generate substantial revenue from product sales, if ever, we expect to seek additional capital through a combination of private and public equity offerings, debt financings, strategic collaborations and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders may be diluted, and the terms of these securities may include provisions that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include liens or other restrictive covenants limiting our ability to take important actions, such as incurring additional debt, making capital expenditures or declaring dividends. Securing additional financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of SB 9200, SB 11285 and our other product candidates.

If we raise additional funds through strategic collaborations and alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or grant licenses on terms that are not favorable to us, and we may be required to issue shares of our capital stock that may dilute our existing stockholders. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market our technologies that we would otherwise prefer to develop and market ourselves.

We anticipate that we may need to enter into additional collaborations and relationships with strategic and development partners to develop our product candidates and market any approved products and we may be unable to attract additional collaborations with other biotechnology and pharmaceutical companies to advance the development of SB 9200, SB 11285 and any of our other product candidates.

We do not possess all of the financial and development resources necessary to develop and commercialize products that may result from our technologies. Unless we expand our product development capacity and enhance our internal marketing capability, we may need to make appropriate arrangements with strategic partners to develop and commercialize any product candidates that may be approved.  A component of our business strategy includes obtaining strategic collaborations and alliances or licensing arrangements with other biotechnology and pharmaceutical companies to further validate and advance the development of SB 9200, SB 11285 and our other product candidates. We may not be able to attract such partners, and even if we are able to enter into such partnerships, the terms may be less favorable than anticipated. Further, entering into partnership agreements may limit our commercialization options and/or require us to share revenues and profits with our partners, and we may have to relinquish valuable rights to our technologies or grant licenses on terms that are not favorable to us. If we are unable to enter into any of these agreements on commercially attractive terms, we may be unable to develop certain programs due to a limited availability of resources.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

Our future success is substantially dependent on the successful clinical development, regulatory approval and commercialization of SB 9200, and will require significant capital resources and years of additional clinical development effort. If we are unable to develop, obtain regulatory approval for or successfully commercialize SB 9200 or experience significant delays in doing so, our business could be materially harmed.

We do not have any products that have gained regulatory approval. Currently, our only clinical-stage product candidate is SB 9200. As a result, our business is dependent on our ability to successfully complete clinical development of, obtain regulatory approval for, and, if approved, to successfully commercialize SB 9200 in a timely manner. The success of SB 9200 will depend on several factors, including the following:

•	successful initiation and completion of our ongoing Phase 2a clinical trial in HBV;
•	successful completion of additional preclinical studies to support additional clinical trials;
•	initiation and successful enrollment and completion of additional clinical trials;
•	our ability to enter into arrangements with third parties to further validate SB 9200;
•	safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority for marketing approval;
•	timely receipt of marketing approvals from applicable regulatory authorities;

•	the performance of our future collaborators, if any;
•	establishment of supply arrangements with third-party raw materials suppliers and manufacturers;
•	establishment of arrangements with third-party manufacturers to obtain finished drug products that are appropriately packaged for sale;
•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•	protection of our rights in our intellectual property portfolio;
•	successful launch of commercial sales following any marketing approval;
•	a continued acceptable safety profile following any marketing approval;
•	commercial acceptance by patients, the medical community and third-party payors following any marketing approval; and
•	our ability to compete with other therapies, including therapies targeting viral hepatitis and other antiviral applications.

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

We plan to conduct multiple clinical trials of SB 9200. If patients in any of these trials experience adverse safety events, we may be required to delay, discontinue or modify all of our clinical trials of SB 9200.

The results of preclinical studies and early clinical trials may not be predictive of results in future clinical trials.

The outcome of preclinical studies and early clinical trials may not be predictive of the results of later clinical trials and interim results of clinical trials do not necessarily predict success in such clinical trials. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier preclinical studies and clinical trials. The results from in vitro and in vivo preclinical studies, such as the results from our studies in animal models of chronic HBV and RSV, as well as in vitro assays, may not translate into human efficacy.

We have only completed clinical trials of SB 9200 in patients with hepatitis C virus, or HCV. In June 2016, we initiated a Phase 2a clinical trial of SB 9200 in patients with chronic HBV. The results of our one clinical trial in patients with HCV may not be indicative of results of trials of SB 9200 in chronic HBV or other indications.

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

The therapeutic efficacy of SB 9200, SB 11285 and our other product candidates is unproven in humans, and we may not be able to successfully develop and commercialize SB 9200, SB 11285 or any of our other product candidates.

SB 9200, SB 11285 and our other product candidates are novel compounds and their potential benefit as antiviral drugs, immunotherapies or immunomodulators, as applicable, is unproven. SB 9200, SB 11285 and our other product candidates may not prove to be effective against the indications for which they are being designed to act and may not demonstrate in clinical trials any or all of the pharmacological effects that have been observed in preclinical studies. We have only completed a single Phase 1 clinical trial of SB 9200. In that trial, we evaluated SB 9200 in 38 non-cirrhotic HCV infected patients as a monotherapy treatment for up to seven days. We conducted the Phase 1 clinical trial in Australia and New Zealand in 2013 and 2014. We expect that the dose and frequency may be different for other indications of antiviral therapy. For instance, we initiated a Phase 2a clinical trial of SB 9200 for the treatment of chronic HBV in June 2016. The Phase 2a trial of SB 9200 for chronic HBV is of longer duration and involves sequential therapy with other antiviral agents. As a result, our Phase 1 clinical trial results in HCV may not be indicative of the results of our Phase 2a clinical trial in patients with chronic HBV.

SB 9200, SB 11285 and our other product candidates may interact with human biological systems in unforeseen, ineffective or harmful ways. If SB 9200, SB 11285 or any of our other product candidates is associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon the development of such product candidate or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Because of these and other risks described herein that are inherent in the development of novel therapeutic agents, we may never successfully develop or commercialize SB 9200, SB 11285 or any of our other product candidates, in which case our business will be harmed.

Clinical development of product candidates involves a lengthy and expensive process. Additionally, there are substantial risks inherent in attempting to commercialize new drugs, and, as a result, we may not be able to successfully develop products for commercial use.

We may experience delays in our ongoing or future preclinical or clinical trials and we do not know whether planned clinical trials will begin or enroll subjects on a timely basis, need to be redesigned or be completed on schedule, if at all. Failure can occur at any time during the clinical trial process, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable foreign regulatory authority that a product candidate may not continue development or is not approvable.

There can be no assurance that the FDA or other foreign regulatory authority will not put clinical trials of SB 9200, SB 11285 or any other product candidates on clinical hold now or in the future. Clinical trials may be delayed, suspended or prematurely terminated or may take longer than anticipated for a variety of reasons, such as:

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

We have not submitted an IND application to the FDA or similar drug approval filings to any comparable foreign regulatory entity for SB 9200, SB 11285 or any other product candidate. We may not conduct any clinical trials for SB 9200 or SB 11285 in the United States until we submit an IND to the FDA. Because we may develop SB 9200 for multiple indications, we may be required to submit multiple INDs to the FDA for these indications and may not conduct a clinical trial in the United States for that indication unless we do so.

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

We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any of our product candidates.  Furthermore, any inability to complete preclinical and clinical development successfully could result in additional costs to us, and impair our ability to generate revenues. Moreover, if (1) we are required to conduct additional clinical trials or other testing of our product candidates beyond the trials and testing that we, or they contemplate, (2) we are unable to successfully complete clinical trials of our product candidates or other testing, (3) the results of these clinical trials or tests are unfavorable, uncertain or are only modestly favorable or (4) there are unacceptable safety concerns associated with our product candidates, we may:

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

Product development costs for us will increase if we experience delays in testing or pursuing marketing approvals and we will be required to obtain additional funds to complete clinical trials and prepare for possible commercialization of our product candidates.

SB 9200, SB 11285 or any other product candidate may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval or limit the commercial profile of an approved label.

Undesirable side effects caused by SB 9200, SB 11285 or any other product candidate could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities.

Results of our trials could reveal an unacceptably high severity and prevalence of side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of SB 9200, SB 11285 or any other product candidates for any or all targeted indications. Study drug-related side effects could affect study subject recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims.

If SB 9200, SB 11285 or any of our other product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound.

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

There are also FDA-approved vaccinations available for children and high-risk adults that protect against HBV, but do not reverse or cure the disease in people who have already contracted the virus. These vaccines are manufactured by Merck & Co., Inc. and GlaxoSmithKline Plc and are widely available in the United States (and less available in certain parts of the world), and have limited side effects.  If there is an increase in usage of these vaccinations, it could negatively impact the size of our addressable market.

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

Even if we are able to commercialize SB 9200, SB 11285 or any other product candidate, the product candidate may not receive coverage and adequate reimbursement from third-party payors, which could harm our business.

Significant uncertainty exists as to the coverage and reimbursement status of our product candidates for which we obtain regulatory approval. Our ability to commercialize SB 9200, SB 11285 or any other product candidate successfully will depend, in part, on the extent to which coverage and adequate reimbursement for such product candidate will be available from third party payors, including government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels.

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

A primary trend in the United States healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical drugs. Third-party payors may also seek with respect to an approved product additional clinical evidence, beyond the data required to obtain marketing approval, demonstrating clinical benefits and value in specific patient populations or costly pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies before covering SB 9200, SB 11285 or any other product candidate. We cannot be sure that coverage and reimbursement will be available for SB 9200, SB 11285 or any other product candidate and, if it is available, whether the level of reimbursement will be adequate. Coverage and reimbursement may impact the demand for, or the price of, SB 9200, SB 11285 or any other product candidate, if approved. If reimbursement is not available or is available only at limited levels, we may not be able to commercialize SB 9200, SB 11285 or any other product candidate successfully, if approved.

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

The development and commercialization of new drug products is highly competitive. We expect that we will face competition with respect to SB 9200, SB 11285 and any other product candidates that we may seek to develop or commercialize, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. For instance, there are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of chronic HBV. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

We expect SB 9200 to face intense and increasing competition as new products enter the relevant antiviral markets and advanced technologies become available. FDA-approved treatments for patients with chronic HBV include pegylated interferon-a, or PEG-IFN-a, products including Pegasys (PEG-IFN a-2a), marketed by Genentech, Inc., and PEG-Intron (PEG-IFN a-2b), marketed by Merck & Co., Inc., and oral antiviral agents such as the nucleoside analog Baraclude (entecavir), marketed by Bristol-Myers Squibb Company, and the nucleotide analog Viread (tenofovir disoproxil fumarate), marketed by Gilead Sciences, Inc. These treatments are designed to decrease the risk of liver damage from chronic HBV by slowing down or stopping the virus from reproducing. In addition, several pharmaceutical and biotechnology companies, including Alnylam Pharmaceuticals, Inc., Arbutus Biopharma Corp., or Arbutus, Arrowhead Research Corporation, or Arrowhead, Assembly Biosciences, Inc., Gilead Sciences, Inc. and Janssen Pharmaceuticals, Inc., are developing therapies with varying mechanisms of action to address chronic HBV, including non-nucleotide antivirals and non-interferon immune enhancers. We believe that instead of competing with certain of these therapies, SB 9200 has the potential to be used as a complementary therapy to certain of the treatments identified above.

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

Our competitors may obtain regulatory approval of their products before we are able to, which may limit our ability to develop or commercialize SB 9200, SB 11285 or any other product candidates. Our competitors may also develop drugs that are safer, more effective, more convenient or less expensive than ours, and may also be more successful than us in manufacturing and marketing their products. In addition, our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective, have fewer or more tolerable side effects or are less costly than any product candidates that we are currently developing or that we may develop. These appreciable advantages could reduce or eliminate our commercial opportunity and render SB 9200, SB 11285 or any other product candidates obsolete or non-competitive.

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

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of SB 9200, SB 11285 or any other product candidates.

We face an inherent risk of product liability exposure related to the testing of SB 9200, SB 11285 or any other product candidates by us or our investigators in human clinical trials and will face an even greater risk if we commercially sell SB 9200, SB 11285 or any of our other product candidates if and after we obtain regulatory approval. Product liability claims may be brought against us by study subjects enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling SB 9200, SB 11285 or any of our other product candidates. If we cannot successfully defend ourselves against claims that SB 9200, SB 11285 or any of our other product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in, for example:

•	decreased demand for SB 9200, SB 11285 or any of our other product candidates;
•	termination of clinical trial sites or entire trial programs;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial subjects;
•	significant costs to defend the related litigation;

•	substantial monetary awards to clinical trial subjects or patients;
•	loss of revenue;
•	diversion of management and scientific resources from our business operations;
•	the inability to commercialize SB 9200 or such product candidates; and
•

increased scrutiny and potential investigation by, among others, the FDA, the United States Department of Justice, or DOJ, the Office of Inspector General of the office of Health and Human Services, or HHS, state attorneys general, members of Congress and the public.

Research and development goals may not be achieved in the time frames that we publicly estimate, which could have an adverse impact on our business and could cause our stock price to decline.

We set goals, and make public statements regarding our expectations, regarding the timing of certain accomplishments, developments and milestones under our research and development programs. The actual timing of these events can vary significantly due to a number of factors, including, without limitation, the amount of time, effort and resources committed to our programs by us and any collaborators and the uncertainties inherent in the clinical development and regulatory approval process. As a result, there can be no assurance that we or any collaborators will initiate or complete clinical development activities, make regulatory submissions or receive regulatory approvals as planned or that we or any collaborators will be able to adhere to our current schedule for the achievement of key milestones under any of our programs. If we or any collaborators fail to achieve one or more of the milestones as planned, our business could be materially adversely affected and the price of our common stock could decline.

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

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or their relationship with us is terminated, our business may be harmed and our drug development efforts could be delayed.

We rely on third-party research vendors, academic research institutions, CROs, and other third parties to conduct and provide us with significant data and other information related to our projects, preclinical studies and clinical trials. We rely on these parties for execution of our preclinical studies and clinical trials, and we control only some aspects of their activities.  If these third parties provide inaccurate, misleading, or incomplete data, our business, prospects, and results of operations could be materially adversely affected.  Nevertheless, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We also rely on third parties to assist in conducting our preclinical studies in accordance with good laboratory practice, or GLP, and the Animal Welfare Act requirements. We and our service providers are required to comply with federal regulations and good clinical practice or GCP, which are international standards meant to protect the rights and health of subjects that are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our service providers fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot guarantee that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with product produced under current Good Manufacturing Practices, or cGMPs. Failure to comply with these regulations may require us to repeat preclinical studies and clinical trials, which would delay the regulatory approval process.

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

We have no experience manufacturing SB 9200, SB 11285 or any other product candidate on a commercial scale and have no manufacturing facility. We are dependent on contract manufacturers for the manufacture of SB 9200 as well as on third parties for our supply chain and expect to rely on contract manufacturers for any other product candidates. If we experience problems with any such contract manufacturers, the manufacturing of SB 9200, SB 11285 or any other product candidate could be delayed.

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

For instance, in 2016, we had to transition the manufacture of the drug substance for SB 9200 to another supplier. While we currently believe we have sufficient drug substance to complete our ongoing Phase 2 clinical trials of SB 9200 for chronic HBV, if the supply of drug substance turns out to be insufficient to complete such trials or we are unable to obtain alternative sources of supply on favorable terms, on a timely basis or at all, our business may be adversely affected.

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

If we enter into licensing or collaboration agreements with third parties to develop, obtain regulatory approvals for and commercialize SB 9200, SB 11285 or any other product candidates, our prospects with respect to those product candidates will depend in significant part on the success of those collaborations.

We are a party to preclinical and clinical collaborations with third parties, including Arrowhead and Arbutus, to evaluate the combination of SB 9200 and the third party’s product candidate and plan to seek to enter into additional collaborations with other pharmaceutical or biotechnology companies. Under such collaborations, we have or may have limited control over the amount and timing of resources that our collaborators will dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will, in part, depend on any future collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, in the case of collaborations intended to evaluate the combination of SB 9200, SB 11285 and other product candidates, the success of any such collaboration may depend on the success of the development of the product or product candidate that our collaborator is developing.  For instance, in the event that any of these third parties have unforeseen issues that negatively impact their clinical development or marketing approval for their products or product candidates or otherwise negatively affect their ability to continue to clinically develop or market their products or product candidates, our ability to complete our applicable clinical trials and/or evaluate clinical results and, ultimately, our ability to receive regulatory approval for our product candidates for the indications we are pursuing may also be negatively impacted.

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

Despite our efforts, we may be unable to secure additional collaborative licensing or other arrangements that are necessary for us to further develop and commercialize SB 9200, SB 11285 or any other product candidates. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the potential differentiation of our product candidate from competing product candidates, design or results of clinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities and the regulatory pathway for any such approval, the potential market for the product candidate, the costs and complexities of manufacturing and delivering the product to patients and the potential of competing products. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available for collaboration and whether such a collaboration could be more attractive than the one with us for our product candidate. Supporting diligence activities conducted by potential collaborators and negotiating the financial and other terms of a collaboration agreement are long and complex processes with uncertain results. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

Risks Related to Regulatory Approval and Marketing of Our Product Candidates and Other Legal Compliance Matters

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time consuming and uncertain and may prevent us or any future collaborators from obtaining approvals for the commercialization of SB 9200, SB 11285 or our other product candidates. As a result, we cannot predict when or if, and in which territories, we, or any future collaborators, will obtain marketing approval to commercialize SB 9200, SB 11285 or our other product candidates.

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. We, and any future collaborators, are not permitted to market any of our product candidates in the United States or in other countries until we, or they, receive approval of an NDA from the FDA or marketing approval from applicable regulatory authorities outside the United States. Product candidates in various stages of development are subject to the risks of failure inherent in drug development. We have not submitted an application for or received marketing approval for SB 9200, SB 11285 or any of our product candidates in the United States or in any other jurisdiction. We have limited experience in conducting and managing the clinical trials necessary to obtain marketing approvals, including FDA approval of an NDA.

The process of obtaining marketing approvals, both in the United States and abroad, is lengthy, expensive and uncertain. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA or other regulatory authorities may determine that SB 9200, SB 11285 and our other product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

In addition, the holder of an approved NDA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the NDA. Later discovery of previously unknown adverse events or other problems with our products or their manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

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

More recently, the current presidential administration has made statements suggesting plans to seek repeal of all or portions of the PPACA, and Congress is considering such repeal or partial repeal and replacement. There is uncertainty regarding the impact that the President’s administration may have on matters currently governed by the PPACA, if any, and any regulatory or legislative changes will likely take time to unfold. These changes could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the PPACA. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. the Budget Control Act of 2011, the American Taxpayer Relief Act of 2012, and a repeal or partial repeal and replacement of the PPACA may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which regulatory approval is obtained.

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

If we expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. For instance, the Foreign Corrupt Practices Act, or FCPA, prohibits any United States individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring maintenance of books and records that accurately and fairly reflect all transactions of the company, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

We maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, but this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for any environmental liability or toxic tort claims that may be asserted against us.

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

We are exposed to the risk of fraud, misconduct or other illegal activity by our employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards we have established, comply with federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, incentive programs and other business arrangements. Misconduct could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. Additionally, we are subject to the risk that a person or government agency could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

Risks Related to Our Intellectual Property

If we fail to comply with our obligations under our intellectual property licenses with third parties, we could lose license rights that are important to our business.

We are a party to a license agreement with BioHEP Technologies Ltd. (formerly known as Micrologix Biotech, Inc.), or BioHEP under which we license certain patents and know-how to make, have made, use, sell, offer to sell and import certain product candidates, including SB 9200. We may enter into additional license agreements in the future. Our license agreement with BioHEP imposes, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we might not be able to market any product that is covered by these agreements, which could materially adversely affect the value of the product candidate being developed under the license agreement. Termination of these license agreements may result in our having to negotiate new or reinstated licenses with less favorable terms.

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

Our commercial success depends upon our ability to develop, manufacture, market and sell SB 9200, SB 11285 and any other product candidates and to use our related proprietary technologies, without infringing the intellectual property and other proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter partes reexamination proceedings before the United States Patent and Trademark Office, or USPTO, and corresponding foreign patent offices. As a result, we may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to SB 9200, SB 11285 or any other product candidates, including interference or derivation proceedings before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform.

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

While SB 9200 is being observed in preclinical studies and clinical trials, we believe that the use of SB 9200 in these preclinical studies and clinical trials falls within the scope of the exemptions provided by 35 U.S.C. Section 271(e) in the United States, which exempts from patent infringement liability activities reasonably related to the development and submission of information to the FDA. If SB 9200 progresses toward commercialization, the possibility of a patent infringement claim against us increases. We attempt to ensure that SB 9200 and the methods we employ to manufacture SB 9200, as well as the methods for its use that we intend to promote, do not infringe other parties’ patents and other proprietary rights. There can be no assurance they do not, however, and competitors or other parties may assert that we infringe their proprietary rights in any event.

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

Filing, prosecuting and defending patents on SB 9200, SB 11285 and any other product candidates throughout the world would be prohibitively expensive, and our or our licensors’ intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws and practices of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we and our licensors may not be able to prevent third parties from practicing our and our licensors’ inventions in all countries outside the United States, or from selling or importing products made using our and our licensors’ inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products, and may export otherwise infringing products to territories where we or our licensors have patent protection, but where enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates, such as SB 9200, patents protecting such candidates might expire before or shortly after such candidates are commercialized. For instance, certain patents for SB 9200 begin to expire in December 2026, without considering any potential patent term extensions. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

Changes in patent law, including recent patent reform legislation, could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology and pharmaceutical industries involve technological and legal complexity, and is costly, time-consuming, and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. For example, the United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our and our licensors’ ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our and our licensors’ ability to obtain new patents or to enforce existing patents and patents we and our licensors may obtain in the future. Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and our licensors’ patent applications and the enforcement or defense of our or our licensors’ issued patents and those licensed to us.

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

We may become involved in lawsuits to protect or enforce our intellectual property or in which third parties assert that our licensors, employees or we have misappropriated their intellectual property. We may also be involved in lawsuits in which third parties assert their ownership of intellectual property that we regard as our intellectual property. These lawsuits could be expensive, time consuming and unsuccessful from our perspective and have a material adverse effect on the success of our business.

As is common in the biotechnology and pharmaceutical industries, many of our employees and our licensors’ employees, including our senior management, were previously employed at universities or at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these employees, including each member of our senior management, executed proprietary rights, non-disclosure and non-competition agreements, or similar agreements, in connection with such previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such third party.

We may also be subject to claims that former employees, collaborators or other third parties have an ownership interest in our patents or other intellectual property rights. We may also have, in the future, ownership disputes arising, for example, from conflicting obligations of consultants or others who are involved in developing our product candidates. In addition, competitors or other third parties may infringe our patents or misappropriate or otherwise violate our intellectual property rights.

Litigation may be necessary to enforce or defend our intellectual property rights or to determine the validity and scope of our own intellectual property rights or the proprietary rights of others. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property rights, in addition to counterclaims asserting that our intellectual property rights are invalid or unenforceable, or both. Our efforts in any litigation may fail and, even if our efforts in a litigation are successful, may result in substantial costs and require extensive attention from our management and other employees, which could harm our business and financial results.

Despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property, and we may not be able to successfully defend ourselves in similar claims made against us. In any infringement proceeding, a court may decide that intellectual property owned by or licensed to us is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue because our intellectual property rights or the intellectual property rights licensed to us do not cover the technology in question.

An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be further harmed if the prevailing party does not offer us a license on commercially reasonable terms. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our common stock.

Risks Related to Employee Matters and Managing Growth

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2016, we had 20 full-time employees, nine of whom hold Ph.D. or M.D. degrees, plus several consultants. As our development and commercialization plans and strategies develop, we will need additional managerial, operational, sales, marketing, financial and other resources. Our management, personnel and systems currently in place are likely not adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Risks Related to Our Common Stock

The trading market in our common stock has been limited and substantially less liquid than the average trading market for a stock quoted on The NASDAQ Capital Market.

Since our initial listing on The NASDAQ Capital Market on May 6, 2016, the trading market in our common stock has been extremely limited and substantially less liquid than the average trading market for companies quoted on The NASDAQ Capital Market. The quotation of our common stock on The NASDAQ Capital Market does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. An absence of an active trading market could adversely affect your ability to sell our common stock at current market prices in short time periods, or possibly at all. Additionally, sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock even if our business is doing well.  Ultimately, market visibility for our common stock may be limited and such lack of visibility may have a depressive effect on the market price for our common stock.

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for our stockholders.

Our stock price is likely to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Because of this volatility, you may not be able to sell your common stock at or above the price at which you purchased your shares. The market price for our common stock may be influenced by many factors, including:

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

As of December 31, 2016, our executive officers, directors and stockholders who own more than 5% of our common stock and their respective affiliates in the aggregate, beneficially own shares representing approximately 35% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they may be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, may be able to significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the closing of our initial public offering. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.0 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

We have taken advantage of these reduced reporting burdens. In particular, in connection with our recent offerings, we have provided only two years of audited financial statements and we have not included all of the executive compensation related information that would be required if we were not an emerging growth company. We expect to continue to take advantage of some or all of the reporting exemptions available to emerging growth companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We incur increased costs as a result of operating as a public company and our management is required to devote substantial time to compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the exchange or market upon which we trade and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as regulatory and governing bodies provide new guidance. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.

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

Provisions in our restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions include those establishing:

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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. Furthermore, our amended and restated bylaws specify that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving actions brought against us by stockholders. We believe this provision benefits us by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, the provision may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our restated certificate of incorporation to be inapplicable or unenforceable in such action.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our common stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our operations are based in Hopkinton, Massachusetts and Milford, Massachusetts. A description of the facilities we lease as of December 31, 2016 is included in the table below.

Location	Primary Use	Approximate Square Footage	Lease Expiration Date	Renewal Option
86 South Street Hopkinton, Massachusetts	Corporate headquarters	12,200	May 2021	One five-year term
113 Cedar Street Milford, Massachusetts	Primary research and development facility	8,300	March 2018	One three-year term

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any material litigation.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading on The NASDAQ Capital Market on May 6, 2016 under the symbol “SBPH”. Prior to that time, there was no established public trading market for our common stock. The following table sets forth the high and low sale prices per share for our common stock on The NASDAQ Capital Market for the periods indicated:

Year Ended December 31, 2016:	High	Low
First Quarter	N/A	N/A
Second Quarter (1)	$11.75	$8.77
Third Quarter	$13.25	$7.62
Fourth Quarter	$12.49	$7.14

(1) Represents the period from May 6, 2016, the date on which our common stock first began to trade on the Nasdaq Capital Market after the pricing of our initial public offering, through June 30, 2016, the end of our second fiscal quarter.

Holders of record

At February 1, 2017, there were 185 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders.

Dividends

We have never declared or paid dividends on our capital stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and, therefore, do not anticipate paying any dividends on our capital stock in the foreseeable future. Investors should not purchase our common stock with the expectation of receiving cash dividends. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

Information relating to compensation plans under which our equity securities are authorized for issuance is presented in Part III, Item 12 of this Annual Report on Form 10-K.

Sales of Unregistered Securities

All information under this Item has been previously reported on our Current Reports on Form 8-K.

Use of Proceeds from Initial Public Offering

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

The aggregate net offering proceeds to us, after deducting underwriting discounts and commissions of approximately $1.0 million and offering expenses totaling approximately $2.1 million, were approximately $8.2 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

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

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read together with our consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appended to this Annual Report on Form 10-K. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes. Our historical results are not necessarily indicative of the results that may be expected in the future.

The selected consolidated statement of operations data for the years ended December 31, 2016 and 2015 are derived from our audited consolidated financial statements appended to this Annual Report on Form 10-K.

	Year Ended December 31,
(in thousands, except share and per share data)	2016	2015
Consolidated Statement of Operations Data:
Grant revenue	$352	$946
Operating expenses:
Research and development	14,017	7,539
General and administrative	5,739	5,003
Total operating expenses	19,756	12,542
Loss from operations	(19,404)	(11,596)
Interest income (expense), net	96	32
Change in fair value of warrant liabilities	1,942	—
Net loss	$(17,366)	$(11,564)
Net loss per common share, basic and diluted(1)	$(2.39)	$(2.03)
Weighted-average common shares outstanding, basic and diluted(1)	7,256,671	5,682,799

(1)	See Notes 1 and 2 to our consolidated financial statements appended to this Annual Report on Form 10-K for further details on the calculation of basic and diluted net loss per common share.

	As of December 31,
(in thousands)	2016	2015
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$25,482	$12,871
Working capital	22,069	6,449
Total assets	26,879	14,577
Total stockholders’ equity	17,018	11,025

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of financial condition and results of operations together with the section entitled “Selected Consolidated Financial Data” and our consolidated financial statements and related notes appended to this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of a novel class of therapeutics using our proprietary small molecule nucleic acid hybrid, or SMNH, chemistry platform. We are developing our most advanced SMNH product, SB 9200, for the treatment of viral diseases. We have designed SB 9200 to selectively activate within infected cells the cellular proteins retinoic acid-inducible gene 1, or RIG-I, and nucleotide-binding oligomerization domain-containing protein 2, or NOD2, to inhibit viral replication and to cause the induction of intracellular interferon signaling pathways for antiviral defense. We believe that SB 9200 may play an important role in antiviral therapy by modulating the body’s immune response to fight viral infections.

In 2014, we completed a Phase 1 clinical trial of SB 9200 in 38 non-cirrhotic patients infected with the hepatitis C virus, or HCV, who had not received any prior antiviral treatment. In June 2016, we initiated a Phase 2a clinical trial in non-cirrhotic patients infected with chronic HBV, in which patients first receive SB 9200 as a monotherapy for 12 weeks and then receive the oral antiviral agent Viread® (tenofovir disoproxil fumarate, which we refer to as Viread) as a monotherapy for 12 weeks. We expect to report top-line results from the first SB 9200 monotherapy dosing cohort of the Phase 2a clinical trial in the first half of 2017, and to report top-line results for all patients treated with SB 9200 alone in the first half of 2018. Subject to the results of the Phase 2a clinical trial and obtaining additional funding, we expect to initiate a Phase 2b clinical trial in the second half of 2018 in patients with chronic HBV to explore the use of SB 9200 as a monotherapy and in combination with Viread. We are also developing a second SMNH product candidate, SB 11285, as an immunotherapeutic agent for the treatment of selected cancers through the activation of the Stimulator of Interferon Genes, or STING, pathway.

We have not generated any revenue to date other than from grants from the National Institutes of Health, or NIH. We have incurred significant annual net operating losses in every year since our inception and expect to continue to incur net operating losses for the foreseeable future. Our net losses were $17.4 million and $11.6 million for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, we had an accumulated deficit of $51.5 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and increasing operating losses for the next several years.  We anticipate that our expenses will increase significantly as we continue to develop SB 9200, SB 11285 and our other product candidates.  See “—Liquidity and Capital Resources—Funding Requirements.” As a result, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies or product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

As of December 31, 2016, we had $25.5 million in cash, cash equivalents and marketable securities. We expect that our cash, cash equivalents and marketable securities as of December 31, 2016 will enable us to fund our operating expenses and capital expenditure requirements at least into the third quarter of 2018. See “—Liquidity and Capital Resources.”

Financial Operations Overview

Grant revenue

We have generated revenue from grants from the NIH for the development of SB 9200. The NIH grants provided funding of $6.8 million between October 2003 and April 30, 2016. As of December 31, 2016, no additional funding remains available to us under any grant for the development of SB 9200.

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

Other income (expense)

Other income (expense) consists of interest income earned on our cash, cash equivalents and marketable securities.

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

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a predetermined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:

•	CROs in connection with performing research services on our behalf and clinical trials;
•	investigative sites or other providers in connection with clinical trials;
•	vendors in connection with preclinical and clinical development activities; and
•	vendors related to product manufacturing, development and distribution of preclinical and clinical supplies.

We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed, enrollment of patients, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or amount of prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period. To date, we have not made any material adjustments to our prior estimates of accrued research and development expenses.

Warrant Issued in 2016 Licensing Agreement

In connection with entering into the amended license agreement with BioHEP effective February 1, 2016, we issued to BioHEP a warrant to purchase 125,000 shares of our common stock at a purchase price of $16.00 per share. We evaluated the terms of the warrant and concluded that it should be equity-classified. The fair value of the warrant, $0.8 million, was estimated on the issuance date using a Black Scholes pricing model based on the following assumptions: an expected term of two and a half years, expected stock price volatility of 71%, a risk free rate of 1.01%, and a dividend yield of 0%. The fair value was expensed as research and development costs.

Warrants Issued in 2016 Private Placement

In connection with our private placement offering in November 2016, or the November private placement, we issued warrants to purchase 1,644,737 shares of common stock to a group of accredited investors. The warrants will be exercisable beginning May 24, 2017 at an exercise price of $10.79 per share. We evaluated the terms of the warrants and concluded that they should be liability-classified. In November 2016, we recorded the fair value of the warrants of approximately $8.3 million using a Black-Scholes pricing model based on the following assumptions: an expected term of 5.0 years; expected stock price volatility of 73.8%; a risk free rate of 1.80%; and a dividend yield of 0%. We recognize any change in the value of the warrant liability each reporting period in the statement of operations. As of December 31, 2016, approximately $1.9 million was recognized as a decrease in the value to the warrant liability.

Stock-Based Compensation

We measure stock options and other stock-based awards granted to employees and directors based on the fair value on the date of grant and recognize the corresponding compensation expense of those awards, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. Generally, we issue stock options and restricted stock awards with only service-based vesting conditions and record the expense for these awards using the straight-line method.

We measure stock options and other stock-based awards granted to consultants and nonemployees based on the fair value of the award on the date at which the related service is complete. We recognize this compensation expense over the period during which services are rendered by such consultants and nonemployees until completed. At the end of each financial reporting period prior to completion of the service, we remeasure the fair value of these awards using the then-current fair value of our common stock and updated assumption inputs in the Black-Scholes option-pricing model.

We estimate the fair value of each stock option grant using the Black-Scholes option-pricing model. Use of this model requires that we make assumptions as to the fair value of our common stock, the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. Because we lack company-specific historical and implied volatility information due in part to the limited time in which we have operated as a publicly traded company, we estimate our expected volatility based on the historical volatility of a group of publicly traded peer companies. We expect to continue to do so until such time as we have adequate historical data regarding the volatility of our traded stock price. We use the simplified method prescribed by Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of options granted to employees and directors. We base the expected term of options granted to consultants and nonemployees on the contractual term of the options. We determine the risk-free interest rate by reference to the United States Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

There were no stock options granted prior to 2015. The assumptions we used to determine the fair value of stock options granted to employees and directors in 2016 and 2015 are as follows, presented on a weighted-average basis:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Risk-free interest rate	1.4%	1.4%
Expected term (in years)	6.1	6.0
Expected volatility	78%	87%
Expected dividend yield	0%	0%

These assumptions represented our best estimates, but the estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different.

We recognize compensation expense for only the portion of awards that are expected to vest. In developing a forfeiture rate estimate for pre-vesting forfeitures, we have considered our historical experience of actual forfeitures. If our future actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be significantly different from what we have recorded in the prior periods.

In 2015, we began issuing stock options to employees, directors and consultants. During the years ended December 31, 2016 and 2015, we issued common stock to consultants and advisors as compensation for services and recognized expense equal to the fair value of the shares issued. The following table summarizes the classification of our stock-based compensation expenses recognized in our consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
(in thousands)	2016	2015
Research and development	$390	$323
General and administrative	1,048	802
	$1,438	$1,125

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an EGC, we intend to rely on certain of these exemptions, including the exemption from the requirement that the auditors provide an attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and complying with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an EGC until the earliest of the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; the last day of the fiscal year following the fifth anniversary of the date of the completion of the closing of our initial public offering; the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.

Results of Operations

Comparison of Years Ended December 31, 2016 and 2015

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015:

	Year Ended December 31,		Increase
(in thousands)	2016	2015	(Decrease)
Grant revenue	$352	$946	$(594)
Operating expenses:
Research and development	14,017	7,539	6,478
General and administrative	5,739	5,003	736
Total operating expenses	19,756	12,542	7,214
Loss from operations	(19,404)	(11,596)	(7,808)
Interest income	96	32	64
Change in fair value of warrant liabilities	1,942	—	1,942
Net loss	$(17,366)	$(11,564)	$(5,802)

Grant revenue. Grant revenue was $0.4 million for the year ended December 31, 2016, compared to $0.9 million for the year ended December 31, 2015. The decrease of $0.6 million was primarily due to the completion of our last NIH grant as of April 30, 2016. As of December 31, 2016, no additional funding remains available to us under any grant for the development of SB 9200.

Research and development expenses. Research and development expenses were $14.0 million for the year ended December 31, 2016, compared to $7.5 million for the year ended December 31, 2015. The increase of $6.5 million was due primarily to a $2.8 million non-cash charge for the fair value of 125,000 shares of common stock and a warrant to purchase 125,000 shares of common stock issued in connection with our amended license agreement with BioHEP in February 2016; $2.7 million in increased spending on clinical trial related activities for our ongoing Phase 2a clinical trial of SB 9200; and additional salaries, benefits and stock-based compensation of $1.0 million associated with higher headcount in the year ended December 31, 2016.

General and administrative expenses. General and administrative expenses were $5.7 million for the year ended December 31, 2016, compared to $5.0 million for the year ended December 31, 2015. This increase of $0.7 million was primarily due to an increase in public company costs of $0.4 million; and additional salaries, benefits and stock-based compensation of $0.3 million associated with higher headcount of non-research and development employees in the year ended December 31, 2016.

Other income. Interest income for the year ended December 31, 2016 and 2015, was $96,000 and $32,000, respectively, and was primarily related to the interest earned on marketable securities.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities for the year ended December 31, 2016 was $1.9 million and was solely related to a decrease in the fair value of the warrants from the November private placement.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through December 31, 2016, we financed our operations through proceeds received from private placements of convertible notes, common stock and/or warrants; the exercise of options and warrants; NIH grant funding; and our initial public offering. As of December 31, 2016, we had cash, cash equivalents and marketable securities totaling $25.5 million and an accumulated deficit of $51.5 million.

     On May 11, 2016, we completed our initial public offering of 920,000 shares of common stock at a price to the public of $12.00 per share, resulting in approximately $11.0 million of gross proceeds. On June 3, 2016, we issued and sold an additional 24,900 shares of common stock at the initial public offering price of $12.00 per share pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock, resulting in approximately $0.3 million of gross proceeds. Contemporaneous with the initial closing of our initial public offering, we also received approximately $5.3 million in proceeds upon the exercise of previously issued warrants to purchase 641,743 shares of our common stock.

On November 18, 2016, we entered into a definitive agreement with a group of accredited investors resulting in a private placement of 1,644,737 shares of our common stock and warrants to purchase 1,644,737 shares of common stock, which we refer to as the November private placement. These investors paid $9.12 for each share of common stock and warrant to purchase one share of common stock. The warrants will be exercisable beginning May 24, 2017 with a term of five years at an exercise price of $10.79. We completed the November private placement on November 23, 2016, resulting in approximately $15.0 million in gross proceeds.

Cash Flows

The following table summarizes sources and uses of cash for each of the periods presented:

	For the Year Ended December 31,
(in thousands)	2016	2015
Net cash used in operating activities	$(15,849)	$(8,211)
Net cash used in investing activities	(6,477)	(8,931)
Net cash provided by financing activities	28,663	19,919
Net increase in cash and cash equivalents	$6,337	$2,777

Net cash used in operating activities. The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $15.8 million and $8.2 million during the years ended December 31, 2016 and 2015, respectively. The increase of $7.6 million in cash used in operating activities during the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily due to an increase in net loss of $5.8 million, an increase in other assets, accounts payable and accrued expenses and other liabilities of $3.2 million, which were offset by a decrease in prepaid expenses and other current assets of $0.2 million. In addition, there was a decrease in the non-cash change in the fair value of the warrant liability of $1.9 million which was offset by an increase in non-cash common stock and warrant valuation expense related to the BioHEP license agreement of $2.8 million and an increase in non-cash stock based compensation of $0.3 million.

Net cash used in investing activities. Net cash used in investing activities was $6.5 million for the year ended December 31, 2016 compared to net cash used in investing activities of $8.9 million for the year ended December 31, 2015.   The cash used in investing activities of $6.5 million in the year ended December 31, 2016 was primarily the result of $8.7 million in proceeds from the sale of marketable securities, offset by $15.0 million for the purchase of marketable securities and $213,000 to purchase property and equipment. The cash used in investing activities of $8.9 million for the year ended December 31, 2015 was mainly due to the purchase of marketable securities of $8.5 million and $389,000 was used to purchase property and equipment.

Net cash provided by financing activities. Net cash provided by financing activities was $28.7 million during the year ended December 31, 2016 compared to $19.9 million during the year ended December 31, 2015. The cash provided by financing activities in 2016 was primarily the result of $15.0 million of gross proceeds received from the November private placement, $11.3 million of gross proceeds received from the initial public offering of our common stock, $5.3 million from the exercise of warrants contemporaneous with the closing of the initial public offering and $0.1 million for the exercise of stock options, offset by $2.1 million of underwriting discounts and offering expenses related to the initial public offering and $1.0 million of placement agent fees and offering expenses related to the November private placement. The cash provided by financing activities in the year ended December 31, 2015 was primarily the result of $21.7 million of gross proceeds received from private placements of our common stock offset by $1.8 million of broker commissions paid and offering expenses.

Funding Requirements

We expect to continue to incur significant and increasing losses for the foreseeable future. We anticipate these losses to increase as our expenses increase, and we expect that our expenses will increase if and as we:

•	continue to develop and conduct clinical trials of SB 9200, including the ongoing Phase 2a clinical trial of SB 9200 for chronic HBV that we initiated in the second quarter of 2016;
•	continue preclinical development of SB 11285 and initiate clinical trials of SB 11285, if supported by the preclinical data;
•	initiate and continue research and preclinical and clinical development efforts for our other product candidates;
•	seek to identify and develop additional product candidates;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;

•	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various products for which we may obtain marketing approval, if any;
•	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;
•	maintain, expand and protect our intellectual property portfolio;
•	hire and retain additional personnel, including clinical, quality control and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and
•	add equipment and physical infrastructure to support our research and development programs.

We expect that our existing cash, cash equivalents and marketable securities as of December 31, 2016 will enable us to fund our operating expenses and capital expenditure requirements at least into the third quarter of 2018. However, we cannot guarantee that our existing cash, cash equivalents and marketable securities will be sufficient to fund additional development of SB 9200 beyond our Phase 2a clinical trial in patients with chronic HBV that we initiated in June 2016. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of SB 9200, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements both near and long-term, will depend on many factors, including, but not limited to:

•

initiation, progress, timing, costs and results of preclinical studies and clinical trials of SB 9200, including our Phase 2a clinical trial in patients with chronic HBV that we initiated in June 2016;

•	initiation, progress, timing, costs and results of preclinical studies of SB 11285;

•	initiation, progress, timing, costs and results of preclinical studies and clinical trials of our other product candidates;
•	our obligation to make royalty and non-royalty sublicense payments to third-party licensors, if any, under our licensing agreements;
•	the timing, receipt, and amount of milestone payments or royalties, if any, from SB 9200, SB 11285, or any of our other product candidates;
•	the number and characteristics of product candidates that we discover or in-license and develop;
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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2016, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating lease commitments (1)	$798	$232	$496	$70	$—
Total	$798	$232	$496	$70	$—

(1)

In April 2015, we entered into an amendment to extend the term of the lease for our research and development facility in Milford, Massachusetts through March 31, 2018. On March 24, 2016, we entered into a new operating lease for our headquarters in Hopkinton, Massachusetts with a lease term through May 31, 2021. The amounts in the table reflect amounts due under both leases.

In addition to the amounts shown in the above table, we have contractual obligations pursuant to our license agreement with BioHEP. In January 2016, we entered into an amended and restated license agreement with BioHEP. Under the amended and restated license agreement, we have agreed to pay up to $3.5 million in development and regulatory milestone payments to BioHEP for disease(s) caused by each distinct virus for which we develop licensed product(s). BioHEP is also eligible to receive tiered royalties in the low-to-mid single-digits on net product sales of licensed products by us and our affiliates and sub licensees, and a specified share of non-royalty sublicensing revenues we and our affiliates receive from sub licensees, which share of sublicensing revenues is capped at a maximum aggregate of $2.0 million under all such sublicenses. Milestone and royalty payments associated with our license agreement with BioHEP have not been included in the above table of contractual obligations as we cannot reasonably estimate if or when they will occur.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606, which amends the guidance for revenue recognition to replace numerous industry-specific requirements. ASC 606 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. ASC 606 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in ASC 606 are effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. In July 2015, FASB approved the deferral of adoption by one year. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Until we expect material revenue to be recognized, the adoption of ASU 2014-09 is not expected to have an impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern and to provide related disclosures in certain circumstances. The requirements of ASU 2014-15 will be effective for the annual financial statement period beginning after December 15, 2016, with early adoption permitted. We adopted this guidance during the year ended December 31, 2016. The adoption of ASU 2014-15 impacted presentation and disclosure only and did not have any impact on our financial position or results of operations.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016 (and interim periods within those fiscal years) with early adoption permitted. ASU 2015-17 may be either applied prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We elected to early adopt ASU 2015-17 prospectively in the fourth quarter of 2015. There was no impact as a result of the adoption of ASU 2015-17.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the current leasing guidance and upon adoption, will require lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for our annual period beginning after December 15, 2018, and can be early adopted by applying a modified retrospective approach for leases existing at, and entered into after, the beginning of the earliest comparable period presented in the financial statements. We are currently evaluating the impact that the adoption of the standards may have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation—Stock Compensation, and includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new standard is effective for our annual period ending after December 15, 2016, and for annual and interim periods thereafter, with early adoption permitted. There was no impact as a result of the adoption of ASU 2016-09.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. Our cash, cash equivalents and marketable securities of $25.5 million as of December 31, 2016, consisted of cash, money market accounts and short-term marketable debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not be expected to have a material impact on the fair market value of our investment portfolio or on our financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those financial statements is found in Item 15.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2016, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Internal Control Reporting Transition Rules

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring companies that file reports with the SEC to include a management report on such company’s internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm may be required to attest to our internal control over financial reporting.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth the name, age and position of each of our executive officers and directors as of February 1, 2017.

Name	Age	Positions
Martin Driscoll	58	President, Chief Executive Officer and Chairman
R. P. “Kris” Iyer, Ph.D.	67	Chief Scientific Officer and Director
Nezam H. Afdhal, M.D.	60	Chief Medical Officer
Jonathan Freve	39	Chief Financial Officer and Treasurer
David Arkowitz(1)(2)	55	Director
Jonathan Bates(1)(3)	57	Director
Todd C. Brady, M.D., Ph.D.(3)	45	Director
Kurt M. Eichler(1)(2)(3)	59	Director

(1) Member of the audit committee

(2) Member of the compensation committee

(3) Member of the nominating and corporate governance committee

Martin Driscoll has been our President, Chief Executive Officer and Director since August 2015 and in September 2015, Mr. Driscoll was appointed Chairman of our board of directors. From October 2010 until July 2015, he served as CEO of Asmacure Ltée, a venture-backed clinical-stage biopharmaceutical company, which was acquired by a privately held Canadian life sciences company in July 2015. Prior to Asmacure, from March 2008 until July 2010, Mr. Driscoll was the Chief Executive Officer and a director of Javelin Pharmaceuticals, Inc., a publicly traded developer of acute care pain products that was acquired in July 2010 by Hospira, Inc. Prior to that, he served in various senior management roles at Schering-Plough Corporation, ViroPharma, Inc. and Reliant Pharmaceuticals, Inc. In 2007, Mr. Driscoll co-founded Pear Tree Pharmaceuticals, Inc., a privately held developer of women’s healthcare products. He serves on the board of directors of MetaStat, Inc., a publicly traded company, and Asmacure Inc., a privately held company, and previously served on the board of directors of two publicly traded companies: Javelin Pharmaceuticals, Inc. and Genta, Inc., and two privately held companies: Asmacure Ltée and Pear Tree Pharmaceuticals, Inc. Mr. Driscoll holds a B.Sc. in communications from the University of Texas at Austin. We believe that Mr. Driscoll is qualified to serve on our board of directors because of his service as our President and Chief Executive Officer and his experience in the biotechnology industry.

R. P. “Kris” Iyer, Ph.D. is one of our founders and has been our Chief Scientific Officer and a member of our board of directors since our inception in 2002. Dr. Iyer was co-founder and VP of Discovery at Origenix Technologies, Inc., a clinical-stage biotech company, from 1998 to 2002. From 1993 to 1998, Dr. Iyer was a Senior Scientist and Associate Director of the Discovery Group at Hybridon, Inc. (now known as Idera Pharmaceuticals, Inc.). Previously, Dr. Iyer was a Professor of Medicinal Chemistry at the University of Bombay, a Visiting Scientist at the University of Texas, M. D. Anderson Cancer Center and a Visiting Scientist at the Center for Biologics Evaluation and Research at FDA/NIH. Dr. Iyer received his BS, with honors, in chemistry and physics, his BS degrees in the Technology of Pharmaceuticals and Fine Chemicals and his MS in Medicinal and Pharmaceutical Chemistry from the University of Bombay. He received a Ph.D. degree in Pharmaceutical Sciences from the University of the Pacific in Stockton, California and carried out postdoctoral work at the Oak Ridge National Laboratory and at Johns Hopkins University. We believe that Dr. Iyer is qualified to serve on our board of directors because of his decades of experience in biotechnology and research.

Nezam H. Afdhal, M.D., has been our Chief Medical Officer since November 2015 and served as a consultant to us from early 2011 to November 2015. Dr. Afdhal has served as a Senior Physician in Hepatology at the Beth Israel Deaconess Medical Center since January 2015 and served as Chief of Hepatology from January 2000 to December 2014. Dr. Afdhal has also served as a Professor of Medicine at Harvard Medical School since 2000. Dr. Afdhal serves on the scientific advisory board of multiple pharmaceutical companies, including Gilead Sciences, Inc., GlaxoSmithKline Plc, Bristol Myers Squibb Company and Novartis Pharmaceuticals. Dr. Afdhal received his M.B. B.Ch. degree in 1981 from the Royal College of Surgeons in Ireland and did fellowship training at University College in Dublin and at Boston University School of Medicine.

Jonathan Freve, CPA, has been our Chief Financial Officer, Treasurer and Secretary since January 2015. From March 2014 to November 2014, he served as the Senior Director of Finance of Santaris Pharma A/S, which was acquired by F. Hoffmann-LaRoche Ltd., a biotechnology company. Prior to Santaris, Mr. Freve was the Controller of Brookfield Renewable Energy Partners, L.P., a company that owns, operates and develops renewable power generation facilities, from April 2011 to March 2014. Mr. Freve served as Corporate Controller of Virtusa Corporation, an information technology consulting company, from October 2007 to April 2011. Mr. Freve began his career at the FASB and PricewaterhouseCoopers, where he worked in the audit and transaction services practices. Mr. Freve is a certified public accountant in the Commonwealth of Massachusetts and holds a BBA in accounting from the University of Massachusetts Amherst.

David Arkowitz has been a member of our board of directors since January 2014. Mr. Arkowitz has served as Chief Operating Officer and Chief Financial Officer of Visterra, Inc., a biotechnology company, since September 2013. Prior to joining Visterra, he served as Chief Financial Officer and General Manager at Mascoma Corporation, which was acquired by Lallemand, Inc., a bioconversion company, from June 2011 to September 2013. From April 2007 to May 2011, Mr. Arkowitz was Executive Vice President, Chief Financial Officer and Chief Business Officer of AMAG Pharmaceuticals, a specialty pharmaceutical company. Prior to his tenure at AMAG, he served as Chief Financial Officer and Treasurer of Idenix Pharmaceuticals, Inc., which was acquired by Merck & Co., a biopharmaceutical company. Earlier in his career, he spent more than thirteen years at Merck & Co. including as Vice President and Controller of the U.S. Human Health division and as Controller of the Global Research and Development division. Mr. Arkowitz served on the board of directors of Aegerion Pharmaceuticals, Inc. from 2007 to 2009 and ImpactRx Inc. from 2005 to 2009. Mr. Arkowitz has a BA in Mathematics from Brandeis University and an MBA in Finance from Columbia University Business School. We believe that Mr. Arkowitz is qualified to serve on our board of directors because he brings more than 20 years of finance and operations leadership experience in the healthcare, life sciences and biotechnology industries.

Jonathan Bates has been a member of our board of directors since 2008 and served as our Secretary and Treasurer from 2008 to 2015. He has been a Managing Director of Altexa, Inc., a company that develops international and domestic businesses across industry sectors from energy to international trade, since 2005. Mr. Bates is also the founder of HB Financial Services, Inc., a financial services company. We believe that Mr. Bates is qualified to serve on our board of directors because he has worked extensively on behalf of companies with investment banks, public relations firms and broker-dealers to help these companies achieve their expansion goals.

Todd C. Brady, M.D., Ph.D., has been a member of our board of directors since July 2016. He currently serves as Chief Executive Officer, President and Director of Aldeyra Therapeutics, Inc., a developer of drugs for the treatment of inflammation and inborn errors of metabolism. Dr. Brady was appointed President and Chief Executive Officer of Aldeyra Therapeutics in 2012, having been a member of the board of directors since 2005. Dr. Brady also served as Entrepreneur in Residence at Domain Associates, LLC, a leading healthcare venture capital firm, where he was a Principal from 2004 to March 2013. Dr. Brady also serves on the board of directors of Oncobiologics, Inc. and Evoke Pharma, Inc., both of which are publicly traded biotechnology companies. We believe that Dr. Brady is qualified to serve on our board of directors because of his director and leadership experience in healthcare and research.

Kurt M. Eichler has been a member of our board of directors since July 2015. Since his retirement from LCOR, Inc., a private real estate investment and development company specializing in complex urban development, in October 2013, Mr. Eichler has been self-employed in several real estate related investment and development ventures. Mr. Eichler worked in several management and executive capacities at LCOR from 1982 through his retirement in 2013, after serving as a Principal most recently as Executive Vice President and Principal. From 1979 to 1982, Mr. Eichler worked at Merrill Lynch Hubbard Inc. in the Real Estate Debt and Equity Finance Group. Mr. Eichler previously served on the board of directors of two privately held start-up companies, Dara Biosciences, Inc. and MiMedx Group, Inc., and currently serves on the board of directors of Maia Yogurt. Mr. Eichler holds a BS in Business Administration from the University of Wyoming. We believe that Mr. Eichler is qualified to serve on our board of directors because he brings decades of business, operational and board of director experience, including 31 years at LCOR and service on the board of several biotechnology start-up companies.

There are no family relationships among any of our directors, director nominees or executive officers.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our code of business conduct and ethics is available on the “Investors and Media” section of our website located at www.springbankpharm.com. We intend to post any amendment to our code of business conduct and ethics, and any waivers of such code for directors and executive officers, on our website or in filings under the Exchange Act.

Classified Board of Directors

In accordance with our restated certificate of incorporation and amended and restated bylaws, our board of directors is divided into three classes with staggered, three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are divided among the three classes as follows:

•	The class I directors are Mr. Bates and Dr. Iyer, and their term will expire at the annual meeting of stockholders to be held in 2019;
•	The class II directors are Mr. Eichler and Mr. Arkowitz, and their term will expire at the annual meeting of stockholders to be held in 2017; and
•	The class III directors are Mr. Driscoll and Dr. Brady, and their term will expire at the annual meeting of stockholders to be held in 2018.

Our restated certificate of incorporation and bylaws provide that the authorized number of directors may be changed only by resolution of the board of directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control of our company. Our directors may be removed only for cause by the affirmative vote of the holders of at least two-thirds of our outstanding voting stock entitled to vote in the election of directors. Any vacancy on our board of directors, including a vacancy resulting from an enlargement of our board of directors, may be filled only by vote of a majority of our directors then in office.

In selecting board members, our board may consider many factors, such as personal and professional integrity, ethics and values; experience in corporate management, such as serving as an officer or former officer of a publicly held company; experience as a board member or executive officer of another publicly held company; diversity of expertise and experience in substantive matters pertaining to our business relative to other board members; and diversity of background and perspective, including, but not limited to, with respect to age, gender, race, place of residence and specialized experience.

Director Independence

Rule 5605 of the Nasdaq Listing Rules requires a majority of a listed company’s board of directors to be comprised of independent directors. In addition, the Nasdaq Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent under the Exchange Act. Under Rule 5605(a)(2), a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

Compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. In order to be considered independent for purposes of Rule 10C-1, the board must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: the source of compensation of the director, including any consulting advisory or other compensatory fee paid by such company to the director; and whether the director is affiliated with the company or any of its subsidiaries or affiliates.

Our board of directors has reviewed the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that each of our directors, with the exception of Mr. Driscoll and Dr. Iyer, is an “independent director” as defined under Rule 5606(a)(2) of the Nasdaq Listing Rules. Our board of directors determined that Messrs. Arkowitz, Bates and Eichler, who comprise our audit committee, and Messrs. Eichler and Arkowitz, who comprise our compensation committee, satisfy the independence standards for such committees established by the SEC and the Nasdaq Listing Rules, as applicable. In making such determinations, our board of directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

Committees of the Board of Directors

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which will have the composition and responsibilities described below. Members will serve on these committees until their resignation or as otherwise determined by our board of directors.

Audit Committee

Messrs. Arkowitz, Bates and Eichler, each of whom is a non-employee member of our board of directors, comprise our audit committee. Mr. Arkowitz is the chair of our audit committee. Our board of directors has determined that Messrs. Arkowitz, Bates and Eichler satisfy the requirements for independence under Rule 10A-3 promulgated under the Exchange Act. Our board of directors has determined that Mr. Arkowitz qualifies as an “audit committee financial expert,” as defined in the SEC rules, and satisfies the financial sophistication requirements of the Nasdaq Stock Market. The audit committee is responsible for, among other things:

•	appointing, overseeing, and if need be, terminating any independent auditor;
•	assessing the qualification, performance and independence of our independent auditor;
•	reviewing the audit plan and pre-approving all audit and non-audit services to be performed by our independent auditor;
•	reviewing our financial statements and related disclosures;
•	reviewing the adequacy and effectiveness of our accounting and financial reporting processes, systems of internal control and disclosure controls and procedures;
•	reviewing our overall risk management framework;
•	overseeing procedures for the treatment of complaints on accounting, internal accounting controls, or audit matters;
•	reviewing and discussing with management and the independent auditor the results of our annual audit, reviews of our quarterly financial statements and our publicly filed reports;
•	reviewing and approving related person transactions; and
•	preparing the audit committee report that the SEC requires in our annual proxy statement.

Our audit committee operates under a written charter adopted by our board of directors, which satisfies the applicable rules and regulations of the SEC and the applicable listing standards of the Nasdaq Stock Market.

Compensation Committee

Messrs. Arkowitz and Eichler, each of whom is a non-employee member of our board of directors, comprise our compensation committee. Mr. Eichler is the chair of our compensation committee. Our board of directors has determined that Messrs. Arkowitz and Eichler meet the requirements for independence under the rules of the Nasdaq Stock Market and the Exchange Act. The compensation committee is responsible for, among other things:

•	reviewing the elements and amount of total compensation for all executive officers;

•	formulating and recommending any proposed changes in the compensation of our chief executive officer for approval by the board;
•	reviewing and approving any changes in the compensation for executive officers, other than our chief executive officer;
•	administering our equity compensation plans;
•	reviewing annually our overall compensation philosophy and objectives, including compensation program objectives, target pay positioning and equity compensation; and
•	preparing the compensation committee report that the SEC will require in our annual proxy statement.

Our compensation committee operates under a written charter adopted by our board of directors, which satisfies the applicable rules and regulations of the SEC and the applicable listing standards of the Nasdaq Stock Market.

Nominating and Corporate Governance Committee

Mr. Bates, Dr. Brady and Mr. Eichler, each of whom is a non-employee member of our board of directors, comprise our nominating and corporate governance committee. Mr. Bates is the chair of our nominating and corporate governance committee. The nominating and corporate governance committee is responsible for, among other things:

•	evaluating and making recommendations regarding the composition, organization and governance of our board of directors and its committees;
•	identifying, recruiting and nominating director candidates to the board if and when necessary;
•	evaluating and making recommendations regarding the creation of additional committees or the change in mandate or dissolution of committees;
•	reviewing and making recommendations with regard to our corporate governance guidelines and compliance with laws and regulations; and
•	reviewing and approving conflicts of interest of our directors and corporate officers, other than related person transactions reviewed by the audit committee.

Our nominating and corporate governance committee operates under a written charter adopted by our board of directors, which satisfies the applicable rules and regulations of the SEC and the applicable listing standards of the Nasdaq Stock Market.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership of our equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations regarding the filing of required reports, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and greater-than-ten-percent beneficial owners with respect to fiscal 2016 were met, except that one report of ownership on Form 4 was filed late by Mr. Eichler (reporting one late transaction) and one report of ownership on Form 4 was filed late by Dr. Afdhal (reporting one late transaction).

Item 11. Executive Compensation.

Executive Compensation

This section discusses material components of our executive compensation program for the following individuals, each of whom is one of our “named executive officers” for 2016:

•	Martin Driscoll, our president and chief executive officer;

•	Nezam Afdhal, our chief medical officer; and
•	Jonathan Freve, our chief financial officer.

2016 Summary Compensation Table

The following table provides information regarding the compensation paid or accrued to each of our named executive officers for the fiscal year ended December 31, 2015 and December 31, 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	Option Awards ($)(3)	All Other Compensation ($)	Total ($)
Martin Driscoll(1) President and Chief Executive Officer	2016	$383,331	$210,000	$147,684	$10,600(4)	$751,615
	2015	$131,247	$50,000	$2,773,446	$2,917(4)	$2,957,610
Nezam Afdhal, M.D.(5) Chief Medical Officer	2016	$315,000	$115,763	$36,921	$10,600(4)	$478,284
	2015	$52,500	—	$1,411,000	$246,550(6)	$1,710,050
Jonathan Freve Chief Financial Officer	2016	$255,000	$99,225	$127,075	$10,600(4)	$491,900
	2015	$205,000	$64,463	$360,000	$7,198(4)	$636,661

(1) Mr. Driscoll’s employment with us commenced in August 2015.

(2) The amounts for 2016 reflect discretionary bonuses paid in 2017 for performance during 2016. The amounts for 2015 reflect discretionary bonuses paid in 2016 for performance during 2015.

(3) The amounts reflect the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 7 to our consolidated financial statements appended to this Annual Report on Form 10-K.

(4) Consists of employer matching contributions under our 401(k) plan.

(5) Dr. Afdhal’s employment with us commenced in November 2015.

(6) Consists of $245,500 of fees earned or paid in cash for consulting services prior to joining us an employee and $1,050 of employer matching contributions under our 401(k) plan.

Narrative Disclosure to Summary Compensation Table

Base salary. We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. None of our named executive officers is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary. Following our initial public offering in May 2016, our compensation committee conducted a thorough review of all elements of our executive compensation program, including the function and design of our equity incentive programs, and evaluated the need for revisions to our executive compensation program to ensure our program is competitive with the companies with which we compete for executive talent and is appropriate for a public company. The compensation committee engaged Radford, an AON Hewitt company, to assist with this review. Effective as of May 1, 2016, Mr. Driscoll’s annual base salary increased from $350,000 to $400,000 and Mr. Freve’s annual base salary increased from $225,000 to $270,000. As of December 31, 2016, annual base salaries for Mr. Driscoll, Dr. Afdhal and Mr. Freve were $400,000, $315,000 and $270,000, respectively.  On February 9, 2017, our board of directors, at the recommendation of our compensation committee, further increased Mr. Freve’s base salary from $270,000 to $310,000.

Annual bonus. Our board of directors may, in its discretion, award bonuses to our named executive officers from time to time. We typically establish annual bonus targets based around a set of specified corporate goals for our named executive officers and conduct an annual performance review to determine the attainment of such goals. Bonuses are based on the achievement of corporate and individual goals. Our management may propose bonus awards to the compensation committee of the board or the board primarily based on such review process. Our board of directors makes the final determination of the eligibility requirements for and the amount of such bonus awards. For 2016, Mr. Driscoll, Dr. Afdhal and Mr. Freve were eligible for performance bonuses of 50%, 35% and 35%, respectively, of their base salaries. Based primarily on the achievement of corporate goals, for 2016, we awarded bonuses to Mr. Driscoll, Dr. Afdhal and Mr. Freve of $210,000, $115,763 and $99,225, respectively, representing 105% of their respective target bonus.

Equity incentives. Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers or any formal equity ownership guidelines applicable to them, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incentivizes our executive officers to remain in our employment during the vesting period. Accordingly, our compensation committee and board of directors periodically review the equity incentive compensation of our named executive officers and from time to time may grant equity incentive awards to them. In 2016, we granted Mr. Driscoll options to purchase 20,000 shares of our common stock, Dr. Afdhal options to purchase 5,000 shares of our common stock and Mr. Freve options to purchase 17,209 shares of our common stock.

Outstanding Equity Awards at Year End

The following table sets forth information regarding outstanding stock options held by our named executive officers as of December 31, 2016:

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($/share)	Option Expiration Date
Martin Driscoll	98,349(1)	196,698	$12.88	8/16/2025
	—(2)	20,000	10.97	5/18/2026

Nezam Afdhal, M.D	25,000(3)	—	$9.28	3/30/2025
	33,854(4)	91,146	12.96	10/31/2025
	—(2)	5,000	10.97	5/18/2026

Jonathan Freve	17,969(5)	19,531	$9.28	3/30/2025
	4,427(6)	8,073	11.68	7/29/2025
	—(2)	17,209	10.97	5/18/2026

(1) This option was granted on August 17, 2015 and vested as to 73,761 shares on August 17, 2016, with the remaining shares vesting in equal monthly installments thereafter through August 17, 2019.

(2) This option was granted on May 19, 2016 and vests as to 25% of the shares on January 1, 2017, with the remaining shares vesting in equal monthly installments thereafter through December 31, 2020.

(3) This option was granted on March 31, 2015 with 6,250 shares immediately vested and the remaining shares vesting in equal monthly installments thereafter through January 1, 2016.

(4) This option was granted on November 1, 2015 and vested as to 31,250 shares on November 1, 2016, with the remaining shares vesting in equal monthly installments thereafter through November 1, 2019.

(5) This option was granted on March 31, 2015 and vested as to 9,375 shares on January 1, 2016, with the remaining shares vesting in equal monthly installments thereafter through January 1, 2019.

(6) This option was granted on July 30, 2015 and vests as to 3,125 shares on July 1, 2016, with the remaining 9,375 shares vesting in equal monthly installments thereafter through July 1, 2019.

Other Elements of Compensation

401(k) Plan. We maintain a 401(k) defined contribution plan for substantially all of our employees. Eligible employees may make pretax contributions to the 401(k) plan up to statutory limits. At the election of our board of directors, we may elect to match employee contributions. For the years ended December 31, 2016 and December 31, 2015, we paid a 4% match contribution.

Health/Welfare Plans. All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including: medical and dental benefits; medical and dependent care flexible spending accounts; and short- and long-term disability insurance.

We believe the perquisites described above are necessary and appropriate to provide a competitive compensation package to our named executive officers.

Executive Officer Employment Agreements, Severance and Change in Control Arrangements

Martin Driscoll

We entered into an employment agreement with Mr. Driscoll, our chief executive officer, on August 7, 2015. The employment agreement establishes Mr. Driscoll’s title as our president and chief executive officer, his base salary, his eligibility to receive an annual bonus based on a designated percentage of his base salary, and his eligibility to receive employee benefits that are generally made available to all employees. The employment agreement also provides for certain benefits upon termination of his employment under specified conditions. Pursuant to his employment agreement, we granted Mr. Driscoll an option to purchase 295,047 shares of our common stock at an exercise price of $12.88 per share pursuant to our 2014 Stock Incentive Plan, or the 2014 Plan. The option vests, subject to his continued employment with us, as follows: 73,761 shares on August 17, 2016 and the balance of the shares in thirty-six (36) equal monthly installments thereafter.

Mr. Driscoll’s employment with us is “at will”, and either Mr. Driscoll or we may terminate the employment relationship at any time, with or without notice. In the event that Mr. Driscoll’s employment is terminated by us without cause or by Mr. Driscoll for good reason (each as defined in the employment agreement), subject to Mr. Driscoll’s execution of a release, we have agreed to continue to pay Mr. Driscoll his then-current base salary for a period of 12 months and to pay COBRA continuation premiums on his behalf for medical and dental benefits to him and covered members of his family for a period of up to 12 months. In addition, upon a change in control of our company (as defined in the employment agreement), the stock option granted to Mr. Driscoll pursuant to his employment agreement, as described above, will vest in full.

Nezam H. Afdhal, M.D.

We entered into an employment agreement with Dr. Afdhal, our chief medical officer, on November 1, 2015. The employment agreement establishes Dr. Afdhal’s title as our chief medical officer, his base salary, his eligibility to receive an annual bonus based on a designated percentage of his base salary, and his eligibility to receive employee benefits that are generally made available to all employees. The employment agreement also provides for certain benefits upon termination of his employment under specified conditions. Additionally, pursuant to his employment agreement, we agreed to grant Dr. Afdhal an option to purchase 125,000 shares of our common stock at a price per share equal to the fair market value of our common stock as of the date of grant as determined by our board of directors. The option will vest, subject to his continued employment with us, as follows: 31,250 shares on the first anniversary of the date of his employment agreement and the balance of the shares in 36 equal monthly installments thereafter.

Dr. Afdhal’s employment with us is “at will”, and either Dr. Afdhal or we may terminate the employment relationship at any time, with or without notice. In the event that Dr. Afdhal’s employment is terminated by us without cause (each as defined in the employment agreement), subject to Dr. Afdhal’s execution of a release, we have agreed to continue to pay his then-current base salary for a period of 12 months and to pay COBRA continuation premiums on his behalf for medical and dental benefits to him and covered members of his family for a period of up to 12 months. In addition, in the event that Dr. Afdhal’s employment is terminated by us without cause or by Dr. Afdhal for good reason (each as defined in the employment agreement) upon a change in control (as defined in the employment agreement), or within 12 months following a change in control of our company, subject to Dr. Afdhal’s execution of a release, the stock option granted to Dr. Afdhal pursuant to his employment agreement, as described above, will vest in full.

Jonathan Freve

We entered into an employment agreement with Mr. Freve, our chief financial officer, on December 1, 2015. The employment agreement establishes Mr. Freve’s title as our chief financial officer, his base salary, his eligibility to receive an annual bonus based on a designated percentage of his base salary, and his eligibility to receive employee benefits that are generally made available to all employees. The employment agreement also provides for certain benefits upon termination of his employment under specified conditions.

Mr. Freve’s employment with us is “at will”, and either Mr. Freve or we may terminate the employment relationship at any time, with or without notice. In the event that Mr. Freve’s employment is terminated by us without cause (as defined in the employment agreement), subject to Mr. Freve’s execution of a release, we have agreed to continue to pay Mr. Freve his then-current base salary for a period of 12 months and to pay COBRA continuation premiums on his behalf for medical and dental benefits to him and covered members of his family for a period of up to 12 months. In addition, in the event that Mr. Freve’s employment is terminated by us without cause upon a change in control (as defined in the employment agreement), or within 12 months following a change in control of our company, subject to Mr. Freve’s execution of a release, all stock options held as of the date of termination shall vest in full.

 Director Compensation

Our board of directors adopted a formal non-employee director compensation policy that became effective on May 1, 2016, and which was amended on February 9, 2017. This policy is designed to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders.

Under our non-employee director compensation program, we pay our non-employee directors retainers in cash. Each non-employee director receives a cash retainer for service on the board of directors and for service on each committee on which the director is a member. The chairmen of each committee receive higher retainers for such service. These fees are paid quarterly in arrears. The fees paid to non-employee directors for service on the board of directors and for service on each committee of the board of directors on which the director was a member are as follows:

	Member Annual Fee	Chairman Annual Fee
Board of Directors	$35,000	$30,000(1)
Audit Committee	$7,500	$15,000
Compensation Committee	$5,000	$10,000
Nomination and Corporate Governance Committee	$3,750	$7,500

(1) The chairman of our board only receives an additional retainer for such service if he or she is a non-employee director.

Our non-employee director compensation program includes a stock-for-fees policy, under which directors have the right to elect to receive common stock in lieu of cash fees. These shares of common stock are issued under our 2015 Stock Incentive Plan, or the 2015 Plan. The number of shares issued to participating directors is determined on a quarterly basis by dividing the cash fees to be paid through the issuance of common stock by the fair market value of our common stock, which is the closing price of our common stock on the first business day of the quarter following the quarter in which the fees are earned.

Under our non-employee director compensation program, upon their initial election to the board of directors, new non-employee directors receive an initial option grant to purchase 11,000 shares of our common stock, which will vest in equal monthly installments over a term of three years so long as such person continues to serve as a director. All non-employee directors receive an annual option grant to purchase 5,500 shares of our common stock, which will vest in equal monthly installments over a term of one year so long as such person continues to serve as a director. The annual grants are made on the date of our annual meeting of stockholders. These options are granted under our 2015 Plan with exercise prices equal to the fair market value of our common stock, which is the closing price of our common stock, on the date of grant and will become immediately exercisable in full if there is a change in control of our company.

We also reimburse our non-employee directors for reasonable travel and other expenses incurred in connection with attending board of director and committee meetings.

Prior to May 2016, we did not have a formal non-employee director compensation policy. Each of our non-employee directors was paid an annual retainer of $30,000 for service on our board of directors. Prior to the election of Mr. Driscoll, our chairman was paid an annual retainer of $50,000. In addition, effective July 1, 2015, each of our non-employee directors who served on a committee received an additional annual retainer of $7,500 per committee on which he served.

2016 Non-Employee Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
David Arkowitz	51,666	—	33,673	85,339
Jonathan Bates	49,707	—	33,673	83,380
Todd C. Brady, M.D., Ph.D.(3)	16,146	—	67,345	83,491
Kurt M. Eichler	27,786	28,125	33,673	89,584

(1) Reflects payment of annual fees for board and committee service from July 1 to December 31 in fully vested shares of our common stock. As of December 31, 2016, our non-employee directors did not hold any shares under outstanding stock awards.

(2) The amounts reflect the aggregate grant date fair value of option awards in 2016 computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 7 to our consolidated financial statements appended to this Annual Report on Form 10-K.  As of December 31, 2016, Mr. Arkowitz held options to purchase 15,500 shares of our common stock, Mr. Bates held options to purchase 15,500 shares of our common stock, Dr. Brady held options to purchase 11,000 shares of our common stock and Mr. Eichler held options to purchase 10,500 shares of our common stock.

(3) Dr. Brady joined our board of directors in July 2016.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of February 1, 2017, except as otherwise indicated, for:

•	each of our directors;
•	each of our named executive officers;
•	all of our current directors and executive officers as a group; and
•	each person, or group of affiliated persons, who beneficially owned more than 5% of our common stock based on currently available Schedules 13D and 13G filed with the SEC.

We have determined beneficial ownership in accordance with the rules and regulations of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include shares of our common stock subject to options and warrants that are currently exercisable or exercisable within 60 days of February 1, 2017. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares of common stock that they beneficially owned.

The column entitled “Percentage of Shares Beneficially Owned” is based on 9,416,238 shares of our common stock outstanding as of February 1, 2017.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Spring Bank Pharmaceuticals, Inc., 86 South Street, Hopkinton, MA 01748. Beneficial ownership representing less than one percent of our outstanding common stock is denoted with an “*.”

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned
5%+ Stockholders:
Peter Lacaillade Jr.(1)	714,155	7.6%
UBS Oncology Impact Fund L.P. (2)	603,070	6.4%
Kurt Eichler(3)	574,068	6.1%
BioHEP Technologies Ltd.(4)	512,500	5.4%
R.P. “Kris” Iyer, Ph.D.(5)	489,584	5.2%
Douglas Jensen	470,312	5.0%

Other Directors and other Named Executive Officers:
Martin Driscoll(6)	173,439	1.8%
Jonathan Bates(7)	155,423	1.6%
Nezam Afdhal(8)	121,530	1.3%
Jonathan Freve (9)	38,381	*
David Arkowitz(10)	30,553	*
Todd Brady, M.D., Ph.D.(11)	13,408	*
All Current Directors and Officers as a Group (8 persons)(12)	1,596,386	16.3%

(1) Consists of (i) 148,605 shares of common stock held by The E. Burke Ross, Jr. Descendants’ GST Insurance Trust, over which Mr. Lacaillade, as trustee, has sole voting and investment power, (ii) 549,788 shares of common stock held by The E. Burke Ross, Jr. Descendants’ GST Investment Trust 2014, over which Mr. Lacaillade, as trustee, has sole voting and investment power and (iii) 15,762 shares of common stock held by the Olivia Lutz Insurance Trust 2014, over which Mr. Lacaillade as a trustee, has shared voting and investment power. The principal business address of The E. Burke Ross, Jr. Descendants’ GST Insurance Trust and The E. Burke Ross, Jr. Descendants’ GST Investment Trust 2014 is c/o JDJ Family Office Services, PO Box 962409, Boston, MA 02196. The principal business address of the Olivia Lutz Insurance Trust 2014 is c/o ADEC Private Equity Investments LLC, 172 S. Ocean Blvd., Palm Beach, FL 33480.

(2) Oncology Impact Fund Management L.P., a Cayman Limited Partnership, is the General Partner of UBS Oncology Impact Fund LP. MPM Oncology Impact Management GP LLC, a Delaware limited liability company, is the General Partner of Oncology Impact Fund Management L.P. Dr. Ansbert Gadicke is the Managing Member of MPM Oncology Impact Management GP LLC, and may be deemed to have voting and dispositive control of the securities held by UBS Oncology Impact Fund LP. Dr. Gadicke disclaims beneficial ownership of the securities except to the extent of his pecuniary interest therein. The principal business address of UBS Oncology Impact Fund L.P. is c/o MPM Capital, 450 Kendall Square, Cambridge MA 02142.

(3) Consists of (i) 505,610 shares held directly by Kurt Eichler and 8,667 shares of common stock issuable upon the exercise of options held by Mr. Eichler exercisable within 60 days after February 1, 2017, (ii) 19,791 shares of our common stock held by Teresa Eichler as custodian for Katherine Eichler UGMA NJ and beneficially owned by Mr. Eichler, of which Mr. Eichler has shared voting and investment power, and (iii) 40,000 shares held by trusts for which Mr. Eichler serves as the trustee, of which Mr. Eichler has shared voting and investment power.

(4) Consists of (i) 387,500 shares of common stock and (ii) warrants to purchase 125,000 shares of common stock. BioHEP’s board of directors has voting and dispositive control over the shares held by BioHEP. The members of the BioHEP board of directors are Bruce Schmidt, Donald Gordon and Chester Shynkaryk. Because the board of directors acts by consensus and majority approval, none of the members of BioHEP’s board of directors has individual voting or investment power with respect to such shares. The principal business address of BioHEP Technologies Ltd. is Unit 1320, 885 W. Georgia Street, Vancouver, BC, V6C 3E8, Canada.

(5) Consists of (i) 50,000 shares of common stock held directly by Dr. Iyer and 8,334 shares of common stock issuable upon the exercise of options held by Dr. Iyer exercisable within 60 days after February 1, 2017 and (ii) 431,250 shares of common stock held by a family trust in which R.P. “Kris” Iyer, Ph.D., is a trustee and shares voting and investment control.

(6) Consists of (i) 50,400 shares held by Martin Driscoll and (ii) 123,039 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 1, 2017.

(7) Consists of (i) 141,756 shares held by Jonathan Bates and (ii) 13,667 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 1, 2017.

(8) Consists of (i) 53,300 shares held by Nezam Afdhal, M.D., and (ii) 68,230 shares of common stock issuable upon the exercise of options exercisable within 60 days of February 1, 2017.

(9) Consists of (i) 7,482 shares held by Jonathan Freve and (ii) 30,899 shares of common stock issuable upon the exercise of options exercisable within 60 days of February 1, 2017.

(10) Consists of (i) 16,886 shares held by David Arkowitz and (ii) 13,667 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 1, 2017.

(11) Consists of (i) 10,964 shares held by Todd Brady, M.D., Ph.D., and (ii) 2,444 shares of common stock issuable upon the exercise of options exercisable within 60 days of February 1, 2017.

(12) See footnotes (3) and (6) through (11) above.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2016:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(2)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders(1)	704,315	$11.75	756,918
Equity compensation plans not approved by security holders	—	—	—
Total	704,315	$11.75	756,918

(1) These plans consist of our 2014 Stock Incentive Plan, or our 2014 Plan and our 2015 Stock Incentive Plan, or our 2015 Plan.

(2) Represents shares underlying outstanding stock options.

(3) Represents shares of common stock available for future issuance under our 2015 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

The following describes transactions since January 1, 2014 to which we have been a party and in which:

•	the amounts involved exceeded or will exceed $120,000; and
•

any of our directors, executive officers, or beneficial holders of more than 5% of our voting securities, or their affiliates or immediate family members, had or will have a direct or indirect material interest.

We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, from unrelated third parties. Compensation arrangements for our directors and named executive officers are described in “Non-Employee Director Compensation” and “Executive Compensation.”

2013 Convertible Note and Warrant Financing

Between October 2013 and July 2014, we sold convertible promissory notes in the aggregate principal amount of $6.9 million in a private placement to new and existing stockholders. We refer to these notes as the 2013 Notes. The 2013 Notes accrued interest at a rate equal to 8% per year and had a maturity date of December 31, 2014. In December 2014, the 2013 Notes converted into 827,163 shares of our common stock.

In connection with the issuance and sale of the 2013 Notes, we issued warrants to the purchasers of the 2013 Notes to purchase an aggregate of 191,178 shares of our common stock at an exercise price of $9.00 per share. The warrants terminated on May 11, 2016, in connection with the closing of our initial public offering.

The following table sets forth the aggregate original principal amount of the 2013 Notes purchased by our directors, executive officers and holders of more than 5% of our voting securities, and affiliates or immediate family members of our directors, executive officers and holders of more than 5% of our voting securities, as well as the number of shares of common stock issued upon conversion of the 2013 Notes and underlying the warrants issued in connection with the purchase of the 2013 Notes.

Name	Original Principal Amount of Notes	Common Stock Issued upon Conversion of Notes	Number of Warrant Shares
E. Burke Ross(1)	$600,000	72,497	16,666
Brian Thebault	$200,000	24,087	5,555
Kurt Eichler	$1,500,000	180,657	41,664
Peter Lacaillade Jr.(2)	$1,050,000	126,869	29,165

(1) The E. Burke Ross, Jr. Revocable Trust purchased the note in the original principal amount of $600,000 and a warrant to purchase 16,666 shares of common stock, and now holds the 72,497 shares of common stock issued upon conversion of the note. Mr. Ross, as trustee of The E. Burke Ross, Jr. Revocable Trust, has sole voting and investment power over the shares of common stock and the warrant.

(2) The E. Burke Ross Jr. Descendants’ GST Investment Trust purchased the note in the original principal amount of $1,000,000 and a warrant to purchase 27,777 shares of common stock, and now holds 120,828 shares of common stock issued upon conversion of the note. Mr. Lacaillade, as trustee of The E. Burke Ross Jr. Descendants’ GST Investment Trust, has sole voting and investment power over the shares of common stock and the warrant. The Olivia A. Lutz Trust 2014 purchased the note in the original principal amount of $50,000 and a warrant to purchase 1,388 shares of common stock, and now holds 6,041 shares of common stock issued upon conversion of the note. Mr. Lacaillade, as a trustee of The Olivia A. Lutz Trust 2014, has shared voting and investment power over the shares of common stock and the warrant.

Common Stock Financings

In December 2014, we sold 963,510 shares of our common stock at a purchase price of $12.00 per share for an aggregate purchase price of $11.6 million. The following table sets forth the number of shares purchased by our directors, executive officers and holders of more than 5% of our voting securities, and affiliates or immediate family members of our directors, executive officers and holders of more than 5% of our voting securities, as well as the purchase price of such shares.

Name	Shares of Common Stock	Purchase Price
E. Burke Ross(1)	166,666	$2,000,001
Kurt Eichler	166,667	$1,999,998
Peter Lacaillade Jr.(2)	250,000	$3,000,000

(1) Represents 166,666 shares of common stock purchased by The E. Burke Ross, Jr. Revocable Trust. Mr. Burke, as trustee of The E. Burke Ross, Jr. Revocable Trust, has sole voting and investment power over the shares.

(2) Represents 250,000 shares of common stock purchased by The E. Burke Ross Jr. Descendants’ GST Investment Trust. Mr. Lacaillade, as the trustee of The E. Burke Ross Jr. Descendants’ GST Investment Trust, has sole voting and investment power over the shares.

In February 2015, we sold 840,479 shares of our common stock at a purchase price of $12.00 per share for an aggregate purchase price of $10.1 million. The following table sets forth the number of shares purchased by our directors, executive officers and holders of more than 5% of our voting securities, and affiliates or immediate family members of our directors, executive officers and holders of more than 5% of our voting securities, as well as the purchase price of such shares.

Name	Shares of Common Stock	Purchase Price
Peter Lacaillade Jr.(1)	100,000	$1,200,000
E. Burke Ross(2)	22,916	$274,998
Brian Thebault(3)	175,000	$2,100,000

(1) Consists of 100,000 shares of common stock purchased by The E. Burke Ross Jr. Descendants’ GST Investment Trust 2014. Mr. Lacaillade, as the trustee of The E. Burke Ross Jr. Descendants’ GST Investment Trust 2014, has sole voting and investment power over the shares.

(2) Consists of 22,916 shares of common stock purchased by The E. Burke Ross, Jr. Revocable Trust. Mr. Burke, as trustee of The E. Burke Ross, Jr. Revocable Trust, has sole voting and investment power over the shares.

(3) Consists of 175,000 shares of common stock purchased by Hilltop III, LLC. Mr. Thebault, as manager of Hilltop III, LLC has sole voting and investment power over the shares.

BioHEP License Agreement

In December 2003, we entered into a license agreement with BioHEP. In January 2016, we entered into an amended and restated license agreement with BioHEP. The amendment and restatement of the license agreement became effective on February 1, 2016. Under the license agreement, BioHEP has granted us an exclusive worldwide license under certain patents and know-how to make, have made, use, sell, offer to sell and import certain product candidates comprising a novel phosphorothioate dinucleotide that BioHEP refers to as ORI-9020 and certain related compounds, which include SB 9200, SB 9400, SB 9941 and SB 9946, for the diagnosis and/or treatment of all viral diseases and conditions.

Under the terms of the original license agreement, we issued to BioHEP 12,500 shares of our common stock and 1,000,000 shares of our series A preferred stock, which shares of Series A preferred stock were converted into 250,000 shares of our common stock in connection with our initial public offering. In connection with the amendment and restatement of the license agreement, we issued 125,000 shares of our common stock to BioHEP and issued to BioHEP a warrant to purchase an additional 125,000 shares of our common stock at a purchase price of $16.00 per share, which warrant will expire on August 1, 2018. Under the license agreement, BioHEP is eligible to receive up to $3.5 million in development and regulatory milestone payments for disease(s) caused by each distinct virus for which we develop licensed product(s). BioHEP is also eligible to receive tiered royalties in the low-to-mid single-digits on net product sales of licensed products by us and our affiliates and sublicensees, and a specified share of non-royalty sublicensing revenues we and our affiliates receive from sublicensees, which share of sublicensing revenues is capped at a maximum aggregate of $2.0 million under all such sublicenses. For a description of the terms of the amended and restated license agreement, see “Business—BioHEP License.”

Initial Public Offering

In May 2016, certain of our directors, executive officers and holders of more than 5% of our voting securities purchased shares in our initial public offering at the initial public offering price. The number of shares that each of our directors, executive officers and holders of more than 5% of our voting securities purchased and the aggregate purchase price paid for such shares is set forth in the table below.

Name	Shares of Common Stock	Purchase Price
Martin Driscoll	12,500	$150,000
Kurt Eichler	41,666	$499,992
Peter Lacaillade Jr.(1)	173,333	$2,079,996
E. Burke Ross(2)	35,000	$420,000

(1) Consists of 173,333 shares of common stock purchased by The E. Burke Ross, Jr. Descendants’ GST Insurance Trust. Mr. Lacaillade, as the trustee of The E. Burke Ross, Jr. Descendants’ GST Insurance Trust, has sole voting and investment power over the shares.

(2) Consists of 35,000 shares of common stock purchased by EBR Ventures, LLC over which Mr. Ross has sole voting and investment power.

Private Placement

On November 18, 2016, we entered into a definitive agreement with respect to the private placement of 1,644,737 shares of our common stock and warrants to purchase 1,644,737 shares of common stock to a group of accredited investors. These investors paid $9.12 for each share of common stock and warrant to purchase one share of common stock. The warrants will be exercisable beginning May 24, 2017 at an exercise price of $10.79 per share. We completed this private placement on November 23, 2016, resulting in approximately $15 million in net proceeds to us. The number of shares that each of our directors, executive officers and holders of more than 5% of our voting securities purchased and the aggregate purchase price paid for such shares is set forth in the table below.

Name	Shares of Common Stock	Warrants to Purchase Common Stock	Purchase Price
UBS Oncology Impact Fund L.P.	603,070	603,070	$5,499,998
Martin Driscoll	21,900	21,900	$199,728
Kurt Eichler	64,100	64,100	$584,592
Peter Lacaillade Jr.(1)	26,455	26,455	$241,270
E. Burke Ross(2)	118,550	118,550	$1,081,176
Todd Brady, M.D., Ph.D.	10,964	10,964	$99,992
Nezam Afdhal	13,150	13,150	$119,928
Jonathan Freve	5,482	5,482	$49,996
David Arkowitz	4,386	4,386	$40,000

(1) Consists of 26,455 shares of common stock and 26,455 shares of common stock issuable upon exercise of warrants purchased by The E. Burke Ross, Jr. Descendants’ GST Insurance Trust 2014. Mr. Lacaillade, as the trustee of The E. Burke Ross, Jr. Descendants’ GST Insurance Trust, has sole voting and investment power over the shares.

(2) Consists of 118,550 shares of common stock and 118,550 shares of common stock issuable upon exercise of warrants purchased by EBR Ventures, LLC over which Mr. Ross has sole voting and investment power.

Registration Rights

We are a party to registration rights agreements with certain holders of our common stock, some of which are directors, executive officers and holders of more than 5% of our common stock, as described below.

November 2016 Private Placement Registration Rights

Under the registration rights agreement for the November private placement, we agreed to file and have filed a resale registration statement on Form S-1 (File No. 333-215122) covering the resale of the 1,644,737 shares of common stock issued in the November private placement and the 1,644,737 shares of common stock issuable upon exercise of the warrants issued in the November private placement.

BioHEP Registration Rights

Under the stock purchase agreement, dated as of December 17, 2003, with BioHEP, which we refer to as the BioHEP Agreement. BioHEP, or its successor, has the right to require us to register 512,500 shares of our common stock under the Securities Act under specified circumstances. We have included the 387,500 shares of common stock issued pursuant to the BioHEP Agreement and the 125,000 shares of common stock issuable upon exercise of the warrant issued pursuant to the BioHEP Agreement in a resale registration statement on Form S-1 (File No. 333-215122).

Indemnification of Officers and Directors

Our certificate of incorporation, as amended, provides that we will indemnify our directors and officers to the fullest extent permitted by Delaware law. In addition, we have entered into indemnification agreements with each of our directors and executive officers. Each of these indemnification agreements provide, among other things, that we will indemnify such director or executive officer to the fullest extent permitted by law for claims arising in his capacity as a director or officer, as applicable, provided that he acted in good faith and in a manner that he reasonably believed to be in, or not opposed to, our best interests and, with respect to any criminal proceeding, had no reasonable cause to believe that his conduct was unlawful. Each of these indemnification agreements provides that in the event that we do not assume the defense of a claim against a director or officer, as applicable, we will be required to advance his expenses in connection with his defense, provided that he undertakes to repay all amounts advanced if it is ultimately determined that he is not entitled to be indemnified by us.

Policies and Procedures for Related Person Transactions

Our board of directors has adopted written policies and procedures for the review of any transaction, arrangement or relationship in which we are a participant, the amount involved exceeds $120,000 and one of our executive officers, directors, director nominees or 5% stockholders, or their immediate family members, each of whom we refer to as a “related person” has a direct or indirect material interest.

If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to our chief financial officer. The policy calls for the proposed related person transaction to be reviewed and approved by our audit committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the committee will review, and, in its discretion, may ratify the related person transaction. The policy also permits the chairman of the audit committee to review and, if deemed appropriate, approve proposed related person transactions that arise between committee meetings, subject to ratification by the committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.

A related person transaction reviewed under the policy will be considered approved or ratified if the audit committee authorizes it after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the committee will review and consider:

•	the related person’s interest in the related person transaction;
•	the approximate dollar value of the amount involved in the related person transaction;
•	the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;
•	whether the transaction was undertaken in the ordinary course of our business;
•	whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party;
•	the purpose of, and the potential benefits to us of, the transaction; and
•

any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The audit committee may approve or ratify the transaction only if the committee determines that, under all of the circumstances, the transaction is in our best interests. The committee may impose any conditions on the related person transaction that it deems appropriate.

The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by the compensation committee in the manner specified in its charter.

Director Independence

See “Directors, Executive Officers and Corporate Governance – Director Independence.”

Item 14.  Principal Accounting Fees and Services.

Audit and other fees billed to us by RSM US LLP for the years ended December 31, 2016 and 2015 are as follows:

	2016	2015
Audit Fees(1)	$582,781	$339,040
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total Fees for Services Provided	$582,781	$339,040

(1) Audit fees include fees billed for professional services performed by RSM US LLP for the audit of our annual consolidated financial statements, the review of interim consolidated financial statements, and related services that are normally provided in connection with registration statements, including the registration statement for our initial public offering.

(2) Audit-related fees may consist of fees billed by an independent registered public accounting firm for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements. There were no audit-related fees for the years ended December 31, 2016 or 2015.

(3) Tax fees may consist of fees for professional services, including tax consulting and compliance performed by an independent registered public accounting firm. There were no tax fees for the years ended December 31, 2016 or 2015.

(4) All other fees include fees billed for other services rendered not included within audit fees, audit-related fees or tax fees. There were no other fees for the years ended December 31, 2016 or 2015.

The audit committee has adopted a formal policy concerning approval of audit and non-audit services to be provided to the company by its independent registered public accounting firm, RSM US LLP. The policy requires that all services to be provided RSM US LLP, including audit services and permitted audit-related and non-audit services, must be by preapproved by the audit committee, provided that de minimis non-audit services may instead be approved in accordance with applicable SEC rules. The board of directors has preapproved all audit and non-audit services provided by RSM US LLP since the adoption of such policy.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/Reg. Number
3.1	Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	May 13, 2016	001-37718
3.2	Amended and Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.2)	May 13, 2016	001-37718
4.1	Specimen stock certificate evidencing the shares of common stock		Form S-1/A (Exhibit 4.1)	February 12, 2016	333-208875
4.2	Common Stock Purchase Warrant issued by the Registrant to BioHEP Technologies Ltd. (February 2016)		Form S-1/A (Exhibit 10.18)	March 9, 2016	333-208875
4.3	Form of Warrant issued to Dawson James Securities, Inc. (May 2016)		Form 8-K (Exhibit 10.1)	May 13, 2016	001-37718
4.4	Form of Warrant to Purchase Common Stock (November 2016)		Form 8-K (Exhibit 10.2)	November 21, 2016	001-37718
10.1	Form of Indemnification Agreement between Registrant and each of its directors and officers		Form S-1 (Exhibit 10.1)	January 5, 2016	333-208875
10.2#	2014 Stock Incentive Plan		Form S-1 (Exhibit 10.2)	January 5, 2016	333-208875
10.3#	Form of Incentive Stock Option Agreement under 2014 Stock Incentive Plan		Form S-1 (Exhibit 10.3)	January 5, 2016	333-208875

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.4#	Form of Nonstatutory Stock Option Agreement under 2014 Stock Incentive Plan		Form S-1 (Exhibit 10.4)	January 5, 2016	333-208875
10.5#	2015 Stock Incentive Plan		Form S-1 (Exhibit 10.5)	January 5, 2016	333-208875
10.6#	Form of Incentive Stock Option Agreement under 2015 Stock Incentive Plan		Form S-1 (Exhibit 10.6)	January 5, 2016	333-208875
10.7#	Form of Nonstatutory Stock Option Agreement under 2015 Stock Incentive Plan		Form S-1 (Exhibit 10.7)	January 5, 2016	333-208875
10.8	Lease between the Registrant and The Route 495 Commerce Park Limited Partnership, dated February 5, 2013, as amended April 7, 2015		Form S-1 (Exhibit 10.8)	January 5, 2016	333-208875
10.9	Lease Agreement between the Registrant and JEEBO Management, LLC, dated March 24, 2016, as amended March 31, 2016		Form S-1/A (Exhibit 10.19)	April 27, 2016	333-208875
10.10†	Amended and Restated License Agreement between Registrant and BioHEP Technologies Ltd. (formerly known as Micrologix Biotech Inc.), dated January 14, 2016		Form S-1/A (Exhibit 10.9)	January 15, 2016	333-208875
10.11#	Employment Agreement between Registrant and R.P. Kris Iyer, Ph.D. dated December 16, 2015		Form S-1 (Exhibit 10.10)	January 5, 2016	333-208875
10.12#	Employment Agreement between Registrant and Martin Driscoll dated August 7, 2015		Form S-1 (Exhibit 10.14)	January 5, 2016	333-208875
10.13#	Employment Agreement between Registrant and Jonathan P. Freve dated December 1, 2015		Form S-1 (Exhibit 10.15)	January 5, 2016	333-208875
10.14#	Employment Agreement between Registrant and Nezam H. Afdhal, M.D. dated November 1, 2015		Form S-1 (Exhibit 10.16)	January 5, 2016	333-208875
10.15#	Transition Agreement between the Registrant and Douglas Jensen dated May 27, 2015		Form S-1 (Exhibit 10.12)	January 5, 2016	333-208875
10.16	Securities Purchase Agreement, dated November 18, 2016, by and among the Registrant and the persons party thereto		Form 8-K (Exhibit 10.1)	November 21, 2016	001-37718
10.17	Registration Rights Agreement, dated November 18, 2016, by and among the Registrant and the persons party thereto		Form 8-K (Exhibit 10.3)	November 21, 2016	001-37718
10.18	Non-Employee Director Compensation Policy	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/Reg. Number
21.1	Subsidiaries of the Registrant	X
23.1	Consent of RSM US LLP	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Principal Financial Officer	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

# Indicates management contract or compensatory plan

† Confidential treatment granted as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spring Bank Pharmaceuticals, Inc.

Date: February 14, 2017	By:	/s/ Martin Driscoll
Martin Driscoll
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Martin Driscoll	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 14, 2017
Martin Driscoll

/s/ Jonathan Freve	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 14, 2017
Jonathan Freve

/s/ Radhakrishnan Iyer, Ph.D.	Chief Scientific Officer and Director	February 14, 2017
Radhakrishnan Iyer, Ph.D.

/s/ David Arkowitz	Director	February 14, 2017
David Arkowitz

/s/ Jonathan Bates	Director	February 14, 2017
Jonathan Bates

/s/ Todd Brady, M.D., Ph.D.	Director	February 14, 2017
Todd Brady, M.D., Ph.D.

/s/ Kurt Eichler	Director	February 14, 2017
Kurt Eichler

SPRING BANK PHARMACEUTICALS, INC.

SPRING BANK PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Spring Bank Pharmaceuticals, Inc.

Hopkinton, Massachusetts

We have audited the accompanying consolidated balance sheets of Spring Bank Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spring Bank Pharmaceuticals, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with the accounting principles generally accepted in the United States of America.

/s/ RSM US LLP

Boston, Massachusetts

February 14, 2017

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$10,684	$4,347
Marketable securities	14,046	5,335
Prepaid expenses and other current assets	840	313
Total current assets	25,570	9,995
Marketable securities	752	3,189
Property and equipment, net	522	427
Other assets	35	966
Total	$26,879	$14,577
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,519	$2,183
Accrued expenses and other current liabilities	1,982	1,363
Total current liabilities	3,501	3,546
Warrant liabilities	6,333	—
Other long-term liabilities	27	6
Total liabilities	9,861	3,552
Commitments (Note 9)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value—authorized, no shares and 5,000,000 shares at December 31, 2016 and 2015, respectively; no shares and 1,000,000 shares issued and outstanding at December 31, 2016 and 2015, respectively	—	—
Preferred stock, $0.0001 par value—authorized, 10,000,000 and no shares at December 31, 2016 and 2015, respectively; no shares issued or outstanding at December 31, 2016 and 2015	—	—
Common stock, $0.0001 par value—authorized, 200,000,000 and 50,000,000 shares at December 31, 2016 and 2015, respectively; 9,416,238 and 5,796,091 shares issued and outstanding at December 31, 2016 and 2015, respectively	1	1
Additional paid-in capital	68,559	45,211
Accumulated deficit	(51,535)	(34,169)
Other comprehensive loss	(7)	(18)
Total stockholders’ equity	17,018	11,025
Total	$26,879	$14,577

See notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2016	2015
Grant revenue	$352	$946
Operating expenses:
Research and development	14,017	7,539
General and administrative	5,739	5,003
Total operating expenses	19,756	12,542
Loss from operations	(19,404)	(11,596)
Interest income	96	32
Change in fair value of warrant liabilities	1,942	—
Net loss	(17,366)	(11,564)
Unrealized gain (loss) on marketable securities	11	(18)
Comprehensive loss	$(17,355)	$(11,582)
Net loss per common share – basic and diluted	$(2.39)	$(2.03)
Weighted-average number of shares outstanding – basic and diluted	7,256,671	5,682,799

See notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Equity
Balance at December 31, 2014	1,000,000	$—	4,952,487	$—	$34,805	$(22,605)	$—	$12,200
Stock-based compensation	—	—	—	—	1,125	—	—	1,125
Exercise of warrants	—	—	3,125	—	25	—	—	25
Issuance of common stock and warrants in connection with 2014 Financing, net	—	—	840,479	1	9,256	—	—	9,257
Net unrealized gain on marketable securities	—	—	—	—	—	—	(18)	(18)
Net loss	—	—	—	—	—	(11,564)	—	(11,564)
Balance at December 31, 2015	1,000,000	$—	5,796,091	$1	$45,211	$(34,169)	$(18)	$11,025
Stock-based compensation	—	—	—	—	1,410	—	—	1,410
Issuance of common stock for services rendered	—	—	3,520	—	28	—	—	28
Exercise of warrants	—	—	641,743	—	5,342	—	—	5,342
Exercise of stock options	—	—	10,247	—	95	—	—	95
Issuance of common stock and warrants in connection with license agreement	—	—	125,000	—	2,780	—	—	2,780
Issuance of common stock in connection with initial public offering, net of issuance costs of $3,113	—	—	944,900	—	8,226	—	—	8,226
Issuance of common stock and warrants in connection with private investment in a public entity, net of issuance costs of $1,257	—	—	1,644,737	—	5,467	—	—	5,467
Conversion of preferred stock into common stock	(1,000,000)	—	250,000	—	—	—	—	—
Net unrealized gain on marketable securities	—	—	—	—	—	—	11	11
Net loss	—	—	—	—	—	(17,366)	—	(17,366)
Balance at December 31, 2016	—	$—	9,416,238	$1	$68,559	$(51,535)	$(7)	$17,018

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(17,366)	$(11,564)
Adjustments for:
Depreciation and amortization	118	88
Change in fair value of warrant liabilities	(1,942)	—
Non-cash stock-based compensation	1,438	1,125
Non-cash issuance of common stock and warrants connected to license agreement	2,780	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(527)	(732)
Other assets	(35)	—
Accounts payable	(812)	1,835
Accrued expenses and other liabilities	497	1,037
Net cash used in operating activities	(15,849)	(8,211)
Cash flows from investing activities:
Purchases of marketable securities	(14,978)	(8,542)
Proceeds from sale of marketable securities	8,714	—
Purchases of property and equipment	(213)	(389)
Net cash used in investing activities	(6,477)	(8,931)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants in connection with private investment in a public entity, net of issuance costs paid of $966	14,034	—
Proceeds from issuance of common stock and warrants in connection with initial public offering, net of issuance costs paid of $2,147	9,192	—
Proceeds from issuance of common stock, net of issuance costs paid of $1,754	—	19,894
Proceeds from exercise of stock options	95	—
Proceeds from exercise of warrants	5,342	25
Cash provided by financing activities	28,663	19,919
Net increase in cash and cash equivalents	6,337	2,777
Cash and cash equivalents, beginning of period	4,347	1,570
Cash and cash equivalents, end of period	$10,684	$4,347
Supplemental disclosures of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—
Supplemental disclosures of noncash financing activities:
Fair value of warrant liabilities upon private investment in a public entity	$8,275	$—
Financing costs related to the issuance of common stock and warrants in connection with private investment in a public entity included in accounts payable and accrued expenses	$291	$—
Issuance of common stock warrants in connection with initial public offering	$218	$—
Issuance of common stock warrants to brokers in connection with sale of common stock	$—	$334

See notes to consolidated financial statements.

Spring Bank Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1.	NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Spring Bank Pharmaceuticals, Inc. (the “Company”) is a clinical-stage biopharmaceutical company engaged in the discovery and development of a novel class of therapeutics using a proprietary small molecule nucleic acid hybrid (“SMNH”) chemistry platform. The Company is developing its most advanced SMNH product, SB 9200, for the treatment of viral diseases. Since inception in 2002 and prior to its initial public offering in May 2016, the Company built its technology platform and product candidate pipeline using a semi-virtual business model, supported by grants and direct funding from the United States National Institutes of Health (“NIH”) as well as through private financings. In September 2015, the Company formed a wholly owned subsidiary, Sperovie Biosciences, Inc. and in December 2016, the Company formed a wholly owned subsidiary, SBP Securities Corporation.

On November 18, 2016, the Company entered into a definitive agreement with a group of accredited investors resulting in a private placement of 1,644,737 shares of the Company’s common stock and warrants to purchase 1,644,737 shares of common stock (the “November Private Placement”). These investors paid $9.12 for each share of common stock and warrant to purchase one share of common stock. The warrants will be exercisable beginning May 24, 2017 with a term of five years at an exercise price of $10.79. The Company completed the November Private Placement on November 23, 2016, resulting in approximately $15.0 million in gross proceeds.

On May 11, 2016, the Company completed its initial public offering of 920,000 shares of common stock at a price to the public of $12.00 per share, resulting in net proceeds of approximately $10.2 million, after underwriting discounts and commissions, but before deducting offering-related expenses. In addition, on June 3, 2016, the Company issued and sold an additional 24,900 shares of common stock at the initial public offering price of $12.00 per share pursuant to the underwriter’s partial exercise of their option to purchase additional shares of common stock, resulting in net proceeds of approximately $275,000, after underwriting discounts and commissions, but before deducting offering-related expenses. Contemporaneous with the initial closing of the initial public offering, the Company received approximately $5.3 million in proceeds upon the exercise of previously issued warrants to purchase 641,743 shares of common stock of the Company.

The Company’s success is dependent upon its ability to successfully complete clinical development and obtain regulatory approval of its product candidates, successfully commercialize approved products, generate revenue, and, ultimately, attain profitable operations. The Company’s operations to date have been limited to financing and staffing the Company and development of SB9200, SB 11285 and the Company’s other product candidates.

Basis of Presentation and Liquidity

The accompanying consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”).

In connection with the Company’s initial public offering, the Company effected a 1-for-4 reverse stock split of its common stock on March 8, 2016. All share and per share amounts, and the number of shares of common stock into which each share of preferred stock converted in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Sperovie Biosciences, Inc. and SBP Securities Corporation. Sperovie Biosciences, Inc. did not have any assets, liabilities or operations as of December 31, 2016. SBP Securities Corporation had assets primarily related to investments in marketable securities and operations consisting of primarily interest income as of December 31, 2016. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates relied upon in preparing the accompanying financial statements related to the fair value of common stock and other equity instruments, accounting for stock-based compensation, income taxes, useful lives of long-lived assets, and accounting for certain accrued expenses. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates.

Cash and Cash Equivalents

Cash equivalents are stated at fair value and include short-term, highly liquid investments with remaining maturities of 90 days or less at the date of purchase.

Included in cash and cash equivalents as of December 31, 2016 and 2015, are money market fund investments of $9,507,000 and $2,422,000, respectively, and commercial paper of $450,000, which are reported at fair value (Note 5).

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

The Company had one source of revenue, grants from the NIH, during all periods presented, representing 100% of total grant revenue for each period.

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

Property and Equipment, Net

Property and equipment are recorded at cost. Costs associated with maintenance and repairs are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives:

Asset Category	Useful Life
Equipment	5-7 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of 10 years or the remaining term of the respective lease

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying value, an impairment loss is recorded for the difference between the carrying value and fair value of the asset. Through December 31, 2016, no such impairment has occurred.

Deferred Public Offering Costs

Deferred public offering costs, which primarily consist of direct and incremental legal and accounting fees relating to the public offering, are capitalized.   As of December 31, 2015, deferred public offering costs were $966,000, and recorded in other assets in the accompanying consolidated balance sheet. In May 2016, in connection with the consummation of the Company’s initial public offering, total deferred public offering costs of $2.1 million were fully offset against proceeds received by the Company in the initial public offering. There were no deferred public offering costs as of December 31, 2016.

Deferred Rent

The Company’s operating lease includes rent escalation payment terms and other incentives received from landlords. Deferred rent represents the difference between actual operating lease payments due and straight-line rent expense over the term of the lease, which is recorded in accrued expenses and other current liabilities.   The Company had deferred aggregate rent for its research and development facility in Milford, Massachusetts and its headquarters in Hopkinton, Massachusetts of $35,000 and $6,000 as of December 31, 2016 and December 31, 2015, respectively.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery has occurred or services the Company recognized have been rendered and collection is reasonably assured. Generally, these criteria are met and revenue from grants from the NIH, which subsidizes certain of the Company’s research projects, is recognized as efforts are expended and as eligible project costs are incurred.

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

Warrants

The Company reviews the terms of all warrants issued and classifies the warrants as a component of permanent equity if they are freestanding financial instruments that are legally detachable and separately exercisable, contingently exercisable, do not embody an obligation for the Company to repurchase its own shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the warrants must require physical settlement and may not provide any guarantee of value or return. Warrants that meet these criteria are initially recorded at their grant date fair value and are not subsequently remeasured. Warrants that do not meet this criteria are remeasured to their fair value at each reporting period.

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

Financial Instruments

The Company’s financial instruments consisted of cash equivalents, marketable securities, accounts payable and liability classified warrants. The carrying amounts of cash and cash equivalents and accounts payable approximate their fair value due to the short-term nature of those financial instruments. The fair value of the marketable securities and liability classified warrants are remeasured each reporting period as described in Note 5.

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

Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 – Valuations based on quoted prices for similar assets or liabilities in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 – Valuations that require inputs that reflect the Company’s own assumptions that are both significant to the fair value measurement and unobservable.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common stock outstanding for the period. Diluted net loss per share is computed by dividing the net by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method and the as if-converted method, for convertible securities, if inclusion of these instruments is dilutive. As of December 31, 2016, both methods are equivalent.

In May and June 2016, the Company issued 944,900 shares of common stock in connection with its initial public offering and 641,743 shares of common stock upon the exercise of outstanding warrants to purchase common stock of the Company. Upon the closing of the initial public offering, all outstanding shares of the Company’s preferred stock automatically converted into 250,000 shares of the Company’s common stock. In addition, on November 23, 2016, the Company sold 1,644,737 shares of common stock and warrants to purchase 1,644,737 shares of common stock in the November Private Placement to certain accredited investors.

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

The Company assesses its income tax positions and records tax benefits based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the consolidated financial statements.

The Company classifies interest and penalties associated with such uncertain tax positions as a component of interest expense. As of December 31, 2016 and 2015, the Company has not identified any material uncertain tax positions.

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity.

The Company leases laboratory and office space in Hopkinton, Massachusetts and Milford, Massachusetts, under non-cancelable operating leases. The Company has standard indemnification arrangements under these leases that requires it to indemnify the landlord against any liability for injury, loss, accident, or damage from any claims, actions, proceedings, or costs resulting from certain acts, breaches, violations, or nonperformance under the Company’s lease.

Through December 31, 2016, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), which amends the guidance for revenue recognition to replace numerous industry-specific requirements. ASC 606 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. ASC 606 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in ASC 606 are effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. In July 2015, the FASB approved the deferral of adoption by one year. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Until the Company expects material revenue to be recognized, the adoption of ASU 2014-09 is not expected to have an impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern and to provide related disclosures in certain circumstances. The requirements of ASU 2014-15 will be effective for the annual financial statement period beginning after December 15, 2016, with early adoption permitted. The Company adopted this guidance during the year ended December 31, 2016. The adoption of ASU 2014-15 impacted presentation and disclosure only and did not have any impact on financial position or results of operations.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016 (and interim periods within those fiscal years) with early adoption permitted. ASU 2015-17 may be either applied prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Company has elected to early adopt ASU 2015-17 prospectively in the fourth quarter of 2015. There was no impact as a result of the adoption of ASU 2015-17.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation, and includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new standard is effective for the Company for the annual period ending after December 15, 2016, and for annual and interim periods thereafter, with early adoption permitted. There was no impact as a result of the adoption of ASU 2016-09.

2.	NET LOSS PER SHARE

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share data):

	Year Ended December 31,
	2016	2015
Net loss	$(17,366)	$(11,564)
Weighted-average number of common shares-basic and diluted	7,256,671	5,682,799
Net loss per common share-basic and diluted	$(2.39)	$(2.03)

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

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact due to the losses reported:

	Year Ended December 31,
	2016	2015
Preferred stock	—	1,000,000
Common stock warrants	1,798,084	1,181,776
Stock options	704,315	610,481

3.	INVESTMENTS

Cash in excess of the Company’s immediate requirements is invested in accordance with our investments policy that primarily seeks to maintain adequate liquidity and preserve capital.

The following table summarizes the Company’s investments, by category, as of December 31, 2016 and 2015 (in thousands):

	December 31,	December 31,
Investments - Current:	2016	2015
Marketable securities - available for sale	$14,046	$5,335
Total	$14,046	$5,335

Investments - Noncurrent:
Marketable securities - available for sale	$752	$3,189
Total	$752	$3,189

A summary of the Company’s available-for-sale classified investments consist of the following (in thousands):

	At December 31, 2016
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Investments - Current:
Agency bonds	$452	$—	$—	$452
Commercial paper	2,947	—	—	2,947
Corporate bonds	8,499	—	(7)	$8,492
United States treasury securities	2,155	—	—	$2,155
Total	$14,053	$—	$(7)	$14,046

Investments - Noncurrent:
Corporate bonds	752	—	—	752
Total	$752	$—	$—	$752

	At December 31, 2015
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Investments - Current:
Commercial paper	$4,094	$—	$(7)	$4,087
Corporate bonds	1,248	—	—	1,248
Total	$5,342	$—	$(7)	$5,335

Investments - Noncurrent:
Agency bonds	453	—	(1)	452
Corporate bonds	2,747	—	(10)	2,737
Total	$3,200	$—	$(11)	$3,189

The amortized cost and fair value of the Company’s available-for-sale investments, by contract maturity, as of December 31, 2016 consist of the following (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$14,053	$14,046
Due after one year through two years	752	$752
Total	$14,805	$14,798

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of December 31, 2016 and 2015, consisted of the following (in thousands):

	December 31,	December 31,
	2016	2015
Equipment	$576	$448
Furniture and fixtures	140	55
Leasehold improvements	133	133
Total property and equipment	849	636
Less: accumulated depreciation and amortization	(327)	(209)
Property and equipment, net	$522	$427

Depreciation and amortization expense for the years ended December 31, 2016 and 2015, was $118,000 and $88,000, respectively.

5.	FAIR VALUE MEASUREMENTS

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

A summary of the assets and liabilities that are measured at fair value as of December 31, 2016 and 2015 is as follows (in thousands):

		Fair Value Measurement at December 31, 2016
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$9,507	$9,507	$—	$—
Fixed income securities	14,798	—	14,798	—
Total	$24,305	$9,507	$14,798	$—

Liabilities:
Warrant liabilities	$6,333	$—	$—	$6,333
Total	$6,333	$—	$—	$6,333

		Fair Value Measurement at December 31, 2015
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$2,422	$2,422	$—	$—
Commercial paper (1)	450	—	450	—
Fixed income securities	8,524	—	8,524	—
Total	$11,396	$2,422	$8,974	$—

(1)	Money market funds and commercial paper are included within cash and cash equivalents in the accompanying consolidated balance sheets recognized at fair value.

There were no liabilities measured at fair value as of December 31, 2015.

The following table reflects the change in the Company’s Level 3 liabilities for the year ended December 31, 2016:

November Private Placement Warrants
Balance at December 31, 2015	$—
Issuance of warrants	8,275
Change in fair value	(1,942)
Balance at December 31, 2016	$6,333

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses as of December 31, 2016 and 2015, consisted of the following (in thousands):

	December 31,	December 31,
	2016	2015
Clinical	$738	$259
Compensation and benefits	901	684
Accounting and legal	279	416
Other	64	4
Total accrued expenses	$1,982	$1,363

7.	STOCKHOLDERS’ EQUITY

Common Stock

Effective February 1, 2016, the Company amended and restated its license agreement with BioHEP Technologies Ltd. (“BioHEP”). In connection with the amendment and restatement, the Company issued 125,000 shares of its common stock to BioHEP and issued to BioHEP a warrant to purchase an additional 125,000 shares of its common stock at a purchase price of $16.00 per share, which warrant will expire on August 1, 2018. The fair value of the common stock as of the date of issuance, $2.0 million, was expensed as research and development costs.

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

On November 18, 2016, the Company entered into a definitive agreement with respect to the November Private Placement of 1,644,737 shares of common stock and warrants to purchase 1,644,737 shares of common stock to a group of accredited investors. These investors paid $9.12 for each share of common stock and warrant to purchase one share of common stock. The warrants will be exercisable beginning May 24, 2017, at an exercise price of $10.79 per share. The Company completed the November Private Placement on November 23, 2016, resulting in approximately $15.0 million in gross proceeds, offset by approximately $1.3 million of placement agent fees and offering expenses.

Warrants

In connection with the amendment and restatement of a license agreement, the Company issued a warrant to purchase 125,000 shares of the Company’s common stock to BioHEP, effective February 1, 2016. The Company evaluated the terms of the warrant and concluded that it should be equity-classified. The fair value of the warrant, $0.8 million, was estimated on the issuance date using a Black Scholes pricing model based on the following assumptions: an expected term of two and a half years, expected stock price volatility of 71%, a risk free rate of 1.01%, and a dividend yield of 0%. The fair value was expensed as research and development costs.

In connection with the Company’s initial public offering, the Company issued to Dawson James Securities, Inc., the sole book-running manager for the initial public offering, a warrant to purchase 27,600 share of common stock in May 2016, and a warrant to purchase 747 shares of common stock in June 2016 (the “Dawson James Warrants”). The Dawson James Warrants are exercisable for cash at an exercise price of $15.00 per share commencing on November 5, 2016. The Dawson James Warrants expire on May 5, 2021. The Company evaluated the terms of the Dawson James Warrants and concluded that they should be equity-classified. The fair value of the May 2016 Dawson James Warrants were estimated on the applicable issuance dates using a Black Scholes pricing model based on the following assumptions: an expected term of 4.99 years; expected stock price volatility of 87%; a risk free rate of 1.20%; and a dividend yield of 0%. The fair value of the June 2016 Dawson James Warrants were estimated on the applicable issuance dates using a

Black Scholes pricing model based on the following assumptions: an expected term of 4.92 years; expected stock price volatility of 87%; a risk free rate of 1.23%; and a dividend yield of 0%. The fair value of the Dawson James Warrants was $0.2 million.

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

In connection with the November Private Placement, the Company issued warrants to purchase 1,644,737 shares of common stock in November 2016 to a group of accredited investors. The warrants will be exercisable beginning May 24, 2017 with a term of 5 years and at an exercise price of $10.79 per share. The Company evaluated the terms of the warrants and concluded that they should be liability-classified. In November 2016, the Company recorded the fair value of the warrants of approximately $8.3 million using a Black Scholes pricing model. The Company must recognize any change in the value of the warrant liability each reporting period in the statement of operations. As of December 31, 2016, approximately $1.9 million was recognized as a decrease in the value to the warrant liability using a Black Scholes pricing model.

A summary of the Black Scholes pricing model assumptions used to record the fair value of the warrants is as follows:

	December 31, 2016	November 18, 2016
Risk-free interest rate	1.9%	1.8%
Expected term (in years)	4.9	5.0
Expected volatility	65.5%	73.8%
Expected dividend yield	0%	0%

A summary of warrant activities during the years ended December 31, 2016 and 2015 is as follows:

Warrants
Outstanding at December 31, 2014	1,117,663
Grants	67,238
Exercises	(3,125)
Expirations/cancellations	—
Outstanding at December 31, 2015	1,181,776
Grants	1,798,084
Exercises	(641,743)
Expirations/cancellations	(540,033)
Outstanding at December 31, 2016	1,798,084

2014 Stock Incentive Plan

In April 2014, the Company’s Board of Directors approved the 2014 Stock Incentive Plan (“the 2014 Plan”). The Company’s 2014 Plan provides for the issuance of common stock, stock options and other stock-based awards to employees, officers, directors, consultants, and advisors. As of December 31, 2016, the Board had authorized 633,137 shares of common stock to be issued under the 2014 Plan.  The Company’s 2015 Stock Incentive Plan (the “2015 Plan”) became effective immediately prior to the closing of the Company’s initial public offering on May 11, 2016. Upon the effectiveness of the 2015 Plan, 116,863 shares of common stock that remained available for grant under the 2014 Plan became available for grant under the 2015 Plan, and no further awards were available to be issued under the 2014 Plan.

2015 Stock Incentive Plan

The 2015 Plan provides for the issuance of common stock, stock options and other stock-based awards to employees, officers, directors, consultants, and advisors. The number of shares reserved for issuance under the 2015 Plan is the sum of 750,000 shares of common stock, plus the number of shares equal to the sum of (i) 116,863 shares of common stock, which was the number of shares reserved for issuance under the 2014 Plan that remained available for grant under the 2014 Plan immediately prior to the closing of the Company’s initial public offering, and (ii) the number of shares of common stock subject to outstanding awards under the 2014 Plan that expire, terminate or are otherwise surrendered, cancelled or forfeited. The exercise price of stock options cannot be less than the fair value of the common stock on the date of grant. Stock options awarded under the 2015 Plan expire 10 years after the grant date, unless the Board sets a shorter term.

The following table summarizes the option activity for the year ended December 31, 2016, under both the 2014 Plan and the 2015 Plan (collectively the “Plans”):

	Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	—	$—	—
Granted	611,231	11.99	—
Exercised	—	—	—
Cancelled	(750)	9.28	—
Outstanding at December 31, 2015	610,481	$11.99	—
Granted	128,334	10.41	—
Exercised	(10,247)	9.28	—
Cancelled	(24,253)	9.89	—
Options outstanding at December 31, 2016	704,315	$11.82	$—
Options exercisable at December 31, 2016	250,051	$11.48	$—

As of December 31, 2016, all options granted are expected to vest and the weighted-average remaining contractual life of all options is 8.8 years. The weighted-average fair value of all stock options granted for the year ended December 31, 2016 and 2015 was $7.06 and $8.87, respectively. Intrinsic value at December 31, 2016 is based on the closing price of the Company’s common stock of $7.99 per share.

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

There were no stock options granted prior to 2015. The assumptions we used to determine the fair value of stock options granted to employees and directors in 2016 and 2015 are as follows, presented on a weighted-average basis:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Risk-free interest rate	1.4%	1.4%
Expected term (in years)	6.1	6.0
Expected volatility	78%	87%
Expected dividend yield	0%	0%

The following table summarizes the stock-based compensation expense for the years ended December 31, 2016 and 2015, under the Plans:

	Year Ended December 31,
	2016	2015
(in thousands)
Stock-based compensation:
Research and development	$390	$323
General and administrative	1,048	802
Total Stock-based compensation	$1,438	$1,125

The fair value of stock options vested during the year ended December 31, 2016 was $1,653,000. At December 31, 2016, there was $3,683,000 of unrecognized stock-based compensation expense relating to stock options granted pursuant to the Plans, which will be recognized over the weighted-average remaining vesting period of 2.7 years. Total unrecognized stock-based compensation expense may be adjusted for future changes in the estimated forfeiture rate. During the year ended December 31, 2016, the Company recognized $28,000 in stock-based compensation expense for 3,520 shares of unrestricted common stock that was issued from the 2015 Plan for services rendered.

Reserved Shares

As of December 31, 2016 and 2015, the Company has reserved the following shares of common stock for potential conversion of the Preferred Stock, exercise of warrants and outstanding options and issuance of shares available for grant under the 2015 Plan:

	December 31,
	2016	2015
Preferred Stock	—	250,000
2012 Convertible financing warrants	—	798,653
2013 Convertible financing warrants	—	238,804
2014 Financing warrants	—	144,319
2016 BioHEP warrants	125,000	—
2016 Dawson James warrants	28,347	—
November Private Placement warrants	1,644,737
2014 and 2015 Stock incentive plans	1,461,233	725,000
Total	3,259,317	2,156,776

8.	INCOME TAXES

A reconciliation of the statutory U.S. Federal Tax Rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2016	2015
U.S. statutory federal income tax rate	(34.0)%	(34.0)%
State income taxes, net of federal income tax benefit	(5.7)%	(5.0)%
Permanent items	(2.9)%	1.4%
R&D credit	(0.4)%	(0.4)%
Change in valuation allowance	43.0%	38.0%
Effective income tax rate	0.0%	0.0%

The significant components of the Company’s deferred tax assets as of December 31, 2016 and 2015 are as follows (in thousands):

	December 31,
	2016	2015
Net operating loss carryforwards	$16,634	$10,842
Research and development credits	385	359
Accrued expenses	322	119
Property and equipment	(1)	12
License payments	1,025	—
Stock based compensation	682	259
Other – net	17	9
Deferred tax assets	19,064	11,600
Valuation allowance	(19,064)	(11,600)
Net deferred tax asset and liability	$—	$—

Because of the Company’s recurring losses since inception, management has concluded that it is more likely than not that the benefits of losses to date which result in deferred tax assets will not be realized and, accordingly, the Company provided a full valuation allowance against the net deferred tax assets. The valuation allowance increased by approximately $7,464,000 and $4,400,000 in 2016 and 2015, respectively, due to the increase in the deferred tax assets (primarily due to the net operating loss carryforwards). At December 31, 2016, the Company had federal and state net operating loss carryforwards of approximately $42,414,000 and $41,915,000, respectively available to reduce future taxable income, if any. The federal and state net operating loss carryforwards expire beginning in 2029 and ending in 2036. At December 31, 2016, the Company had available federal and state income tax credits of approximately $294,000 and $139,000, respectively, which are available to reduce future income taxes, if any, through 2036.

Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carry-forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carry-forwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitations is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed several financings since its inception, which may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, or could result in a change in control in the future but has not completed an analysis of whether a limitation noted above exists. The Company has not performed a Section 382 study yet but it will complete an appropriate analysis before its tax attributes are utilized.

The Company has generated research and development tax credits but has not conducted a study to document its activities that qualify for research and development tax credits. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, since the Company has not conducted a study any adjustment is unknown, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development tax credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development tax credit carry-forwards and the valuation allowance.

The Company files income tax returns in the U.S. federal and Massachusetts jurisdictions. The statute of limitations for assessment by the Internal Revenue Service, or IRS, and state tax authorities is closed for tax years prior to 2013, although carryforward attributes that were generated prior to tax year 2013 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. The Company’s policy is to record interest and penalties on any unrecognized tax benefits as part of tax expense. The Company has not recorded any interest or penalties on any unrecognized tax benefits since its inception. The Company does not believe material uncertain tax positions have arisen to date. The Company will be adopting ASU 2016-09 in the first quarter of 2017 and there will be no impact to the income tax footnote as a result of the adoption.

9.	COMMITMENTS

Leases

In April 2015, the Company entered into an amendment to the lease for its headquarters in Milford, Massachusetts to extend the term of the lease through March 31, 2018 and expand the leased laboratory space.

On March 24, 2016, the Company entered into a new operating lease for its corporate headquarters in Hopkinton, Massachusetts with a lease term through May 31, 2021. The total payments due during the term of the lease are approximately $771,000.

Rent paid under both leases for the years ended December 31, 2016 and 2015 was $166,000 and $76,000, respectively.

Future minimum commitments due under all leases at December 31, 2016 are as follows (in thousands):

Year
2017	$232
2018	174
2019	158
2020	164
Thereafter	70
Total minimum lease payments	$798

BioHEP Technologies Ltd. License Agreement

In January 2016, the Company entered into the Amended BioHEP license, which became effective on February 1, 2016.

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

Contingencies

While the Company is subject to claims in the ordinary course of business, the Company is not currently a party to any pending or threatened litigation, the outcome of which would be expected to have a material adverse effect on its financial condition or the results of its operations. The Company accrues for contingent liabilities to the extent that the liability is probable and estimable, but there are no accruals for contingent liabilities in these consolidated financial statements.

During May 2015, the Company entered into a transition agreement with the Company’s former President and Chief Executive Officer. Under the transition agreement, he continued to serve as the Company’s president and chief executive officer for a transition period that ended on August 17, 2015. Following the transition period, the Company continues to make 18 monthly payments totaling $464,000 and also provide benefits consistent with the coverage that was provided prior to the execution of the transition agreement. The remaining unpaid balance is included in accrued compensation and benefits at December 31, 2016 (see Note 6).

10.	401(k) PLAN

The Company has a 401(k)-defined contribution plan (the “401(k) Plan”) for substantially all of its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits. At the election of its Board, the Company may elect to match employee contributions. For the years ended December 31, 2016 and 2015, the Company paid a match of up to 4%, which amounted to $89,000 and $48,000, respectively.

11.	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2016, the Company reimbursed BioHEP, a greater than five percent stockholder, $14,000 for legal expenses that BioHEP incurred in connection with entering into the Amended License Agreement.  The Company also incurred  $56,000 in advisory fees to one of its directors during the year ended December 31, 2015. The Company incurred no such advisory fees during the year ended December 31, 2016.

12.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date on which the consolidated financial statements were issued, to ensure that this submission includes appropriate disclosure of events both recognized in the consolidated financial statements and events which occurred subsequently but were not recognized in the consolidated financial statements.