Form 10-Q
period 2017-03-31
Spring Bank Pharmaceuticals, Inc.
filed 2017-04-28
CIK 1566373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 27, 2017, the registrant had 9,416,472 shares of common stock, $0.0001 par value per share, outstanding, of which 8,085,833 shares were held by non-affiliates of the Registrant.

Spring Bank Pharmaceuticals, Inc.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “design,” “expect,” “seek,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions.

These forward-looking statements include, but are not limited to, statements about:

•	our ongoing and planned preclinical studies and clinical trials;
•	preclinical study data and clinical trial data and the timing of results of our ongoing clinical studies and/or trials;
•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
•	our plans to seek and enter into clinical trial collaborations and other broader collaborations;
•	our commercialization, marketing and manufacturing capabilities and strategy; and
•	our estimates regarding prospects, strategies, expenses, operating capital requirements, results of operations and needs for additional financing.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Factors that could cause actual results or events to differ materially from the forward-looking statements that we make include, but are not limited to, the following:

•We will need additional funding to complete the development of our product candidates and before we can expect to become profitable from the sales of our products, if approved. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

•Our business currently depends substantially on the success of clinical trials for SB 9200, which is still under development. If we are unable to obtain regulatory approval for, or successfully commercialize, SB 9200, our business will be materially harmed.

•We are very early in our development efforts and our product candidates may not be successful in later stage clinical trials. As a result, they may never be approved as marketable therapeutics.

•We rely, and expect to continue to rely, on third parties to conduct our clinical trials and to manufacture our product candidates for preclinical and clinical testing. These third parties may not perform satisfactorily, which could delay our product development activities.

•If we are unable to adequately protect our proprietary technology, or obtain and maintain issued patents which are sufficient to protect our product candidates, others could compete against us more directly, which would have a material adverse impact on our business, results of operations, financial condition and prospects.

•We may not be able to retain key executives or to attract, retain and motivate key personnel.  If we are unable to retain such key personnel, it could have a material adverse impact on our business and prospects.

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. You should also read carefully the factors described in the section “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our subsequent Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, press releases, and our website. Any forward-looking statements that we make in this Quarterly Report on Form 10-Q speak only as of the date of such statements, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2017	2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$14,038	$10,684
Marketable securities	7,062	14,046
Prepaid expenses and other current assets	481	840
Total current assets	21,581	25,570
Marketable securities, long-term	—	752
Property and equipment, net	586	522
Other assets	35	35
Total	$22,202	$26,879
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,921	$1,519
Accrued expenses and other current liabilities	894	1,982
Total current liabilities	2,815	3,501
Warrant liabilities	8,360	6,333
Other long-term liabilities	34	27
Total liabilities	11,209	9,861
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 10,000,000 shares at March 31, 2017 and December 31, 2016; no shares issued or outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value—authorized, 200,000,000 shares at March 31, 2017 and December 31, 2016; 9,416,472 and 9,416,238 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1	1
Additional paid-in capital	69,031	68,559
Accumulated deficit	(58,035)	(51,535)
Other comprehensive loss	(4)	(7)
Total stockholders’ equity	10,993	17,018
Total	$22,202	$26,879

See notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	For the Three Months Ended March 31,
	2017	2016
Grant revenue	$—	$280
Operating expenses:
Research and development	2,527	5,589
General and administrative	1,987	1,226
Total operating expenses	4,514	6,815
Loss from operations	(4,514)	(6,535)
Other income (expense):
Interest income	41	17
Change in fair value of warrant liabilities	(2,027)	—
Net loss	(6,500)	(6,518)
Unrealized loss (gain) on marketable securities	3	(1)
Comprehensive loss	$(6,497)	$(6,519)
Net loss per common share – basic and diluted	$(0.69)	$(1.11)
Weighted-average number of shares outstanding – basic and diluted	9,416,259	5,877,135

See notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(6,500)	$(6,518)
Adjustments for:
Depreciation and amortization	36	26
Change in fair value of warrant liabilities	2,027	—
Non-cash investment income (expense), net	25	15
Non-cash stock-based compensation	500	302
Non-cash issuance of common stock and warrants connected to license agreement	—	2,780
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	359	(802)
Other assets	—	(35)
Accounts payable	519	(840)
Accrued expenses and other liabilities	(1,081)	460
Net cash used in operating activities	(4,115)	(4,612)
Cash flows from investing activities:
Proceeds from sale of marketable securities	7,714	2,265
Purchases of property and equipment	(100)	(97)
Net cash provided by investing activities	7,614	2,168
Cash flows from financing activities:
Proceeds from exercise of stock options	2	—
Issuance costs paid in connection with the private investment in a public entity	(147)	—
Cash used in financing activities	(145)	—
Net increase (decrease) in cash and cash equivalents	3,354	(2,444)
Cash and cash equivalents, beginning of period	10,684	4,347
Cash and cash equivalents, end of period	$14,038	$1,903
Supplemental disclosures of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

See notes to consolidated financial statements.

Spring Bank Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Spring Bank Pharmaceuticals, Inc. (the “Company”) is a clinical-stage biopharmaceutical company engaged in the discovery and development of a novel class of therapeutics using a proprietary small molecule nucleic acid hybrid (“SMNH”) chemistry platform. The Company is developing its most advanced SMNH product, SB 9200, for the treatment of viral diseases. Since inception in 2002 and prior to its initial public offering (“IPO”) in May 2016, the Company built its technology platform and product candidate pipeline using a semi-virtual business model, supported by grants and direct funding from the United States National Institutes of Health (“NIH”) as well as through private financings. In September 2015, the Company formed a wholly owned subsidiary, Sperovie Biosciences, Inc. and in December 2016, the Company formed a wholly owned subsidiary, SBP Securities Corporation.

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

On May 11, 2016 the Company completed its IPO of 920,000 shares of common stock at a price to the public of $12.00 per share, resulting in net proceeds of approximately $10.2 million, after underwriting discounts and commissions, but before deducting offering-related expenses. In addition, on June 3, 2016, the Company issued and sold an additional 24,900 shares of common stock at the IPO price of $12.00 per share pursuant to the underwriter’s partial exercise of their option to purchase additional shares of common stock, resulting in net proceeds of approximately $275,000, after underwriting discounts and commissions, but before deducting offering-related expenses. In connection with the initial closing of the IPO, the Company received approximately $5.3 million in proceeds upon the exercise of previously issued warrants to purchase 641,743 shares of common stock of the Company.

The Company’s success is dependent upon its ability to successfully complete clinical development and obtain regulatory approval of its product candidates, successfully commercialize approved products, generate revenue, and, ultimately, attain profitable operations. The Company’s operations to date have been limited to financing and staffing the Company and the development of SB 9200, SB 11285 and the Company’s other product candidates.

Basis of Presentation and Liquidity

The accompanying consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”).

In connection with the Company’s IPO, the Company effected a 1-for-4 reverse stock split of its common stock on March 8, 2016. All share and per share amounts and the number of shares of common stock set forth in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

The accompanying interim financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016, and related interim information contained within the notes to the financial statements, are unaudited. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of March 31, 2017, results of operations for the three months ended March 31, 2017 and 2016, and its cash flows for the three months ended March 31, 2017 and 2016. These interim financial statements should be read in conjunction with the audited financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on February 14, 2017. The results for the three months ended March 31, 2017 are not necessarily indicative of the results expected for the full fiscal year or any interim period.

As of March 31, 2017, the Company had an accumulated deficit of $58.0 million and $21.1 million in cash, cash equivalents and marketable securities.

The Company expects to continue to incur significant and increasing losses for the foreseeable future. The Company anticipates that its expenses will increase significantly as it continues to develop SB 9200, SB 11285 and its other product candidates.  The Company does not have any committed external source of funds. As a result, the Company will need additional financing to support its continuing operations.  Adequate additional funds may not be available to the Company on acceptable terms, or at all. To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, stockholders ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect stockholder rights as a common stockholder. If the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, the Company may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Sperovie Biosciences, Inc. and SBP Securities Corporation. Sperovie Biosciences, Inc. had operations consisting mainly of legal fees associated with intellectual property activities as of March 31, 2017. SBP Securities Corporation had assets primarily related to investments in marketable securities and operations consisting of primarily interest income as of March 31, 2017. All intercompany balances and transactions have been eliminated in consolidation.

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

Included in cash and cash equivalents as of March 31, 2017 and December 31, 2016 are money market fund investments of $12,831,000 and $9,507,000 as of March 31, 2017 and December 31, 2016, respectively, which are reported at fair value (Note 5).

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

The Company had one source of revenue, grants from the NIH, during the quarter ended March 31, 2016, representing 100% of total revenue for such period. The Company did not have any sources of revenue for the quarter ended March 31, 2017.

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

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying value, an impairment loss is recorded for the difference between the carrying value and fair value of the asset. Through March 31, 2017, no such impairment has occurred.

Deferred Rent

The Company’s operating leases include rent escalation payment terms and other incentives received from landlords. Deferred rent represents the difference between actual operating lease payments due and straight-line rent expense over the term of the lease, which is recorded in accrued expenses and other current liabilities. The Company had deferred aggregate rent for its research and development facility in Milford, Massachusetts and its headquarters in Hopkinton, Massachusetts of $37,000 and $35,000 as of March 31, 2017 and December 31, 2016, respectively.

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

Financial Instruments

The Company’s financial instruments consist of cash equivalents, marketable securities, accounts payable and liability classified warrants. The carrying amounts of cash and cash equivalents and accounts payable approximate their fair value due to the short-term nature of those financial instruments. The fair value of the marketable securities and liability classified warrants are remeasured each reporting period as described in Note 5.

Fair Value Measurements

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a hierarchy of inputs used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described below:

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method and the as if-

converted method, for convertible securities, if inclusion of these instruments is dilutive. As of March 31, 2017 and December 31, 2016, both methods are equivalent. Common stock, preferred stock and warrant issuances are described further in Note 7.

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

The Company assesses its income tax positions and records tax benefits based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the consolidated financial statements. The Company classifies interest and penalties associated with such uncertain tax positions as a component of interest expense. As of March 31, 2017 and December 31, 2016, the Company has not identified any material uncertain tax positions.

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

Through March 31, 2017, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Segment Information

Operating segments are identified as components of an enterprise about which separate and discrete financial information is available for evaluation by the chief operating decision maker, the Company’s Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment and does not track expenses on a program-by-program basis.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) to require changes to several areas of employee share-based payment accounting in an effort to simplify share-based reporting. The update revises requirements in the following areas: minimum statutory withholding, accounting for income taxes, forfeitures, and intrinsic value accounting for private entities. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within each annual reporting period. The Company adopted this standard on January 1, 2017. The update revises requirements in the following areas:  minimum statutory withholding, accounting for income taxes, and forfeitures. Prior to adoption, the Company applied a 0% forfeiture rate to share-based compensation, resulting in no cumulative effect adjustment to the opening period. Upon adoption of ASU 2016-09, the Company’s accounting policy is to recognize forfeitures as they occur.

The update requires the Company to recognize the income tax effect of awards in the income statement when the awards vest or are settles. It also allows the Company to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering a liability. The income tax related items had no effect on the current period presentation and the Company maintains a full valuation allowance against its deferred tax assets.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), which amends the guidance for revenue recognition to replace numerous industry-specific requirements. ASC 606 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. ASC 606 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in ASC 606 are effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. In July 2015, the FASB approved the deferral of adoption by one year. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Until the Company expects material revenue to be recognized, the adoption of ASU 2014-09 is not expected to have an impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends ASC Subtopic 825-10, Financial Instruments - Overall, and includes updates on certain aspects of recognition, measurement, presentation and disclosure of financial instruments and applies to all entities that hold financial assets or owe financial liabilities. The new standard is effective for the Company for the annual period beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact that the adoption of the standards may have on its consolidated financial statements.

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

In September 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends ASC Topic 230, Statement of Cash Flows, and includes provisions intended to reduce diversity in practice and provides guidance on eight specific statements of cash flows classification issues. The new standard is effective for the Company for the annual period ending after December 15, 2017, and for annual and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact that the adoption of the standards may have on its consolidated financial statements.

2. NET LOSS PER SHARE

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share data):

	Three Months Ended March 31,
	2017	2016
Net loss	$(6,500)	$(6,518)
Weighted-average number of common shares-basic and diluted	9,416,259	5,877,135
Net loss per common share-basic and diluted	$(0.69)	$(1.11)

Diluted net loss per common share is the same as basic net loss per common share for all periods presented.

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact due to the losses reported:

	Three Months Ended March 31,
	2017	2016
Preferred stock	—	1,000,000
Common stock warrants	1,798,084	1,306,776
Stock options	966,300	608,137

Upon the closing of the Company’s IPO in May 2016, all of the Company’s 1,000,000 outstanding shares of preferred stock automatically converted into 250,000 shares of the Company’s common stock.

3. INVESTMENTS

Cash in excess of the Company’s immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The following table summarizes the Company’s investments, by category, as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
Investments - Current:	2017	2016
Debt securities - available for sale	$7,062	$14,046
Total	$7,062	$14,046

Investments - Noncurrent:
Debt securities - available for sale	$—	$752
Total	$—	$752

A summary of the Company’s available-for-sale classified investments consisted of the following (in thousands):

	At March 31, 2017
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Investments - Current:
Corporate bonds	$6,564	$—	$(4)	$6,560
United States treasury securities	502	—	—	502
Total	$7,066	$—	$(4)	$7,062

	At December 31, 2016
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Investments - Current:
Agency bonds	$452	$—	$—	$452
Commercial paper	2,947	—	—	2,947
Corporate bonds	8,499	—	(7)	8,492
United States treasury securities	2,155	—	—	2,155
Total	$14,053	$—	$(7)	$14,046

Investments - Noncurrent:
Corporate bonds	752	—	—	752
Total	$752	$—	$—	$752

The amortized cost and fair value of the Company’s available-for-sale investment, by contract maturity, as of March 31, 2017 consisted of the following (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$7,066	$7,062
Due after one year through two years	—	—
Total	$7,066	$7,062

4. PROPERTY AND EQUIPMENT, NET

Property and equipment as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Equipment	$664	$576
Furniture and fixtures	140	140
Leasehold improvements	145	133
Total property and equipment	949	849
Less: accumulated depreciation and amortization	(363)	(327)
Property and equipment, net	$586	$522

Depreciation and amortization expense for the three months ended March 31, 2017 and 2016 was $36,000 and $26,000, respectively.

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

A summary of the assets and liabilities that are measured at fair value as of March 31, 2017 and December 31, 2016 is as follows (in thousands):

		Fair Value Measurement at March 31, 2017
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$12,831	$12,831	$—	$—
Fixed income securities	7,062	—	7,062	—
Total	$19,893	$12,831	$7,062	$—

Liabilities:
Warrant liabilities	$8,360	$—	$—	$8,360
Total	$8,360	$—	$—	$8,360

		Fair Value Measurement at December 31, 2016
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$9,507	$9,507	$—	$—
Fixed income securities	14,798	—	14,798	—
Total	$24,305	$9,507	$14,798	$—

Liabilities:
Warrant liabilities	$6,333	$—	$—	$6,333
Total	$6,333	$—	$—	$6,333

(1)	Money market funds are included within cash and cash equivalents in the accompanying consolidated balance sheets recognized at fair value.

The following table reflects the change in the Company’s Level 3 liabilities for the period ended March 31, 2017 (in thousands):

November Private Placement Warrants
Balance at December 31, 2015	$—
Issuance of warrants	8,275
Change in fair value	(1,942)
Balance at December 31, 2016	6,333
Change in fair value	2,027
Balance at March 31, 2017	$8,360

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Clinical	$448	$738
Compensation and benefits	282	901
Accounting and legal	110	279
Other	54	64
Total accrued expenses	$894	$1,982

7. STOCKHOLDERS’ EQUITY

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

On May 11, 2016, the Company completed its IPO of 920,000 shares of common stock at a price to the public of $12.00 per share, resulting in gross proceeds of approximately $11.0 million, before deducting underwriting discounts and commissions and offering-related expenses. Upon the closing of the Company’s IPO, the Company filed an amended and restated certificate of incorporation, which authorized the Company to issue 200,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Upon the closing of the Company’s IPO, all outstanding shares of the Company’s preferred stock automatically converted into 250,000 shares of the Company’s common stock.

On June 3, 2016, the Company issued and sold an additional 24,900 shares of common stock at the Company’s IPO price of $12.00 per share, pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock, resulting in gross proceeds of approximately $0.3 million, before deducting underwriting discounts and commissions and offering-related expenses.

On November 18, 2016, the Company entered into a definitive agreement with respect to the November Private Placement of 1,644,737 shares of common stock and warrants to purchase 1,644,737 shares of common stock to a group of accredited investors. These investors paid $9.12 for each share of common stock and warrant to purchase one share of common stock. The warrants will be exercisable for cash beginning May 24, 2017, at an exercise price of $10.79 per share. The Company completed the November Private Placement on November 23, 2016, resulting in approximately $15.0 million in gross proceeds, before deducting placement agent fees and offering-related expenses.

Warrants

In connection with the amendment and restatement of a license agreement with BioHEP, the Company issued a warrant to purchase 125,000 shares of the Company’s common stock to BioHEP (the “BioHEP Warrant”), effective February 1, 2016. The Company evaluated the terms of the warrant and concluded that it should be equity-classified. The fair value of the warrant, $0.8 million, was estimated on the issuance date using a Black Scholes pricing model based on the following assumptions: an expected term of two and a half years, expected stock price volatility of 71%, a risk free rate of 1.01%, and a dividend yield of 0%. The fair value was expensed as research and development costs.

In connection with the Company’s IPO, the Company issued to Dawson James Securities, Inc., the sole book-running manager for the IPO, a warrant to purchase 27,600 share of common stock in May 2016 and a warrant to purchase 747 shares of common stock in June 2016 (together, the “Dawson James Warrants”). The Dawson James Warrants are exercisable for cash at an exercise price of $15.00 per share commencing on November 5, 2016. The Dawson James Warrants expire on May 5, 2021. The Company evaluated the terms of the Dawson James Warrants and concluded that they should be equity-classified. The fair value of the May 2016 Dawson James Warrants was estimated on the applicable issuance dates using a Black Scholes pricing model based on the following assumptions: an expected term of 4.99 years; expected stock price volatility of 87%; a risk free rate of 1.20%; and a dividend yield of 0%. The fair value of the June 2016 Dawson James Warrants was estimated on the applicable issuance dates using a Black Scholes pricing model based on the following assumptions: an expected term of 4.92 years; expected stock price volatility of 87%; a risk free rate of 1.23%; and a dividend yield of 0%. The fair value of the Dawson James Warrants was $0.2 million.

The Company received approximately $5.3 million in proceeds upon the exercise of warrants to purchase 641,743 shares of common stock of the Company, which were exercised in connection with the closing of the IPO. Upon the closing of the Company’s IPO, all of the outstanding warrants that were not exercised, except the BioHEP warrant and the Dawson James Warrants, terminated in accordance with their original terms.

In connection with the November Private Placement, the Company issued warrants to purchase 1,644,737 shares of common stock in November 2016 to a group of accredited investors. The warrants will be exercisable for cash beginning May 24, 2017 with a term of 5 years and at an exercise price of $10.79 per share. The Company evaluated the terms of the warrants and concluded that they should be liability-classified. In November 2016, the Company recorded the fair value of the warrants of approximately $8.3 million using a Black Scholes pricing model. The Company must recognize any change in the value of the warrant liability each reporting period in the statement of operations. As of December 31, 2016 and March 31, 2017, the fair value of the warrants was approximately $6.3 and $8.4 million, respectively. (Note 5)

A summary of the Black Scholes pricing model assumptions used to record the fair value of the warrants is as follows:

	March 31, 2017	December 31, 2016
Risk-free interest rate	1.9%	1.9%
Expected term (in years)	4.6	4.9
Expected volatility	76.9%	65.5%
Expected dividend yield	0%	0%

The following table summarizes the warrant activity for the year ended December 31, 2016 and for the three months ended March 31, 2017:

Warrants
Outstanding at December 31, 2015	1,181,776
Grants	1,798,084
Exercises	(641,743)
Expirations/cancellations	(540,033)
Outstanding at December 31, 2016	1,798,084
Grants	—
Exercises	—
Expirations/cancellations	—
Outstanding at March 31, 2017	1,798,084

2014 Stock Incentive Plan

In April 2014, the Company’s Board of Directors approved the 2014 Stock Incentive Plan (the “2014 Plan”). The Company’s 2014 Plan provides for the issuance of common stock, stock options and other stock-based awards to employees, officers, directors, consultants, and advisors. As of March 31, 2017, the Board had authorized 750,000 shares of common stock to be issued under the 2014 Plan. The Company’s 2015 Stock Incentive Plan (the “2015 Plan”) became effective immediately prior to the closing of the Company’s IPO on May 11, 2016. Upon the effectiveness of the 2015 Plan, 116,863 shares of common stock that remained available for grant under the 2014 Plan became available for grant under the 2015 Plan, and no further awards were available to be issued under the 2014 Plan.

2015 Stock Incentive Plan

The 2015 Plan provides for the issuance of common stock, stock options and other stock-based awards to employees, officers, directors, consultants and advisors of the Company. The number of shares reserved for issuance under the 2015 Plan is the sum of 750,000 shares of common stock, plus the number of shares equal to the sum of (i) 116,863 shares of common stock, which was the number of shares reserved for issuance under the 2014 Plan that remained available for grant under the 2014 Plan immediately prior to the closing of the Company’s IPO, and (ii) the number of shares of common stock subject to outstanding awards under the 2014 Plan that expire, terminate or are otherwise surrendered, cancelled or forfeited. The exercise price of stock options cannot be less than the fair value of the common stock on the date of grant. Stock options awarded under the 2015 Plan expire 10 years after the grant date, unless the Board sets a shorter term. As of March 31, 2017, the Company had 494,699 shares available for issuance under the 2015 Plan.

The following table summarizes the option activity for the three months ended March 31, 2017, under the 2014 Plan and the 2015 Plan (collectively the “Plans”):

	Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	610,481	$11.99	$—
Granted	128,334	10.41	—
Exercised	(10,247)	9.28	—
Cancelled	(24,253)	9.89	—
Outstanding at December 31, 2016	704,315	$11.82	—
Granted	264,500	7.69	—
Exercised	(234)	9.28	264
Cancelled	(2,281)	12.41	—
Options outstanding at March 31, 2017	966,300	$10.69	$319,980
Options exercisable at March 31, 2017	311,577	$11.50	$—

As of March 31, 2017, all options granted are expected to vest and the weighted-average remaining contractual life of all options is 8.9 years. The weighted-average fair value of all stock options granted for the three months ended March 31, 2017 was $5.27. There were no stock options granted during the three months ended March 31, 2016. Intrinsic value at March 31, 2017 is based on the closing price of the Company’s common stock of $8.90 per share.

Prior to the Company’s IPO on May 11, 2016, the Board determined the estimated fair value of the Company’s common stock on the date of grant based on a number of objective and subjective factors, including third party valuations. Since the IPO, the fair value of the Company’s common stock on the date of the grant is based on the closing price per share of the Common Stock on the NASDAQ Capital Market on the date of grant. The computation of expected volatility is based on the historical volatilities of peer companies. The peer companies include organizations that are in the same industry, with similar size and stage of growth. The Company estimates that the expected life of the options granted using the simplified method allowable under the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share Based Payments. The interest rate is based on the U.S. Treasury bill rates for U.S. treasury bills with terms commensurate with the expected term of the option grants on the grant date of the option. The Company accounts for stock option forfeitures when they occur.

There were no stock options granted prior to 2015. The assumptions we used to determine the fair value of stock options granted to employees and directors in 2017 and 2016 are as follows, presented on a weighted-average basis.

	Three Months Ended March 31,
	2017	2016
Risk-free interest rate	2.0%	1.5%
Expected term (in years)	6.0	6.0
Expected volatility	78.6%	87.0%
Expected dividend yield	0%	0%

The following table summarizes the stock-based compensation expense for the three months ended March 31, 2017 and 2016, under the Plans (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Stock-based compensation:
Research and development	$161	$88
General and administrative	339	214
Total Stock-based compensation	$500	$302

The fair value of stock options vested during the three months ended March 31, 2017 was $502,000. At March 31, 2017, there was $4,560,000 of unrecognized stock-based compensation expense relating to stock options granted pursuant to the Plans, which will be recognized over the weighted-average remaining vesting period of 2.8 years. Total unrecognized stock-based compensation expense may be adjusted for future changes in the estimated forfeiture rate.

Reserved Shares

As of March 31, 2017 and 2016, the Company has reserved the following shares of common stock for potential conversion of the exercise of warrants and outstanding options and issuance of shares available for grant under the 2015 Plan:

	March 31,
	2017	2016
Preferred Stock	—	250,000
2012 Convertible financing warrants	—	798,653
2013 Convertible financing warrants	—	238,804
2014 Financing warrants	—	144,319
2016 BioHEP warrants	125,000	125,000
2016 Dawson James warrants	28,347	—
November Private Placement warrants	1,644,737
2014 and 2015 Stock incentive plans	1,460,999	725,000
Total	3,259,083	2,281,776

8. COMMITMENTS AND CONTINGENCIES

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

Rent paid for the three months ended March 31, 2017 and 2016 was $56,000 and $21,000, respectively.

Future minimum commitments due under all leases at March 31, 2017 are as follows (in thousands):

Year
2017	$176
2018	174
2019	158
2020	164
Thereafter	70
Total minimum lease payments	$742

BioHEP Technologies Ltd. License Agreement

In January 2016, the Company entered into an amended and restated license agreement with BioHEP, which became effective on February 1, 2016.

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

During May 2015, the Company entered into a transition agreement with the Company’s former President and Chief Executive Officer. Under the transition agreement, he continued to serve as the Company’s president and chief executive officer for a transition period that ended on August 17, 2015. Following the transition period, the Company made 18 monthly payments totaling $464,000 and also provided benefits consistent with the coverage that was provided prior to the execution of the transition agreement. There was no remaining unpaid balance at March 31, 2017.

9. RELATED PARTY TRANSACTIONS

During the period ended March 31, 2016, the Company reimbursed BioHEP, a greater than five percent stockholder, $14,000 for legal expenses that BioHEP incurred in connection with entering into the amended and restated license agreement. The Company incurred no such payments during the period ended March 31, 2017.

10. SUBSEQUENT EVENTS

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

You should read the following discussion and analysis of financial condition and results of operations together with Part I Item 1“Financial Statements” and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of a novel class of therapeutics using our proprietary small molecule nucleic acid hybrid, or SMNH, chemistry platform. Our SMNH compounds are small segments of nucleic acids that we design to selectively target and modulate the activity of specific proteins implicated in various disease states. We are developing our most advanced SMNH product candidate, SB 9200, for the treatment of certain viral diseases. We have designed SB 9200 to selectively activate within infected cells the cellular proteins, retinoic acid-inducible gene 1 (RIG-I) and nucleotide-binding oligomerization domain-containing protein 2 (NOD2), to inhibit viral replication and to cause the induction of intracellular interferon signaling pathways for antiviral defense. We believe that SB 9200 may play an important role in antiviral therapy by modulating the body’s immune response through its mechanisms of action to fight viral infections. We are also developing other SMNH product candidates, including SB 11285, an immunotherapeutic agent for the treatment of selected cancers through the activation of the STimulator of INterferon Genes, or STING, pathway.

SB 9200

We are currently developing SB 9200 for the treatment of chronic hepatitis B virus, or HBV. In June 2016, we initiated our Phase 2a ACHIEVE clinical trial in non-cirrhotic patients infected with chronic HBV, in which patients first receive SB 9200 as a monotherapy for 12 weeks and then receive the oral antiviral agent Viread® (tenofovir disoproxil fumarate, which we refer to as Viread) as a monotherapy for 12 weeks. We expect to report top-line results from the first SB 9200 monotherapy dosing cohort of the Phase 2a clinical trial in the second quarter of 2017, and to report top-line monotherapy results for all patients treated with SB 9200 alone in the first half of 2018. Subject to the results of the Phase 2a clinical trial and obtaining additional funding, we expect to initiate a Phase 2b clinical trial in the second half of 2018 in patients with chronic HBV to explore the use of SB 9200 as a monotherapy and in combination with Viread. The Phase 2a clinical trial is being conducted under our clinical trial collaboration with Gilead Sciences, Inc., and the Phase 2b clinical trial will be conducted under the same collaboration.

We are also pursuing the development of the co-formulation of SB 9200 with Baraclude® (entecavir, which we refer to as Baraclude) and Viread as potential fixed-dose combination products for the treatment of patients with chronic HBV who may benefit from the combined use of SB 9200 as an immunomodulatory agent, and Baraclude or Viread, as the antiviral agent. We anticipate that the fixed-dose combination product could result in enhanced patient compliance and potentially allow for the delivery of lower doses of the individual compounds for equivalent efficacy and a more favorable safety profile. We have conducted early development work on the co-formulations and believe SB 9200 and Viread are compatible in the same formulation. We believe that the immunomodulatory activity provided by SB 9200 could be a key component of a future combinatorial treatment of patients infected with chronic HBV, which could increase the percentage of chronic HBV patients who achieve a functional cure.  We have also entered into collaborations and seek to enter into additional collaborations with third parties that are investigating and/or developing compounds for the treatment of chronic HBV with different pharmacological mechanisms of action than SB 9200. Pursuant to this strategy, we entered into an agreement with Arrowhead Pharmaceuticals, Inc., or Arrowhead, to collaborate on the study of the combined use of SB 9200 and Arrowhead’s small interfering ribonucleic acid, or siRNA, product pipeline for the treatment of chronic HBV. Under our collaboration with Arrowhead, we agreed first to study the co-administration of both agents in preclinical models, with the potential to be added to a clinical study.  We have also entered into an agreement with Arbutus Biopharma Corporation, or Arbutus, to collaborate on the preclinical study of the combined use of SB 9200 and Arbutus’s capsid assembly inhibitor and siRNA product candidates currently under development by Arbutus for the treatment of chronic HBV.

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

In our studies performed in in vitro cancer models, SB 11285 was shown to cause the induction of interferon and other cytokines and cell death, or apoptosis, of multiple tumor-derived cell lines.  We continue to conduct preclinical studies of SB 11285 in multiple in vivo cancer models.  In March 2017, we presented data from certain of these in vivo studies at the 2017 Keystone Symposia on Cancer Immunology and Immunotherapy. In the 4T1 breast cancer syngeneic mouse model, SB 11285 showed anti-tumor activity when administered by intraperitoneal route.  In the A20 lymphoma model, SB 11285 showed significant tumor growth inhibitory, or TGI, activity and tumor growth delay, or TGD, when used as a monotherapy and administered intratumorally. In the same A20 lymphoma model, when SB 11285 was used in combination with cyclophosphamide (Cytoxan®), additive TGI and TGD effects were also seen.

We intend to continue the development of SB 11285 as a potentially important addition to the current standard of care in the treatment of various cancers that could increase the treatment responses in patients.  In 2017, we intend to advance the SB 11285 program with preclinical, toxicology, and process development efforts and hope to achieve further preclinical proof-of-principle for SB 11285 in relevant oncology models.  Subject to the results of these preclinical studies, we hope to submit an investigational new drug application, or IND, for SB 11285 in mid-2018.

SB 11177 and SB 11179

We have identified other SMNH compounds that act as phosphodiesterase type 4, or PDE4, inhibitors, and that could act as potential anti-inflammatory agents. In preclinical studies, each of these compounds has demonstrated potential for anti-inflammatory activity. Because we believe that the development of safe and effective therapeutics is often determined by the structural characteristics of the therapeutic, we believe that an SMNH scaffold is the ideal framework for the development of therapeutics for certain inflammatory diseases.

Pipeline of Product Candidates

The following table summarizes the status of the development of our product candidates. We retain exclusive global commercial rights to all of our product candidates.

Product Candidate	Indication/ Therapeutic Area	Stage of Development	Anticipated Milestones

SB 9200	Chronic HBV	Phase 2	Top-line data on first monotherapy dosing cohort of Phase 2a clinical trial expected Q2 2017

	HBV/fixed dose combinations	Research	Establish preclinical proof-of-principle

	HBV/ collaborations for combination therapy	Research	Establish preclinical proof-of-principle

SB 11285	Immuno-oncology	Research	Advance to IND submission in mid-2018

SB 11177/11179	PDE4 inhibitors	Research	Establish preclinical proof-of-principle

Financial Operations Overview

To date, we have devoted substantially all of our resources to research and development efforts, including conducting clinical trials for our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We have not generated any revenue to date other than from grants from the National Institutes of Health, or NIH. We have incurred significant annual net operating losses in every year since our inception and expect to continue to incur significant expenses and net operating losses for the foreseeable future. Our net losses were $6.5 million and $17.7 million for the three months ended March 31, 2017 and the year ended December 31, 2016, respectively. As of March 31, 2017, we had an accumulated deficit of $58.0 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and increasing operating losses for the next several years.  We anticipate that our expenses will increase significantly as we continue to develop SB 9200, SB 11285 and our other product candidates.  See “—Liquidity and Capital Resources—Funding Requirements.” As a result, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies or product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve and sustain profitability, and we may never be able to do so.

As of March 31, 2017, we had $21.1 million in cash, cash equivalents and marketable securities. We expect that our cash, cash equivalents and marketable securities as of March 31, 2017 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2018. See “—Liquidity and Capital Resources.”

Grant revenue

Historically, we have generated revenue from grants from the NIH for the development of SB 9200. The NIH grants provided funding of $6.8 million between October 2003 and April 2016. As of March 31, 2017, no additional funding remains available to us under any grant for the development of any of our product candidates.

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

The successful development of our product candidates is highly uncertain. Accordingly, at this time, we cannot reasonably estimate the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of these product candidates. We are also unable to predict when, if ever, we will generate revenues from SB 9200 or any of our other current or potential product candidates. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainties of:

•	establishing an appropriate safety profile with IND-enabling toxicology studies;
•	successful enrollment in and completion of clinical trials;
•	receipt of marketing approvals from applicable regulatory authorities;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others; and
•	a continued acceptable safety profile of the products following approval.

A change in the outcome of any of these variables with respect to any of our product candidates would significantly change the costs and timing associated with the development of that product candidate.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase in the foreseeable future as we continue development of our product candidates. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support the expected growth in our research and development activities and the potential commercialization of our product candidates. We also expect to continue to incur significant expenses associated with being a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, and investor and public relations costs.

Other income (expense)

Other income (expense) consists of interest income earned on our cash, cash equivalents and marketable securities and the gain/loss on the change in the fair value of the warrant liabilities.

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

Warrant Issued in 2016 Licensing Agreement

In connection with entering into the amended and restated license agreement with BioHEP effective February 1, 2016, we issued to BioHEP a warrant to purchase 125,000 shares of our common stock at a purchase price of $16.00 per share. We evaluated the terms of the warrant and concluded that it should be equity-classified. The fair value of the warrant, $0.8 million, was estimated on the issuance date using a Black Scholes pricing model based on the following assumptions: an expected term of two and a half years, expected stock price volatility of 71%, a risk free rate of 1.01%, and a dividend yield of 0%. The fair value was expensed as research and development costs.

Warrants Issued in 2016 Private Placement

In connection with our private placement offering in November 2016, or the November private placement, we issued warrants to purchase 1,644,737 shares of common stock to a group of accredited investors. The warrants will be exercisable beginning May 24, 2017 at an exercise price of $10.79 per share. We evaluated the terms of the warrants and concluded that they should be liability-classified. We recognize any change in the value of the warrant liability each reporting period in the statement of operations. As of March 31, 2017, the fair value of the warrants was approximately $8.4 million, which is an increase of $2.0 million from the fair value of approximately $6.3 million as of December 31, 2016.

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

We estimate the fair value of each stock option grant using the Black-Scholes option-pricing model. Use of this model requires that we make assumptions as to the fair value of our common stock, the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. Because we lack company-specific historical and implied volatility information due in part to the limited time in which we have operated as a publicly traded company, we estimate our expected volatility based on the historical volatility of a group of publicly traded peer companies. We expect to continue to do so until such time as we have adequate historical data regarding the volatility of our traded stock price. We use the simplified method prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of options granted to employees and directors. We base the expected term of options granted to consultants and nonemployees on the contractual term of the options. We determine the risk-free interest rate by reference to the United States Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

There were no stock options granted prior to 2015. The assumptions we used to determine the fair value of stock options granted to employees and directors in three months ended March 31, 2017 and March 31, 2016 are as follows, presented on a weighted-average basis:

	Three Months Ended March 31,
	2017	2016
Risk-free interest rate	2.0%	1.5%
Expected term (in years)	6.0	6.0
Expected volatility	78.6%	87.0%
Expected dividend yield	0%	0%

These assumptions represented our best estimates, but the estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different. We recognize forfeitures as they occur and the compensation expense is reversed in the period that the forfeiture occurs.

In 2015, we began issuing stock options to employees, directors and consultants. During the periods ended March 31, 2017 and 2016, we issued common stock to consultants and advisors as compensation for services and recognized expense equal to the fair value of the shares issued. The following table summarizes the classification of our stock-based compensation expenses recognized in our consolidated statements of operations and comprehensive loss (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Research and development	$161	$88
General and administrative	339	214
	$500	$302

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

Subject to certain conditions, as an EGC, we intend to rely on certain exemptions afforded by the JOBS Act, including the exemption from: certain requirements related to the disclosure of executive compensation in our periodic reports and proxy statements, and the requirement that we hold a nonbinding advisory vote on executive compensation and any golden parachute payments; the requirement that the auditors provide an attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; and complying with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an EGC until the earliest of the last day of the fiscal year in which we have total annual gross revenues of approximately $1 billion or more; the last day of the fiscal year following the fifth anniversary of the date of the completion of the closing of an IPO; the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended March 31,		Increase
	2017	2016	(Decrease)
Grant revenue	$—	$280	$(280)
Operating expenses:
Research and development	2,527	5,589	(3,062)
General and administrative	1,987	1,226	761
Total operating expenses	4,514	6,815	(2,301)
Loss from operations	(4,514)	(6,535)	2,021
Other income (expense), net	41	17	24
Change in fair value of warrant liabilities	(2,027)	—	(2,027)
Net loss	$(6,500)	$(6,518)	$18

Grant revenue. There was no grant revenue for the three months ended March 31, 2017, compared to $0.3 million for the three months ended March 31, 2016. The decrease of $0.3 million was primarily due to the completion of our last NIH grant as of April 30, 2016. As of March 31, 2017, no additional funding remained available to us under any grant for the development of any of our product candidates.

Research and development expenses. Research and development expenses were $2.5 million for the three months ended March 31, 2017, compared to $5.6 million for the three months ended March 31, 2016. The decrease of $3.1 million was due primarily to $2.7 million non-cash charges primarily in connection with our amended and restated license agreement with BioHEP; a decrease of $0.5 million in spending on pre-clinical studies and clinical trial related activities for SB 9200; offset by an increase in additional salaries and benefits of $0.1 million associated with higher headcount in the three months ended March 31, 2017.

General and administrative expenses. General and administrative expenses were $2.0 million for the three months ended March 31, 2017, compared to $1.2 million for the three months ended March 31, 2016. This increase of $0.8 million was primarily due to an increase in non-cash charges for stock based compensation of $0.1 million, additional salaries and benefits of $0.4 million associated with higher headcount of non-research and development employees in the three months ended March 31, 2017 and $0.4 million for public company related expenses incurred during the three months ended March 31, 2017; offset by a decrease of $0.1 million for consulting related costs during the three months ended March 31, 2017.

Other income. Other income for the three months ended March 31, 2017 and 2016, is solely comprised of interest income. Interest income for three months ended March 31, 2017 and 2016 was $41,000 and $17,000, respectively, and was primarily related to the interest earned on marketable securities.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities for the three months ended March 31, 2017 was $2.0 million and was solely related to an increase in the fair value of the warrants from the November private placement. There were no warrant liabilities during the three months ended March 31, 2016.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through March 31, 2017, we financed our operations through proceeds received from private placements of convertible notes, common stock and/or warrants; the exercise of options and warrants; NIH grant funding; and our initial public offering, or IPO. As of March 31, 2017, we had cash, cash equivalents and marketable securities totaling $21.1 million and an accumulated deficit of $58.0 million.

On May 11, 2016, we completed our IPO of 920,000 shares of common stock at a price to the public of $12.00 per share, resulting in approximately $11.0 million of gross proceeds. On June 3, 2016, we issued and sold an additional 24,900 shares of common stock at the IPO price of $12.00 per share pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock, resulting in approximately $0.3 million of gross proceeds. Contemporaneous with the initial closing of our IPO, we also received approximately $5.3 million in proceeds upon the exercise of previously issued warrants to purchase 641,743 shares of our common stock.  Net proceeds from these issuances after deducting underwriting discounts and commissions and other offering-related expenses were $13.6 million.

On November 18, 2016, we entered into a definitive agreement with a group of accredited investors resulting in a private placement of 1,644,737 shares of our common stock and warrants to purchase 1,644,737 shares of common stock, which we refer to as the November private placement. These investors paid $9.12 for each share of common stock and warrant to purchase one share of common stock. The warrants will be exercisable beginning May 24, 2017 with a term of five years at an exercise price of $10.79. We completed the November private placement on November 23, 2016, resulting in approximately $15.0 million in gross proceeds. Net proceeds from this issuance after deducting placement agent fees and other offering-related expenses were $13.7 million.

Cash Flows

The following table summarizes sources and uses of cash for each of the periods presented (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(4,115)	$(4,612)
Net cash provided by investing activities	7,614	2,168
Net cash used in financing activities	(145)	—
Net increase (decrease) in cash and cash equivalents	$3,354	$(2,444)

Net cash used in operating activities. The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $4.1 million and $4.6 million during the three months ended March 31, 2017 and 2016, respectively. The decrease of $0.5 million in cash used in operating activities during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016  was primarily due to a decrease in prepaid expenses, other current assets and accounts payable of $2.6 million; offset by an increase in accrued expenses and other liabilities of $1.5 million. In addition, there was an overall net decrease due to non-cash charges of $0.6 million.

Net cash provided by investing activities. Net cash provided by investing activities was $7.6 million for the three months ended March 31, 2017 compared to $2.2 million for the three months ended March 31, 2016. The cash provided by investing activities of $7.6 million in the three months ended March 31, 2017 was primarily the result of $7.7 million in proceeds from the sale of marketable securities, offset by $100,000 to purchase property and equipment. The cash provided by investing activities of $2.2 million for the three months ended March 31, 2016 was mainly due to the proceeds from the sale of marketable securities of $2.3 million, offset by $97,000 to purchase property and equipment.

Net cash provided by financing activities. Net cash used in financing activities was $0.1 million during the three months ended March 31, 2017. The cash used in financing activities was primarily the result of $0.1 million for offering expenses related to the November private placement.

Funding Requirements

We expect to continue to incur significant and increasing losses for the foreseeable future. We anticipate these losses to increase as our expenses increase, and we expect that our expenses will increase if and as we:

•	continue to develop and conduct clinical trials of SB 9200, including the ongoing Phase 2a clinical trial of SB 9200 for chronic HBV that we initiated in the second quarter of 2016;
•	continue preclinical development of SB 11285 and our other product candidates and initiate clinical trials of SB 11285 and our other product candidates, if supported by the preclinical data;
•	initiate and continue research and preclinical and clinical development efforts for our other product candidates;
•	seek to identify and develop additional product candidates;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various products for which we may obtain marketing approval, if any;
•	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;
•	maintain, expand and protect our intellectual property portfolio;
•	hire and retain additional personnel, including clinical, quality control and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and
•	add equipment and physical infrastructure to support our research and development programs.

We expect that our existing cash, cash equivalents and marketable securities as of March 31, 2017 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2018. However, we cannot guarantee that our existing cash, cash equivalents and marketable securities will be sufficient to fund additional development of SB 9200 beyond our Phase 2a clinical trial in patients with chronic HBV that we initiated in June 2016. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of SB 9200, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements both near and long-term, will depend on many factors, including, but not limited to:

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

Adequate additional funds may not be available to us on acceptable terms, or at all. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Additional debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interests of our stockholders.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at March 31, 2017, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating lease commitments (1)	$742	$235	$478	$29	$—
Total	$742	$235	$478	$29	$—

(1)

In April 2015, we entered into an amendment to extend the term of the lease for our research and development facility in Milford, Massachusetts through March 31, 2018. On March 24, 2016, we entered into a new operating lease for our headquarters in Hopkinton, Massachusetts with a lease term through May 31, 2021. The amounts in the table reflect amounts due under both leases.

In addition to the amounts shown in the above table, we have contractual obligations pursuant to our amended and restated license agreement with BioHEP. Under this agreement, we have agreed to pay up to $3.5 million in development and regulatory milestone payments to BioHEP for each distinct viral indication for which we develop licensed product(s). BioHEP is also eligible to receive tiered royalties in the low-to-mid single-digits on net product sales of licensed products by us and our affiliates and sub licensees, and a specified share of non-royalty sublicensing revenues we and our affiliates receive from sub licensees, which share of sublicensing revenues is capped at a maximum aggregate of $2.0 million under all such sublicenses. Milestone and royalty payments associated with our amended and restated license agreement with BioHEP have not been included in the above table of contractual obligations as we cannot reasonably estimate if or when they will occur.

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

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) to require changes to several areas of employee share-based payment accounting in an effort to simplify share-based reporting. The update revises requirements in the following areas: minimum statutory withholding, accounting for income taxes, forfeitures, and intrinsic value accounting for private entities. ASU 2016-09 is effective for our annual reporting periods beginning after December 15, 2016, including interim reporting periods within each annual reporting period. We adopted this standard on January 1, 2017. The update revises our requirements in the following areas:  minimum statutory withholding, accounting for income taxes, and forfeitures. Prior to adoption, we applied a 0% forfeiture rate to share-based compensation, resulting in no cumulative effect adjustment to the opening period. Upon adoption of ASU 2016-09, our accounting policy is to recognize forfeitures as they occur.

The update requires us to recognize the income tax effect of awards in the income statement when the awards vest or are settles. It also allows us to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering a liability. The income tax related items had no effect on the current period presentation and we maintain a full valuation allowance against our deferred tax assets.

In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606, which amends the guidance for revenue recognition to replace numerous industry-specific requirements. ASC 606 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. ASC 606 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in ASC 606 are effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. In July 2015, FASB approved the deferral of adoption by one year. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Until we expect material revenue to be recognized, the adoption of ASU 2014-09 is not expected to have an impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends Accounting Standards Codification, or ASC, Subtopic 825-10, Financial Instruments - Overall, and includes updates on certain aspects of recognition, measurement, presentation and disclosure of financial instruments and applies to all entities that hold financial assets or owe financial liabilities. The new standard is effective for our annual period beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact that the adoption of the standards may have on our consolidated financial statements.

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

In September 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends ASC Topic 230, Statement of Cash Flows, and includes provisions intended to reduce diversity in practice and provides guidance on eight specific statements of cash flows classification issues. The new standard is effective for our annual period ending after December 15, 2017, and for annual and interim periods thereafter, with early adoption permitted. We are currently evaluating the impact that the adoption of the standards may have on our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. Our cash, cash equivalents and marketable securities of $21.1 million as of March 31, 2017, consisted of cash, money market accounts and short-term marketable debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not be expected to have a material impact on the fair market value of our investment portfolio or on our financial condition or results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2017, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any material litigation.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 6.	Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spring Bank Pharmaceuticals, Inc.

Date: April 28, 2017	By:	/s/ Jonathan Freve
Jonathan Freve
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description

10.1	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (001-37718), filed on February 14, 2017).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document