Form 10-Q
period 2017-06-30
Spring Bank Pharmaceuticals, Inc.
filed 2017-07-31
CIK 1566373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 31, 2017, the registrant had 12,697,038 shares of common stock, $0.0001 par value per share, outstanding.

Spring Bank Pharmaceuticals, Inc.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, projected costs, prospects, plans and objectives of management, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “design,” “expect,” “seek,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions.

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

•We are very early in our development efforts and our product candidates may not be successful in later stage clinical trials.  Results obtained in our preclinical studies and clinical trials are not necessarily indicative of results to be obtained in future clinical trials.  As a result, our product candidates may never be approved as marketable therapeutics.

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

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. You should also read carefully the factors described in the section “Risk Factors” of this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our subsequent Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, press releases, and our website. Any forward-looking statements that we make in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2017	2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$51,443	$10,684
Marketable securities	4,936	14,046
Prepaid expenses and other current assets	884	840
Total current assets	57,263	25,570
Marketable securities, long-term	—	752
Property and equipment, net	550	522
Other assets	35	35
Total	$57,848	$26,879
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,802	$1,519
Accrued expenses and other current liabilities	1,742	1,982
Total current liabilities	3,544	3,501
Warrant liabilities	12,027	6,333
Other long-term liabilities	33	27
Total liabilities	15,604	9,861
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 10,000,000 shares at June 30, 2017 and December 31, 2016; no shares issued or outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value—authorized, 200,000,000 shares at June 30, 2017 and December 31, 2016; 12,695,457 and 9,416,238 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1	1
Additional paid-in capital	109,170	68,559
Accumulated deficit	(66,924)	(51,535)
Other comprehensive loss	(3)	(7)
Total stockholders’ equity	42,244	17,018
Total	$57,848	$26,879

See accompanying notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Grant revenue	$—	$72	$—	$352
Operating expenses:
Research and development	3,404	2,936	5,931	8,525
General and administrative	1,856	1,458	3,843	2,684
Total operating expenses	5,260	4,394	9,774	11,209
Loss from operations	(5,260)	(4,322)	(9,774)	(10,857)
Other income (expense):
Interest income	38	21	79	38
Change in fair value of warrant liabilities	(3,667)	—	(5,694)	—
Net loss	(8,889)	(4,301)	(15,389)	(10,819)
Unrealized loss on marketable securities	—	4	3	21
Comprehensive loss	$(8,889)	$(4,297)	$(15,386)	$(10,798)
Net loss per common share – basic and diluted	$(0.93)	$(0.62)	$(1.63)	$(1.69)
Weighted-average number of shares outstanding – basic and diluted	9,517,086	6,923,941	9,466,951	6,400,538

See accompanying notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(15,389)	$(10,819)
Adjustments for:
Depreciation and amortization	76	57
Change in fair value of warrant liabilities	5,694	—
Non-cash investment income	50	21
Non-cash stock-based compensation	973	637
Non-cash issuance of common stock and warrants connected to license agreement	—	2,780
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(44)	(691)
Other assets	—	(35)
Accounts payable	432	(564)
Accrued expenses and other liabilities	(562)	(282)
Net cash used in operating activities	(8,770)	(8,896)
Cash flows from investing activities:
Purchases of marketable securities	(1,897)	(3,281)
Proceeds from sale of marketable securities	11,713	3,516
Purchases of property and equipment	(104)	(153)
Net cash provided by investing activities	9,712	82
Cash flows from financing activities:
Proceeds from issuance of common stock	42,500	11,339
Payment of finance costs related to issuance of common stock	(2,590)	(888)
Proceeds from exercise of warrants	—	5,342
Proceeds from exercise of stock options	92	—
Issuance costs paid in connection with the private investment in a public entity	(185)	—
Cash provided by financing activities	39,817	15,793
Net increase in cash and cash equivalents	40,759	6,979
Cash and cash equivalents, beginning of period	10,684	4,347
Cash and cash equivalents, end of period	$51,443	$11,326
Supplemental disclosures of cash flow information:
Cash paid for taxes	$1	$1
Cash paid for interest	$—	$—
Supplemental disclosures of noncash financing activities:
Issuance of common stock warrants in connection with initial public offering	$—	$218
Financing costs related to the issuance of common stock included in accounts payable	$445	$1,239

See accompanying notes to consolidated financial statements.

Spring Bank Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Spring Bank Pharmaceuticals, Inc. (the “Company”) is a clinical-stage biopharmaceutical company engaged in the discovery and development of a novel class of therapeutics using a proprietary small molecule nucleic acid hybrid (“SMNH”) chemistry platform. The Company is developing its most advanced SMNH product candidate, SB 9200, for the treatment of viral diseases. Since inception in 2002 and prior to its initial public offering (“IPO”) in May 2016, the Company built its technology platform and product candidate pipeline using a semi-virtual business model, supported by grants and direct funding from the United States National Institutes of Health (“NIH”) as well as through private financings. In September 2015, the Company formed a wholly owned subsidiary, Sperovie Biosciences, Inc. and in December 2016, the Company formed a wholly owned subsidiary, SBP Securities Corporation.

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

Prior to and in connection with the Company completing its IPO in May 2016, the Company effected a 1-for-4 reverse stock split of its common stock on March 8, 2016. All share and per share amounts and the number of shares of common stock set forth in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

The accompanying interim financial statements as of June 30, 2017 and for the six months ended June 30, 2017 and 2016, and related interim information contained within the notes to the financial statements, are unaudited. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of June 30, 2017, results of operations for the six months ended June 30, 2017 and 2016, and its cash flows for the six months ended June 30, 2017 and 2016. These interim financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on February 14, 2017. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results expected for the full fiscal year or any interim period.

As of June 30, 2017, the Company had an accumulated deficit of $66.9 million and $56.4 million in cash, cash equivalents and marketable securities.

The Company expects to continue to incur significant and increasing losses for the foreseeable future. The Company anticipates that its expenses will increase significantly as it continues to develop SB 9200, SB 11285 and its other product candidates.  The Company does not have any committed external source of funds. As a result, the Company will need additional financing to support its continuing operations.  Adequate additional funds may not be available to the Company on acceptable terms, or at all. To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect common stockholder rights. If the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, the Company may have to relinquish valuable rights to its technologies, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Sperovie Biosciences, Inc. and SBP Securities Corporation. Sperovie Biosciences, Inc. had operations consisting mainly of legal fees associated with intellectual property activities as of June 30, 2017. SBP Securities Corporation had assets primarily related to investments in marketable securities and operations consisting primarily of interest income as of June 30, 2017. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates relied upon in preparing the accompanying financial statements related to the fair value of common stock and warrant liabilities, accounting for stock-based compensation, income taxes, useful lives of long-lived assets, and accounting for certain accruals. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates.

Cash and Cash Equivalents

Cash equivalents are stated at fair value and include short-term, highly liquid investments with remaining maturities of 90 days or less at the date of purchase.

Included in cash and cash equivalents as of June 30, 2017 and December 31, 2016 are money market fund investments of $50,248,000 and $9,507,000 as of June 30, 2017 and December 31, 2016, respectively, which are reported at fair value (Note 5).

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

The Company had one source of revenue, grants from the NIH, during the three and six months ended June 30, 2016, representing 100% of total revenue for such periods. The Company did not have any sources of revenue for the three and six months ended June 30, 2017.

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

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying value, an impairment loss is recorded for the difference between the carrying value and fair value of the asset. Through June 30, 2017, no such impairment has occurred.

Deferred Rent

The Company’s operating leases include rent escalation payment terms and other incentives received from landlords. Deferred rent represents the difference between actual operating lease payments due and straight-line rent expense over the term of the lease, which is recorded in accrued expenses and other current liabilities. The Company had deferred aggregate rent for its research and development facility in Milford, Massachusetts and its headquarters in Hopkinton, Massachusetts of $36,000 and $35,000 as of June 30, 2017 and December 31, 2016, respectively.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery has occurred or services have been rendered and collection of the related receivable is reasonably assured. Generally, these criteria were met and revenue from grants from the NIH, which subsidized certain of the Company’s research projects, as efforts were expended and as eligible project costs were incurred.

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

Warrants

The Company reviews the terms of all warrants issued and classifies the warrants as a component of permanent equity if they are freestanding financial instruments that are legally detachable and separately exercisable, contingently exercisable, do not embody an obligation for the Company to repurchase its own shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the warrants must require physical settlement and may not provide any guarantee of value or return. Warrants that meet these criteria are initially recorded at their grant date fair value and are not subsequently remeasured. Warrants that do not meet this criteria are classified as liabilities and remeasured to their fair value at each reporting period.

Stock-Based Compensation

The Company accounts for all stock-based payment awards granted to employees and nonemployees using a fair value method. The Company’s stock-based payments include stock options and grants of common stock, including common stock subject to vesting. The measurement date for employee awards is the date of grant, and stock-based compensation costs are recognized as expense over the employees’ requisite service period, which is generally the vesting period, on a straight-line basis. The measurement date for nonemployee awards is the date the services are completed, resulting in periodic adjustments to stock-based compensation during the vesting period for changes in the fair value of the awards. Stock-based compensation costs for nonemployees are recognized as expense over the vesting period on a straight-line basis. Stock-based compensation expense is classified in the accompanying consolidated statements of operations and comprehensive loss based on the department to which the related services are provided.

Financial Instruments

The Company’s financial instruments consist of cash equivalents, marketable securities, accounts payable and liability classified warrants. The carrying amounts of cash and cash equivalents and accounts payable approximate their fair value due to the short-term nature of those financial instruments. The fair value of the marketable securities and liability classified warrants are remeasured to fair value each reporting period as described in Note 5.

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

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company’s assets and liabilities measured at fair value on a recurring basis include cash equivalents, marketable securities and warrant liabilities.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method and the as if-converted method, for convertible securities, if inclusion of these instruments is dilutive. As of June 30, 2017 and December 31, 2016, both methods are equivalent. Common stock, preferred stock and warrant issuances are described further in Note 7.

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

The Company assesses its income tax positions and records tax benefits based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the consolidated financial statements. The Company classifies interest and penalties associated with such uncertain tax positions as a component of interest expense. As of June 30, 2017 and December 31, 2016, the Company has not identified any material uncertain tax positions.

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

Through June 30, 2017, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) to require changes to several areas of employee stock-based compensation payment accounting in an effort to simplify stock-based compensation reporting. The update revises requirements in the following areas: minimum statutory withholding, accounting for income taxes, forfeitures, and intrinsic value accounting for private entities. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within each annual reporting period. The Company adopted this standard on January 1, 2017. The update revises requirements in the following areas:  minimum statutory withholding, accounting for income taxes, and forfeitures. Prior to adoption, the Company applied a 0% forfeiture rate to stock-based compensation, resulting in no cumulative effect adjustment to the opening period. Upon adoption of ASU 2016-09, the Company’s accounting policy is to recognize forfeitures as they occur.

The update requires the Company to recognize the income tax effect of awards in the income statement when the awards vest or are settled. It also allows the Company to repurchase more of an employee’s shares than it could prior to the update for tax withholding purposes without triggering a liability. The income tax related items had no effect on the current period presentation and the Company maintains a full valuation allowance against its deferred tax assets.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, and includes provisions intended to clarify how entities present restricted cash and restricted cash equivalents in the statement of cash flows. Companies must show the change in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The new standard is applied retrospectively and is effective for our annual periods beginning after December 15, 2017, and for interim periods within those annual periods. The Company is currently evaluating the impact that the adoption of the standards may have on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II simply replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within Accounting Standards Codification (ASC) Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. This ASU is effective for public companies for the annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of the standard may have on its consolidated financial statements.

2. NET LOSS PER SHARE

The following table summarizes the computation of basic and diluted net loss per share of the Company for such periods (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(8,889)	$(4,301)	$(15,389)	$(10,819)
Weighted-average number of common shares-basic and diluted	9,517,086	6,923,941	9,466,951	6,400,538
Net loss per common share-basic and diluted	$(0.93)	$(0.62)	$(1.63)	$(1.69)

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

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact due to the losses reported:

	For the Three and Six Months Ended June 30,
	2017	2016
Common stock warrants	1,798,084	153,347
Stock options	977,565	693,815

3. INVESTMENTS

Cash in excess of the Company’s immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The following table summarizes the Company’s investments, by category, as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30,	December 31,
Investments - Current:	2017	2016
Debt securities - available for sale	$4,936	$14,046
Total	$4,936	$14,046

Investments - Noncurrent:
Debt securities - available for sale	$—	$752
Total	$—	$752

A summary of the Company’s available-for-sale classified investments consisted of the following (in thousands):

	At June 30, 2017
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Investments - Current:
Commercial paper	$500	$—	$—	$500
Corporate bonds	4,439	—	(3)	4,436
Total	$4,939	$—	$(3)	$4,936

	At December 31, 2016
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Investments - Current:
Agency bonds	$452	$—	$—	$452
Commercial paper	2,947	—	—	2,947
Corporate bonds	8,499	—	(7)	8,492
United States treasury securities	2,155	—	—	2,155
Total	$14,053	$—	$(7)	$14,046

Investments - Noncurrent:
Corporate bonds	752	—	—	752
Total	$752	$—	$—	$752

The amortized cost and fair value of the Company’s available-for-sale investments, by contract maturity, as of June 30, 2017 consisted of the following (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$4,939	$4,936
Due after one year through two years	—	—
Total	$4,939	$4,936

4. PROPERTY AND EQUIPMENT, NET

Property and equipment as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Equipment	$664	$576
Furniture and fixtures	144	140
Leasehold improvements	145	133
Total property and equipment	953	849
Less: accumulated depreciation and amortization	(403)	(327)
Property and equipment, net	$550	$522

Depreciation and amortization expense for the three and six months ended June 30, 2017 was $40,000 and $76,000, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2016 was $31,000 and $57,000, respectively.

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

A summary of the assets and liabilities that are measured at fair value as of June 30, 2017 and December 31, 2016 is as follows (in thousands):

		Fair Value Measurement at June 30, 2017
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$50,248	$50,248	$—	$—
Fixed income securities	4,936	—	4,936	—
Total	$55,184	$50,248	$4,936	$—

Liabilities:
Warrant liabilities	$12,027	$—	$—	$12,027
Total	$12,027	$—	$—	$12,027

		Fair Value Measurement at December 31, 2016
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$9,507	$9,507	$—	$—
Fixed income securities	14,798	—	14,798	—
Total	$24,305	$9,507	$14,798	$—

Liabilities:
Warrant liabilities	$6,333	$—	$—	$6,333
Total	$6,333	$—	$—	$6,333

(1)	Money market funds are included within cash and cash equivalents in the accompanying consolidated balance sheets recognized at fair value.

The following table reflects the change in the Company’s Level 3 liabilities, which consists of the warrants issued in a private placement in November 2016 (see Note 7), for the period ended June 30, 2017 (in thousands):

November Private Placement Warrants
Balance at December 31, 2015	$—
Issuance of warrants	8,275
Change in fair value	(1,942)
Balance at December 31, 2016	6,333
Change in fair value	5,694
Balance at June 30, 2017	$12,027

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Clinical	$690	$738
Compensation and benefits	537	901
Accounting and legal	393	279
Other	122	64
Total accrued expenses	$1,742	$1,982

7. STOCKHOLDERS’ EQUITY

Common and Preferred Stock

Effective February 1, 2016, the Company amended and restated its license agreement with BioHEP Technologies Ltd. (“BioHEP”). In connection with the amendment and restatement, the Company issued 125,000 shares of its common stock to BioHEP and granted to BioHEP a warrant to purchase an additional 125,000 shares of its common stock at an exercise price of $16.00 per share, which warrant will expire on August 1, 2018. The fair value of the common stock as of the date of issuance, $2.0 million, was expensed as research and development costs.

In May 2016, the Company issued and sold in its IPO an aggregate of 944,900 shares of its common stock at $12.00 per share, which included 24,900 shares that represented the exercise of an option to purchase additional shares granted to the underwriters in connection with the IPO.  The offering resulted in $8.2 million of net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. Upon the closing of the Company’s IPO, the Company filed an amended and restated certificate of incorporation, which authorized the Company to issue 200,000,000 shares of common stock and 10,000,000 shares of preferred stock. In connection with the closing of the IPO, the Company received approximately $5.3 million in proceeds upon the exercise of previously issued warrants to purchase 641,743 shares of common stock of the Company.

Upon the closing of the Company’s IPO, all outstanding shares of the Company’s preferred stock automatically converted into 250,000 shares of the Company’s common stock.

In November 2016, the Company entered into a definitive agreement with respect to the private placement of 1,644,737 shares of common stock and warrants to purchase 1,644,737 shares of common stock (the “November Private Placement Warrants”) to a group of accredited investors (the “November Private Placement”). These investors paid $9.12 for each share of common stock and warrant to purchase one share of common stock. The November Private Placement Warrants are exercisable at an exercise price of $10.79 per share and expire on November 23, 2021. The Company completed the November Private Placement on November 23, 2016, resulting in $13.7 million in net proceeds to the Company, after deducting placement agent fees and other offering expenses payable by the Company.

In June 2017, the Company issued and sold in an underwritten public offering an aggregate of 3,269,219 shares of its common stock at $13.00 per share, which included 384,604 shares pursuant to the exercise of an option to purchase additional shares granted to the underwriters in connection with the offering. The offering resulted in $39.6 million of net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

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

In connection with the Company’s IPO, the Company issued to the sole book-running manager for the IPO a warrant to purchase 27,600 shares of common stock in May 2016 and a warrant to purchase 747 shares of common stock in June 2016 (together, the “IPO Warrants”). The IPO Warrants are exercisable at an exercise price of $15.00 per share and expire on May 5, 2021. The Company evaluated the terms of the IPO Warrants and concluded that they should be equity-classified. The fair value of the May 2016 IPO Warrants was estimated on the applicable issuance dates using a Black Scholes pricing model based on the following assumptions: an expected term of 4.99 years; expected stock price volatility of 87%; a risk free rate of 1.20%; and a dividend yield of 0%. The fair value of the June 2016 IPO Warrants was estimated on the applicable issuance dates using a Black Scholes pricing model based on the following assumptions: an expected term of 4.92 years; expected stock price volatility of 87%; a risk free rate of 1.23%; and a dividend yield of 0%. The aggregate fair value of the IPO Warrants was $0.2 million.

The Company received approximately $5.3 million in proceeds upon the exercise of warrants to purchase 641,743 shares of its common stock of the Company, which were exercised in connection with the closing of the IPO. Upon the closing of the Company’s IPO, all of the outstanding warrants that were not exercised, except the BioHEP warrant and the IPO Warrants, terminated in accordance with their original terms.

In connection with the November Private Placement, the Company issued the November Private Placement Warrants to purchase 1,644,737 shares of common stock in November 2016 to a group of accredited investors. The November Private Placement Warrants are exercisable at an exercise price of $10.79 per share and expire on November 23, 2021. The Company evaluated the terms of these warrants and concluded that they are liability-classified. In November 2016, the Company recorded the fair value of these warrants of approximately $8.3 million using a Black Scholes pricing model. The Company must recognize any change in the value of the warrant liability each reporting period in the statement of operations. As of December 31, 2016 and June 30, 2017, the fair value of the November Private Placement Warrants was approximately $6.3 and $12.0 million, respectively (see Note 5).

A summary of the Black Scholes pricing model assumptions used to record the fair value of the warrants is as follows:

	June 30, 2017	December 31, 2016
Risk-free interest rate	1.9%	1.9%
Expected term (in years)	4.4	4.9
Expected volatility	58.0%	65.5%
Expected dividend yield	0%	0%

The following table summarizes the warrant activity for the year ended December 31, 2016 and for the six months ended June 30, 2017:

Warrants
Outstanding at December 31, 2015	1,181,776
Grants	1,798,084
Exercises	(641,743)
Expirations/cancellations	(540,033)
Outstanding at December 31, 2016	1,798,084
Grants	—
Exercises	—
Expirations/cancellations	—
Outstanding at June 30, 2017	1,798,084

2014 Stock Incentive Plan

In April 2014, the Company’s Board of Directors approved the 2014 Stock Incentive Plan (the “2014 Plan”). The Company’s 2014 Plan provides for the issuance of common stock, stock options and other stock-based awards to employees, officers, directors, consultants, and advisors. As of June 30, 2017, the Board had authorized 750,000 shares of common stock to be issued under the 2014 Plan. The Company’s 2015 Stock Incentive Plan (the “2015 Plan”) became effective immediately prior to the closing of the Company’s IPO on May 11, 2016. Upon the effectiveness of the 2015 Plan, 116,863 shares of common stock that remained available for grant under the 2014 Plan became available for grant under the 2015 Plan, and no further awards were available to be issued under the 2014 Plan.

2015 Stock Incentive Plan

The 2015 Plan provides for the issuance of common stock, stock options and other stock-based awards to employees, officers, directors, consultants and advisors of the Company. The number of shares reserved for issuance under the 2015 Plan is the sum of 750,000 shares of common stock, plus the number of shares equal to the sum of (i) 116,863 shares of common stock, which was the number of shares reserved for issuance under the 2014 Plan that remained available for grant under the 2014 Plan immediately prior to the closing of the Company’s IPO, and (ii) the number of shares of common stock subject to outstanding awards under the 2014 Plan that expire, terminate or are otherwise surrendered, cancelled or forfeited. The exercise price of stock options cannot be less than the fair value of the common stock on the date of grant. Stock options awarded under the 2015 Plan expire 10 years after the grant date, unless the Board sets a shorter term. As of June 30, 2017, the Company had 473,668 shares available for issuance under the 2015 Plan.

The following table summarizes the option activity for the six months ended June 30, 2017, under the 2014 Plan and the 2015 Plan (collectively the “Plans”):

	Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	610,481	$11.99	$—
Granted	128,334	10.41	—
Exercised	(10,247)	9.28	29,550
Cancelled	(24,253)	9.89	—
Outstanding at December 31, 2016	704,315	$11.82	—
Granted	286,500	8.20	—
Exercised	(10,000)	9.28	11,228
Cancelled	(3,250)	12.44	—
Options outstanding at June 30, 2017	977,565	$10.78	$2,713,416
Options exercisable at June 30, 2017	343,266	$11.60	$665,702

As of June 30, 2017, all options granted are expected to vest and the weighted-average remaining contractual life of all options is 8.7 years. The weighted-average fair value of all stock options granted for the six months ended June 30, 2017 was $5.67.  Intrinsic value at June 30, 2017 is based on the closing price of the Company’s common stock of $13.54 per share.

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

	Six Months Ended June 30,
	2017	2016
Risk-free interest rate	2.0%	1.5%
Expected term (in years)	6.0	6.0
Expected volatility	79.8%	77.6%
Expected dividend yield	0%	0%

The following table summarizes the stock-based compensation expense for the three and six months ended June 30, 2017 and 2016, under the Plans (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Stock-based compensation:
Research and development	$120	$94	$281	$182
General and administrative	353	241	692	455
Total Stock-based compensation	$473	$335	$973	$637

The fair value of stock options vested during the six months ended June 30, 2017 was $867,000. At June 30, 2017, there was $4,355,000 of unrecognized stock-based compensation expense relating to stock options granted pursuant to the Plans, which will be recognized over the weighted-average remaining vesting period of 2.5 years.

Reserved Shares

As of June 30, 2017 and 2016, the Company has reserved the following shares of common stock for potential conversion of the exercise of warrants and outstanding options and issuance of shares available for grant under the 2015 Plan:

	June 30,
	2017	2016
2016 BioHEP warrants	125,000	125,000
2016 IPO warrants	28,347	28,347
November Private Placement warrants	1,644,737	—
2014 and 2015 Stock incentive plans	1,451,233	1,475,000
Total	3,249,317	1,628,347

8. COMMITMENTS AND CONTINGENCIES

Leases

In April 2015, the Company entered into an amendment to the lease for its research and development facility in Milford, Massachusetts to extend the term of the lease through March 31, 2018 and expand the leased laboratory space.

In March 2016, the Company entered into a new operating lease for its headquarters in Hopkinton, Massachusetts with a lease term through May 31, 2021. The total payments due during the term of the lease are approximately $771,000.

Rent paid for the three and six months ended June 30, 2017 was $59,000 and $115,000, respectively. Rent paid for the three and six months ended June 30, 2016 was $32,000 and $53,000, respectively.

Future minimum commitments due under all leases at June 30, 2017 are as follows (in thousands):

Year
2017	$117
2018	174
2019	158
2020	164
Thereafter	70
Total minimum lease payments	$683

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

During May 2015, the Company entered into a transition agreement with the Company’s former President and Chief Executive Officer. Under the transition agreement, he continued to serve as the Company’s president and chief executive officer for a transition period that ended on August 17, 2015. Following the transition period, the Company made 18 monthly payments totaling $464,000 and also provided benefits consistent with the coverage that was provided prior to the execution of the transition agreement. There was no remaining unpaid balance at June 30, 2017.

9. RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2016, the Company reimbursed BioHEP, a greater than five percent stockholder as of June 30, 2016, $14,000 for legal expenses that BioHEP incurred in connection with entering into the amended and restated license agreement. The Company incurred no such payments during the six months ended June 30, 2017.

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

You should read the following discussion and analysis of financial condition and results of operations together with Part I, Item 1“Financial Statements” and related notes included elsewhere in this Quarterly Report on Form 10-Q.

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

SB 9200

We are currently developing SB 9200 for the treatment of chronic hepatitis B virus, or HBV. We are conducting a Phase 2a multi-center clinical trial of SB 9200 in Canada, Hong Kong, Korea and Taiwan, which is the first segment of our Phase 2 ACHIEVE trial. The Phase 2a trial is a randomized, placebo-controlled, multiple ascending dose trial in up to 80 non-cirrhotic patients infected with chronic HBV using doses of 25 mg, 50 mg, 100 mg and 200 mg of SB 9200 as a monotherapy administered daily for 12 weeks. Following this treatment, all patients will receive treatment with the oral antiviral agent tenofovir disoproxil fumarate (marketed by Gilead Sciences, Inc., or Gilead, as Viread®, which we refer to as Viread) as a monotherapy for 12 weeks. Patients will be sequentially enrolled into one of the four dose cohorts and randomized between a SB 9200 dose group or placebo on a 4:1 basis. Patients are stratified based on HBeAg positive (+) or negative (–) status. HBeAg is a non-structural protein which is secreted by the virus and whose presence in blood, or HBeAg–positive, is indicative of wild type or non-mutated virus with high levels of viral replication. The loss of HBeAg occurs secondary to mutations in the virus and results in a patient becoming HBeAg negative with a resulting lower level of actively replicating virus. The primary endpoints of the Phase 2a clinical trial are safety and antiviral activity, as measured by the change in HBV DNA at week 12 from baseline. Multiple exploratory secondary endpoints include reduction or loss of hepatitis B surface antigen, or HBsAg, and HBeAg, quantitative HBV RNA as a marker for control of virus production and studies of immune activity.

In May 2017, we reported top-line results from the first SB 9200 monotherapy dosing cohort of the Phase 2a clinical trial indicating that a low dose (25mg) of SB 9200 alone showed a favorable safety profile and antiviral activity against HBV DNA and HBsAg. The first SB 9200 monotherapy dosing cohort consisted of 11 HBeAg-positive and 9 HBeAg–negative patients, of which 80% were genotype B/C, the most common Asian genotypes. Administration of SB 9200 resulted in a statistically significant reduction in HBV DNA at week 12 (unpaired t-test 2.85, p=0.01) compared to placebo, with a mean reduction of 0.6 log10 (range 0 to 1.87 log10) in the SB 9200 treatment group. For the secondary endpoint of reduction or loss of HBsAg, 5 of 16 patients (31%) in the SB 9200 treatment group had a greater than 0.5 log10 reduction at any time point (range 0.52 to 1.01 log10), compared to none in the placebo group. The 7 HBeAg–negative patients in the SB 9200 treatment group had the greatest mean reduction in HBV DNA at 0.9 log10, and 3 of these 7 patients also had a greater than 0.5 log10 reduction in HBsAg. The overall safety profile of SB 9200 was favorable with no serious adverse events observed during the 12 week study. Treatment-emergent adverse events ranged from mild to moderate in severity with no interferon-like side effects and were comparable to patients on placebo.

We expect to report top-line results from the second SB 9200 monotherapy dosing cohort (50mg) of the Phase 2a clinical trial in the fourth quarter of 2017, and to report top-line monotherapy results for all patients treated with SB 9200 alone in the first half of 2018. Subject to the complete results of the Phase 2a clinical trial, we expect to initiate a Phase 2b clinical trial in the second half of 2018 in patients with chronic HBV to explore the use of SB 9200 as a monotherapy and in combination with Viread. The Phase 2a clinical trial is being conducted under our clinical trial supply and collaboration agreement with Gilead, and the Phase 2b clinical trial will be conducted under the same collaboration.

We are also pursuing the development of the co-formulation of SB 9200 with Viread and with entecavir (marketed as Baraclude®, which we refer to as Baraclude) as potential fixed-dose combination products for the treatment of patients with chronic HBV who may benefit from the combined use of SB 9200 as a potential immunomodulatory agent, and Baraclude or Viread, as the antiviral agent. We anticipate that the fixed-dose combination product could result in enhanced patient compliance and potentially allow for a more favorable safety profile. We have conducted early development work on co-formulations with Viread and believe that SB 9200 with Viread is compatible in the same formulation. We believe that the immunomodulatory activity provided by SB 9200 could become a key component of a future combinatorial treatment of patients infected with chronic HBV, which could increase the percentage of chronic HBV patients who achieve a functional cure.

We have entered into multiple collaborations and seek to enter into additional collaborations with third parties that are investigating and/or developing compounds for the treatment of chronic HBV with different pharmacological mechanisms of action than SB 9200. Pursuant to this strategy, in July 2017, we entered into a clinical trial supply and collaboration with Gilead under which Gilead will fund and conduct a Phase 2 trial examining the co-administration of SB 9200 and tenofovir alafenamide (marketed by Gilead as Vemlidy®) in patients infected with chronic HBV.  In 2016, we entered into an agreement with Arrowhead Pharmaceuticals, Inc., or Arrowhead, to collaborate on the study of the combined use of SB 9200 and Arrowhead’s small interfering ribonucleic acid, or siRNA, product pipeline for the treatment of chronic HBV. Under our collaboration with Arrowhead, we agreed first to study the co-administration of both agents in preclinical models, with the potential to be added to a clinical study.  In 2016, we also entered into an agreement with Arbutus Biopharma Corporation, or Arbutus, to collaborate on the preclinical study of the combined use of SB 9200 and Arbutus’s capsid assembly inhibitor and siRNA product candidates currently under development by Arbutus for the treatment of chronic HBV.

SB 11285

We are developing SB 11285, a novel proprietary STING agonist, as a potential immunotherapeutic agent for the treatment of selected cancers. Recent published scientific literature indicates that the activation of the STING pathway can result in the induction of cellular interferons and cytokines and promote an aggressive and strong anti-tumor response through the induction of innate and adaptive immune response. In our preclinical studies performed in in vitro systems, SB 11285 has been observed to cause the induction of interferon and other cytokines, as well as cell death, or apoptosis, of multiple tumor-derived cell lines. We continue to conduct preclinical studies of SB 11285 in multiple in vivo cancer models. We presented data from in vivo studies in the A20 lymphoma and 4T1 breast cancer syngeneic mouse models at the March 2017 Cancer Immunology and Immunotherapy Keystone Symposia. In June 2017, an abstract was published at the American Society of Clinical Oncology (ASCO) Annual Meeting indicating that SB 11285 showed potent and highly-durable anti-tumor activity in the A20 and CT26 syngeneic mouse tumor models. The induction of immune-memory and abscopal anti-tumor activity upon intra-tumoral administration of SB 11285 was also observed in the A20 lymphoma model. In addition, SB 11285 exhibited dose-dependent, potent tumor growth inhibition and durable anti-tumor response upon intra-tumoral, intraperitoneal and intravenous routes of administration in the CT26 colon cancer syngeneic mouse model. In the orthotopic 4T1 breast cancer model, intraperitoneal administration of SB 11285 resulted in significant inhibition of primary tumor growth, as well as inhibition of tumor metastasis. We believe these preclinical studies demonstrate the potential for both intra-tumoral and systemic administration of SB 11285 to target a variety of tumors, which could potentially be used in combination with other therapeutic modalities.

We intend to continue the development of SB 11285 as a potentially important addition to the current standard of care in the treatment of various cancers that we believe could increase the treatment responses in patients. We intend to continue to advance the SB 11285 program with preclinical, toxicology, and process development efforts and hope to achieve further preclinical proof-of-principle for SB 11285 in relevant oncology models. Subject to the results of these preclinical studies, we hope to submit an investigational new drug application, or IND, and/or a clinical trial application, or CTA, for SB 11285 in mid-2018.

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

Product Candidate	Indication/ Therapeutic Area	Stage of Development	Anticipated Milestones

SB 9200	Chronic HBV	Phase 2	Top-line data on second monotherapy dosing cohort of Phase 2a clinical trial expected Q4 2017

	HBV/fixed dose combinations	Research	Establish preclinical proof-of-principle

	HBV/ collaborations for combination therapy	Research	Establish clinical & preclinical proof-of-principle

SB 11285	Immuno-oncology	Research	Advance to IND/CTA submission in mid-2018

SB 11177/11179	PDE4 inhibitors	Research	Establish preclinical proof-of-principle

Financial Operations Overview

To date, we have devoted substantially all of our resources to research and development efforts, including conducting clinical trials for our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We have not generated any revenue to date other than from grants from the National Institutes of Health, or NIH. We have incurred significant annual net operating losses in every year since our inception and expect to continue to incur significant expenses and net operating losses for the foreseeable future. Our net losses were $8.9 million and $15.4 million for the three and six months ended June 30, 2017, respectively, and $17.4 million for the year ended December 31, 2016. As of June 30, 2017, we had an accumulated deficit of $66.9 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and increasing operating losses for the next several years.  We anticipate that our expenses will increase significantly as we continue to develop SB 9200, SB 11285 and our other product candidates.  See “—Liquidity and Capital Resources—Funding Requirements.” As a result, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies or product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve and sustain profitability, and we may never be able to do so.

In June 2017, we issued and sold in an underwritten public offering an aggregate of 3,269,219 shares of our common stock at $13.00 per share, which included 384,604 shares pursuant to the exercise of an option to purchase additional shares granted to the underwriters in connection with the offering. The shares issued in this offering were registered under the Securities Act of 1933, as amended, or the Securities Act, pursuant to a registration statement on Form S-3 (File No. 333-218399) that the Securities and Exchange Commission declared effective on June 12, 2017. The offering resulted in $39.6 million of net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by us.

As of June 30, 2017, we had $56.4 million in cash, cash equivalents and marketable securities. We expect that our cash, cash equivalents and marketable securities as of June 30, 2017 will enable us to fund our operating expenses and capital expenditure requirements through the end of 2019.  However, we anticipate that our existing cash, cash equivalents and marketable securities will not be sufficient to fund additional development of SB 9200 beyond our Phase 2 ACHIEVE clinical trial, which includes both the Phase 2a and Phase 2b segments of that trial, in patients with chronic HBV. See “—Liquidity and Capital Resources.”

Grant revenue

Historically, we have generated revenue from grants from the NIH for the development of SB 9200. The NIH grants provided funding of $6.8 million between October 2003 and April 2016. As of June 30, 2017, no additional funding remains available to us under any grant for the development of any of our product candidates.

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

We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed, enrollment of patients, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or amount of prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period. To date, we have not made any material adjustments to our prior estimates of accrued research and development expenses.

Equity-Classified Warrants

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

In connection with our initial public offering, or IPO, we issued the sole book-running manager for the IPO warrants to purchase 28,347 shares of common stock at an exercise price of $15.00 per share, which we refer to collectively as the IPO warrants. We evaluated the terms of the IPO warrants and concluded that they should be equity-classified. The fair value of the IPO warrants issued in May 2016 was estimated on the applicable issuance dates using a Black Scholes pricing model based on the following assumptions: an expected term of 4.99 years; expected stock price volatility of 87%; a risk free rate of 1.20%; and a dividend yield of 0%. The fair value of the IPO warrant issued in June 2016 was estimated on the applicable issuance dates using a Black Scholes pricing model based on the following assumptions: an expected term of 4.92 years; expected stock price volatility of 87%; a risk free rate of 1.23%; and a dividend yield of 0%. The aggregate fair value of the IPO warrants was $0.2 million.  See Note 7 of the notes to the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Liability-Classified Warrants

In connection with our private placement offering in November 2016, or the November private placement, we issued warrants to purchase 1,644,737 shares of common stock to a group of accredited investors. The warrants will be exercisable beginning May 24, 2017 at an exercise price of $10.79 per share. We evaluated the terms of the warrants and concluded that they should be liability-classified. We recognize any change in the value of the warrant liability each reporting period in the statement of operations. As of June 30, 2017, the fair value of the warrants was approximately $12.0 million, which is an increase of $5.7 million from the fair value of approximately $6.3 million as of December 31, 2016.  See Note 7 of the notes to the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

There were no stock options granted prior to 2015. The assumptions we used to determine the fair value of stock options granted to employees and directors in the six months ended June 30, 2017 and 2016 are as follows, presented on a weighted-average basis:

	Six Months Ended June 30,
	2017	2016
Risk-free interest rate	2.0%	1.5%
Expected term (in years)	6.0	6.0
Expected volatility	79.8%	77.6%
Expected dividend yield	0%	0%

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

In 2015, we began issuing stock options to employees, directors and consultants. During the periods ended June 30, 2017 and 2016, we issued common stock to consultants and advisors as compensation for services and recognized expense equal to the fair value of the shares issued. The following table summarizes the classification of our stock-based compensation expenses recognized in our consolidated statements of operations and comprehensive loss (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$120	$94	$281	$182
General and administrative	353	241	692	455
	$473	$335	$973	$637

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

Subject to certain conditions, as an EGC, we intend to rely on certain exemptions afforded by the JOBS Act, including the exemption from: certain requirements related to the disclosure of executive compensation in our periodic reports and proxy statements, and the requirement that we hold a nonbinding advisory vote on executive compensation and any golden parachute payments; the requirement that the auditors provide an attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; and complying with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an EGC until the earliest of the last day of the fiscal year in which we have total annual gross revenues of approximately $1.07 billion or more; the last day of the fiscal year following the fifth anniversary of the date of the completion of the closing of an IPO; the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the Three Months Ended June 30,		Increase	For the Six Months Ended June 30,		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
Grant revenue	$—	$72	$(72)	$—	$352	$(352)
Operating expenses:
Research and development	3,404	2,936	468	5,931	8,525	(2,594)
General and administrative	1,856	1,458	398	3,843	2,684	1,159
Total operating expenses	5,260	4,394	866	9,774	11,209	(1,435)
Loss from operations	(5,260)	(4,322)	(938)	(9,774)	(10,857)	1,083
Other income	38	21	17	79	38	41
Change in fair value of warrant liabilities	(3,667)	—	(3,667)	(5,694)	—	(5,694)
Net loss	$(8,889)	$(4,301)	$(4,588)	$(15,389)	$(10,819)	$(4,570)

Grant revenue. There was no grant revenue for the three and six months ended June 30, 2017, compared to $0.1 million and $0.4 million for the three and six months ended June 30, 2016, respectively. The decrease was primarily due to the completion of our last NIH grant as of April 30, 2016. As of June 30, 2017, no additional funding remained available to us under any grant for the development of any of our product candidates.

Research and development expenses.

Research and development expenses were $3.4 million for the three months ended June 30, 2017, compared to $2.9 million for the three months ended June 30, 2016. The increase of $0.5 million was due primarily to an increase in spending on pre-clinical studies and clinical trial related activities for SB 9200 in the three months ended June 30, 2017.

Research and development expenses were $5.9 million for the six months ended June 30, 2017, compared to $8.5 million for the six months ended June 30, 2016. The decrease of $2.6 million was due primarily to $2.7 million in non-cash charges primarily in connection with our amended and restated license agreement with BioHEP and a decrease of $0.1 million in spending on pre-clinical studies and clinical trial related activities for SB 9200 in the six months ended June 30, 2017; offset by an increase in additional salaries and benefits of $0.2 million associated with higher headcount in the six months ended June 30, 2017.

General and administrative expenses.

General and administrative expenses were $1.9 million for the three months ended June 30, 2017, compared to $1.5 million for the three months ended June 30, 2016. This increase of $0.4 million was primarily due to an increase in non-cash charges for stock based compensation of $0.1 million, additional salaries and benefits of $0.2 million associated with higher headcount of non-research and development employees in the three months ended June 30, 2017 and $0.2 million for public company related expenses incurred during the three months ended June 30, 2017; offset by a decrease of $0.1 million for legal and consulting related costs during the three months ended June 30, 2017.

General and administrative expenses were $3.8 million for the six months ended June 30, 2017, compared to $2.7 million for the six months ended June 30, 2016. This increase of $1.1 million was primarily due to an increase in non-cash charges for stock based compensation of $0.2 million, additional salaries and benefits of $0.6 million associated with higher headcount of non-research and development employees in the six months ended June 30, 2017, $0.6 million for public company related expenses incurred during the six months ended June 30, 2017 and $0.1 million for additional rent expense for the six months ended June 30, 2017; offset by a decrease of $0.4 million for legal and consulting related costs during the six months ended June 30, 2017.

Other income. Other income for the three and six months ended June 30, 2017 and 2016, is solely comprised of interest income. Interest income for the three and six months ended June 30, 2017 was $38,000 and $79,000, respectively, and was primarily related to the interest earned on marketable securities. Interest income for the three and six months ended June 30, 2016 was $21,000 and $38,000, respectively, and was primarily related to the interest earned on marketable securities.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities for the three and six months ended June 30, 2017 was $3.7 million and $5.7 million, respectively, and was solely related to an increase in the fair value of the warrants from the November private placement. There were no warrant liabilities during the three and six months ended June 30, 2016.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through June 30, 2017, we have financed our operations through proceeds received from private placements of convertible notes, common stock and/or warrants; the exercise of options and warrants; NIH grant funding; and public offerings of securities. As of June 30, 2017, we had cash, cash equivalents and marketable securities totaling $56.4 million and an accumulated deficit of $66.9 million.

In June 2017, we issued and sold in an underwritten public offering an aggregate of 3,269,219 shares of our common stock at $13.00 per share, which included 384,604 shares pursuant to the exercise of an option to purchase additional shares granted to the underwriters in connection with the offering. The shares issued in this offering were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-218399) that the Securities and Exchange Commission declared effective on June 12, 2017. The offering resulted in $39.6 million of net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by us.

In November 2016, we entered into a definitive agreement with a group of accredited investors resulting in a private placement of 1,644,737 shares of our common stock and warrants to purchase 1,644,737 shares of common stock, which we refer to as the November private placement. These investors paid $9.12 for each share of common stock and warrant to purchase one share of common stock. The warrants will be exercisable beginning May 24, 2017 with a term of five years at an exercise price of $10.79. We completed the November private placement on November 23, 2016, resulting in approximately $15.0 million in gross proceeds. Net proceeds from this issuance after deducting placement agent fees and other offering-related expenses were $13.7 million.

In May 2016, we completed our IPO and sold an aggregate of 944,900 shares of common stock at a price to the public of $12.00 per share, which included 24,900 shares pursuant to the exercise of an option to purchase additional shares granted to the underwriters in connection with the IPO. The offering resulted in $8.2 million of net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by us. Upon the closing of the IPO, we filed an amended and restated certificate of incorporation, which authorized us to issue 200,000,000 shares of common stock and 10,000,000 shares of preferred stock. In connection with the closing of the IPO, we received approximately $5.3 million in proceeds upon the exercise of previously issued warrants to purchase 641,743 shares of common stock.

Cash Flows

The following table summarizes sources and uses of cash for each of the periods presented (in thousands):

	For the Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(8,770)	$(8,896)
Net cash provided by investing activities	9,712	82
Net cash provided by financing activities	39,817	15,793
Net increase in cash and cash equivalents	$40,759	$6,979

Net cash used in operating activities. The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $8.8 million and $8.9 million during the six months ended June 30, 2017 and 2016, respectively. The decrease in cash used in operating activities for the six months ended June 30, 2017 compared to June 30, 2106 was primarily due to an increase in net loss of $4.6 million and an increase in accounts payable and prepaid expenses of $1.7 million, which were offset by a decrease in accrued expenses and other liabilities of $0.2 million. In addition, there was an increase in the non-cash change in the fair value of the warrant liability of $5.7 million, an increase in non-cash stock based compensation of $0.3 million and an increase of $0.1 million for other non-cash charges, which was offset by a decrease in non-cash common stock and warrant valuation expense related to the BioHEP license agreement of $2.8 million for the six months ended June 30, 2016

Net cash provided by investing activities. Net cash provided by investing activities was $9.7 million for the six months ended June 30, 2017 compared to $0.1 million for the six months ended June 30, 2016. The cash provided by investing activities of $9.7 million in the six months ended June 30, 2017 was primarily the result of $11.7 million in proceeds from the sale of marketable securities, offset by $1.9 million for the purchase of marketable securities and $0.1 million for the purchase of property and equipment. The cash provided by investing activities of $0.1 million for the six months ended June 30, 2016 was mainly due to proceeds of $3.5 million from the sale of marketable securities offset by $3.3 million for the purchase of marketable securities and $0.1 million for the purchase of property and equipment for the    six months ended June 30, 2016.

Net cash provided by financing activities. Net cash provided by financing activities was $39.8 million and $15.8 million during the six months ended June 30, 2017 and 2016, respectively. The cash provided by financing activities in the six months ended June 30, 2017 was primarily the result of $42.5 million of gross proceeds from the common stock offering and $0.1 million of proceeds from the exercise of stock options, offset by $2.6 million of offering expenses related to the June offering and $0.2 million of offering expenses related to the November 2016 private placement. The cash provided by financing activities in the six months ended June 30, 2016 was primarily the result of $11.3 million of gross proceeds received from our IPO and cash of $5.3 million for the exercise of warrants in connection with the closing of our IPO, offset by $0.9 million in underwriting discounts and offering expenses related to our IPO.

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

We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2017 will enable us to fund our operating expenses and capital expenditure requirements through the end of 2019. However, we anticipate that our existing cash, cash equivalents and marketable securities will not be sufficient to fund additional development of SB 9200 beyond our Phase 2 ACHIEVE clinical trial, which includes both the Phase 2a and Phase 2b segments of that trial, in patients with chronic HBV. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of SB 9200 and SB 11285, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements both near and long-term, will depend on many factors, including, but not limited to:

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

Adequate additional funds may not be available to us on acceptable terms, or at all. We do not currently have any committed external source of funds. We have an effective shelf registration statement on Form S-3 (File No. 333-218399), under which we had up to $107.5 million in securities available for future issuance as of June 30, 2017.  To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Additional debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interests of our stockholders.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at June 30, 2017, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating lease commitments	$683	$215	$468	$0	$—
Total	$683	$215	$468	$0	$—

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

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) to require changes to several areas of employee stock-based compensation payment accounting in an effort to simplify stock-based compensation reporting. The update revises requirements in the following areas: minimum statutory withholding, accounting for income taxes, forfeitures, and intrinsic value accounting for private entities. ASU 2016-09 is effective for our annual reporting periods beginning after December 15,

2016, including interim reporting periods within each annual reporting period. We adopted this standard on January 1, 2017. The update revises our requirements in the following areas:  minimum statutory withholding, accounting for income taxes, and forfeitures. Prior to adoption, we applied a 0% forfeiture rate to stock-based compensation, resulting in no cumulative effect adjustment to the opening period. Upon adoption of ASU 2016-09, our accounting policy is to recognize forfeitures as they occur.

The update requires us to recognize the income tax effect of awards in the income statement when the awards vest or are settled. It also allows us to repurchase more of an employee’s shares than we could prior to the update for tax withholding purposes without triggering a liability. The income tax related items had no effect on the current period presentation and we maintain a full valuation allowance against our deferred tax assets.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, and includes provisions intended to clarify how entities present restricted cash and restricted cash equivalents in the statement of cash flows. Companies must show the change in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The new standard is applied retrospectively and is effective for our annual periods beginning after December 15, 2017, and for interim periods within those annual periods. We are currently evaluating the impact that the adoption of the standards may have on our consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II simply replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within Accounting Standards Codification (ASC) Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. This ASU is effective for public companies for the annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact that the adoption of the standard may have on our consolidated financial statements

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. Our cash, cash equivalents and marketable securities of $56.4 million as of June 30, 2017, consisted of cash, money market accounts and short-term marketable debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not be expected to have a material impact on the fair market value of our investment portfolio or on our financial condition or results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2017, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any material litigation.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which could materially affect our business, financial condition, or results of operations. Other than the addition of the following risk factor, there have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Interim, "top-line," and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available or as additional analyses are conducted, and as the data are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, "top-line," or preliminary data from our clinical studies. For instance, in May 2017, we reported top-line results from the first SB 9200 monotherapy dosing cohort of the Phase 2a clinical trial, which is the first segment of our Phase 2 ACHIEVE trial. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or "top-line" data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Material adverse changes between preliminary, "top-line," or interim data and final data could significantly harm our business prospects.

Item 6.	Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spring Bank Pharmaceuticals, Inc.

Date: July 31, 2017	By:	/s/ Jonathan Freve
Jonathan Freve
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document