Form 10-K
period 2017-12-31
Spring Bank Pharmaceuticals, Inc.
filed 2018-02-20
CIK 1566373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37718

Spring Bank Pharmaceuticals, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	52-2386345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
86 South Street Hopkinton, MA	01748
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 473-5993

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, $0.0001 par value per share	The Nasdaq Stock Market LLC (Nasdaq Capital Market)
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2017, was approximately $152.8 million.

The number of shares of the registrant’s Common Stock outstanding as of February 16, 2018 was 12,963,824.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of Form 10-K will appear in the registrant's definitive proxy statement on Schedule 14A for the 2018 Annual Meeting of Stockholders, which is scheduled to take place on June 20, 2018, and are hereby incorporated by reference into this report.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. In some cases, forward-looking statements are identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goals,” “intend,” “likely,” “may,” “might,” “ongoing,” “objective,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “will” and “would” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, such statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•	the success, cost and timing of our product development activities and future clinical trials;
•	our estimates regarding future expenses and needs for additional financing and our estimates regarding our research and development goals;
•	our financial performance and our ability to fund our operations and working capital requirements;
•	the timing of and our ability to obtain and maintain regulatory approvals for any of our product candidates;
•	whether our product candidates will satisfactorily demonstrate safety and efficacy to the FDA and other comparable regulatory organizations;
•	our analysis of top line results and other data derived from our clinical and pre-clinical trials;
•	our ability to identify and develop new product candidates;
•	our ability to protect and defend our intellectual property position and our reliance on third party licensors;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	market acceptance of our product candidates, the size and growth of those markets for our product candidates and any future product candidate we may seek to develop;
•	•the potential for changes to current regulatory mandates requiring health insurance plans to cover treatments or adequately reimburse patients for treatments utilizing our product candidates;
•	our relationships with and the performance of our collaboration partners and their product candidates;
•	our ability to develop sales and marketing capabilities;
•	our ability to identify, recruit and retain key personnel;
•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act;
•	potential disruptions to our business; and
•	projections relating to our competitors in the industry.

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

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of a novel class of therapeutics using our proprietary small molecule nucleic acid hybrid, or SMNH, chemistry platform. Our SMNH compounds are synthetic nucleotide segments that are designed to mimic the interactions of nucleic acids with proteins. We design our SMNH compounds to selectively target and modulate the activity of specific proteins implicated in various disease states. We are developing our lead SMNH product candidate, inarigivir soproxil, or inarigivir, for the treatment of chronic hepatitis B virus, or HBV. We have designed our antiviral product candidates, including inarigivir, to selectively activate within infected cells the cellular protein, retinoic acid-inducible gene 1 (RIG-I), to inhibit viral replication and to cause the induction of intracellular interferon signaling pathways for antiviral defense. We believe that inarigivir, as a RIG-I agonist, could play an important role in antiviral therapy as a result of its dual mechanism of action by selectively modulating the body’s immune response and inhibiting viral turnover. We are also developing additional SMNH product candidates, including our lead STING (STimulator of INterferon Genes) agonist, SB 11285, which is an immunotherapeutic agent for the potential treatment of selected cancers.

RIG-I Product Candidates

We are developing inarigivir, an orally-administered selective immunomodulator, as a potential backbone in a combinatorial treatment for chronic HBV with the goal of substantially increasing chronic HBV cure rates in a simple, safe and selective manner.  We are currently conducting a global Phase 2 multi-center clinical trial of inarigivir, which we refer to as the ACHIEVE trial, in Canada, Hong Kong, Korea and Taiwan.  The ACHIEVE trial is being conducted under our clinical trial supply and collaboration with Gilead Sciences, Inc., or Gilead, and consists of two parts.  Part A of the ACHIEVE trial is a randomized, placebo-controlled, multiple ascending dose trial in non-cirrhotic patients infected with chronic HBV using doses of 25 mg, 50 mg, 100 mg and 200 mg of inarigivir as a monotherapy administered daily for 12 weeks, followed by the sequential dosing of the direct-acting oral antiviral agent tenofovir disoproxil fumarate, marketed by Gilead as Viread®, for 12 weeks.  Part B of the ACHIEVE trial, which we expect to initiate in mid-2018, will evaluate inarigivir when administered concurrently with Viread. Part A of the ACHIEVE trial is designed to enable us to select the appropriate dose level(s) to move forward into Part B and to provide us with safety and efficacy data to study the combined use of inarigivir and Viread.  Subject to the results of the ACHIEVE trial and additional clinical trials that we are conducting, it is our objective to enter global Phase 3 trials with inarigivir in 2019. Concurrent with the ACHIEVE trial, inarigivir is being evaluated in combinatorial treatments with strategic partners and we are developing SB 9225, a fixed-dose co-formulation of inarigivir with tenofovir disoproxil fumarate.

Chronic HBV Infection. Chronic HBV infection is defined by the presence of hepatitis B surface antigen, or HBsAg, for greater than six months.  Individuals with chronic HBV are at an increased risk of developing liver cancer, significant liver disease, or permanent scarring of the liver, leading to cirrhosis and liver failure. In April 2017, the World Health Organization, or WHO, Global Hepatitis Report estimated that 257 million people are chronically infected with HBV worldwide, and nearly 900,000 people worldwide die every year due to complications from chronic HBV infection despite the availability of vaccines against the virus.

There is no approved cure for chronic HBV and currently approved therapies for the treatment of chronic HBV lack a broadly sustained response following the discontinuation of treatment.  The current standard of care treatments for chronic HBV include pegylated interferon-a, or PEG-IFN-a, products and direct-acting oral antiviral agents such as Baraclude® (entecavir, which we refer to as Baraclude), marketed by Bristol-Myers Squibb Company, or Viread (tenofovir disoproxil fumarate) and Vemlidy® (tenofovir alafenamide), both of which are marketed by Gilead. PEG-IFN-a is an antiviral medication administered by injection in which the chemical substance known as polyethylene glycol, or PEG, is chemically attached to interferon-a to improve the duration of effect of interferon-a. Interferon-a is a protein that interferes with viral replication within host cells.  Baraclude, Viread and Vemilidy are designed to suppress viral replication.  In 2016, reported worldwide revenues for Baraclude and Viread were approximately $2.4 billion in the aggregate, primarily for the treatment of chronic HBV.

All current standard of care treatments for chronic HBV have significant limitations. Although treatment with PEG-IFN-a products can ultimately reduce the amount of HBV DNA, or viral load, in the body, this treatment only has a limited effect on the rate of loss or clearance of HBsAg. PEG-IFN-a products also have significant side effects, including flu-like symptoms and fever and, with long term use, can lead to suppression of the production of red and white blood cells, mood swings, depression, anxiety and other neuropsychiatric effects. Additionally, while direct-acting oral antiviral agents (such as Baraclude, Viread or Vemlidy) have demonstrated that they potently suppress HBV DNA, they generally only suppress the virus during treatment without providing significant levels of HBsAg loss or clearance, and patients taking these antiviral agents likely require life-long treatment.

Future Treatment for Chronic HBV.  Experts and regulators have suggested that a “functional cure,” characterized by sustained loss of HBsAg with or without hepatitis B surface antibody conversion, should be the goal of any new curative HBV therapy.  Studies have indicated that the current functional cure rate, when combining PEG-IFN-a and Viread over a 48-week treatment period, is less than 10%. Additionally, experts believe that for any future treatment to significantly increase the current functional cure rate, an immunomodulatory agent will likely be a necessary component of therapy.  There is a significant unmet need for a chronic HBV treatment that can be administered orally with a favorable safety profile and has a shorter, finite period of treatment.

We believe that the immunomodulatory activity of inarigivir could become a key component of a future combinatorial treatment for patients infected with chronic HBV, increasing the percentage of chronic HBV patients who achieve a functional cure.  Specifically, a functional cure with a shorter, finite period of treatment can improve clinical prognosis with a reduction in the risks of cirrhosis and liver cancer.  In the first two low dose cohorts (25mg and 50mg) of Part A of the ACHIEVE trial, 5 of 30 patients (17%) receiving inarigivir had a greater than 0.5 log10 reduction in HBsAg.  Additionally, in the first two low dose cohorts, 7 of 11 HBeAg-negative (-) patients had undetectable HBV RNA at the end of the 12-week inarigivir monotherapy dosing regimen. Reduction in HBV RNA has been associated with clearance of covalently closed circular DNA, or cccDNA, which is the major reservoir for chronic HBV and the template for viral replication.  To date, inarigivir has been well tolerated in the ACHIEVE trial, with no serious adverse events observed. Treatment-emergent adverse events have ranged from mild to moderate in severity, with no interferon-like side effects, and no clinical or biochemical events above Grade 3 were observed.

Inarigivir Clinical Trial Strategy. We are initially testing inarigivir as a monotherapy to determine the dose range for the safety and antiviral activity of inarigivir when administered alone.  We are developing inarigivir for the treatment of chronic HBV with the ultimate goal to commercialize inarigivir as an immunomodulatory agent that will potentially serve as a backbone agent, together with a direct-acting oral antiviral agent and/or other mechanism of action, in a combinatorial or “triplet” therapy.  Our strategy to achieving this objective includes:

•	completing the Part A monotherapy segment of the ACHIEVE trial;
•	conducting the Part B combinatorial segment of the ACHIEVE trial with Viread, a current standard of care in chronic HBV;
•

continuing our current strategic partnerships in which we combine inarigivir with a direct-acting oral antiviral agent (Viread or Vemlidy), which is the current standard of care, and a potential third product or product candidate with a differing mechanism of action, such as a capsid inhibitor; and

•	developing SB 9225, a fixed-dose co-formulation of inarigivir with tenofovir disoproxil fumarate.

ACHIEVE Trial

We are currently conducting Part A of the ACHIEVE trial of inarigivir in Canada, Hong Kong, Korea and Taiwan. Part A of the ACHIEVE trial is a randomized, placebo-controlled, multiple ascending dose trial in up to 80 non-cirrhotic patients infected with chronic HBV using doses of 25 mg, 50 mg, 100 mg and 200 mg of inarigivir as a monotherapy administered daily for 12 weeks.  We have completed the first 25 mg cohort and second 50 mg cohort and anticipate reporting top-line results from the third 100 mg cohort in mid-2018.  We expect to initiate Part B of the ACHIEVE trial in mid-2018 to evaluate inarigivir in combination with Viread. Both Part A and Part B of the ACHIEVE trial are being conducted under our clinical trial supply and collaboration agreement with Gilead.

Strategic Collaborations

We have entered into multiple collaborations and seek to enter into additional collaborations with third parties that are investigating and/or developing compounds for the treatment of chronic HBV with different pharmacological mechanisms of action than inarigivir.  In July 2017, we entered into a clinical trial collaboration agreement with Gilead under which Gilead is funding and conducting a Phase 2 trial examining the co-administration of inarigivir and tenofovir alafenamide (marketed by Gilead as Vemlidy®) in patients infected with chronic HBV.  The protocol for this Phase 2 clinical trial is similar to the trial protocol of Part B of the ACHIEVE trial and provides that treatment will consist of 12 weeks of combination therapy with inarigivir (50mg) and Vemlidy (25mg).  The protocol for this Phase 2 clinical trial is adaptive, and allows Gilead to conduct additional cohort(s) with 100mg or 200mg of inarigivir.  Following 12 weeks of treatment with inarigivir and Vemlidy, all patients will receive treatment with Vemlidy as a monotherapy for 36 weeks. While we have approved the protocol for this trial under a joint steering committee, Gilead is conducting this trial at their own expense. Gilead initiated this clinical trial in Korea in the first quarter of 2018, and we anticipate that interim results from this trial will be available in the second half of 2018.  We have also entered into a material transfer agreement with a third party to conduct preclinical experiments examining the co-administration of inarigivir with a capsid inhibitor for the potential treatment of patients infected with chronic HBV.

Fixed-Dose Co-Formulation

We are also pursuing the development of SB 9225, a co-formulation of inarigivir with tenofovir disoproxil fumarate, as a potential fixed-dose combination product for the treatment of patients with chronic HBV.   We have conducted early development work that indicates compatibility of inarigivir with Viread in the same formulation.  We are conducting additional formulation development work for SB 9225 with the objective to potentially include the product candidate in Phase 3 clinical trial(s) in 2019. The introduction of SB 9225 could potentially result in enhanced patient compliance and allow for a more favorable safety profile.

Other Development Efforts.  Subject to obtaining additional funding, we plan to explore the potential use of inarigivir and/or our next-generation analogs of inarigivir, including SB 9400, SB 9941 and SB 9946, in other viral diseases, including human immunodeficiency virus (HIV) latency. HIV latency exists when the virus is present in a person without symptoms. Scientific literature supports that HIV is able to replicate in cells by evading innate immune mechanisms involving viral infection sensory proteins such as RIG-I.  Studies suggest that disrupting HIV that is latent or dormant in an infected cell will require re-invigoration of the immune system, which we believe may be possible via the mechanisms of action of inarigivir.  We also have identified SMNH compounds that act as phosphodiesterase type 4, or PDE4, inhibitors, which are enzymes that act as potential anti-inflammatory agents. In preclinical studies, each of these compounds have demonstrated anti-inflammatory activity.

STING Agonist Product Candidates

We have identified multiple STING agonist compounds as potential immunotherapeutic agents for the treatment of selected cancers. Recent published scientific literature indicates that the activation of the STING pathway can result in the induction of cellular interferons and cytokines and promote a strong anti-tumor response through the induction of innate and adaptive immune responses. We believe that the distinctive chemistry used to develop our STING agonists allows for conjugation with other therapeutic modalities, including but not limited to antibody drug conjugates, or ADCs, for targeted delivery and potential for improved tolerability, safety and efficacy.

SB 11285.  We are developing our lead STING agonist candidate, SB 11285, as a potential next-generation immunotherapeutic agent for the treatment of selected cancers. In our preclinical studies in multiple tumor-derived cell lines, SB 11285 has been observed to cause the induction of cytokines consistent with engagement of the target, as well as cell death and apoptosis.  Based on our preclinical studies performed to date, SB 11285 has demonstrated efficacy, without dose limiting toxicities, in multiple rodent tumor models when administered intravenously or intratumorally.  These findings lead us to believe that SB 11285 has the potential to be administered clinically by either route of administration and enables SB 11285 to target a variety of tumors at various anatomic sites and could potentially be used in combination with other therapeutic modalities to enhance efficacy.

In 2017, we presented data from multiple in vivo studies, including the A20 lymphoma, CT26 colon carcinoma, B16 melanoma and orthotopic 4T1 breast cancer syngeneic mouse models at various academic conferences. SB 11285 was evaluated for tumor growth inhibition and tumor growth delay and has shown that it is highly potent and has a durable anti-tumor response when administered intravenously, intratumorally and intraperitoneally across different tumor models. The induction of immune-memory, tumor growth inhibition and abscopal anti-tumor activity upon intra-tumoral administration of SB 11285 has been observed in the A20 lymphoma model. In addition, in the CT26 colon cancer syngeneic mouse model, SB 11285 has exhibited dose-dependent, potent tumor growth inhibition and durable anti-tumor response upon intra-tumoral, intraperitoneal and intravenous routes of administration. In the B16 melanoma model, intravenous and intraperitoneal administration of SB 11285 showed significant inhibition of tumor growth.   In the orthotopic 4T1 breast cancer model, intraperitoneal administration of SB 11285 resulted in significant inhibition of primary tumor growth, as well as inhibition of tumor metastasis. In the rat orthotopic bladder cancer model, intravenous administration of SB 11285 resulted in potent, dose-dependent inhibition of tumor growth in bladder.  As part of the mechanism of action, immuno-histochemistry combined with flow cytometric analysis of tissues and blood from SB 11285-treated groups were conducted which revealed the presence of activated immune cells, including CD8+ T cells, natural killer (NK) cells and macrophages critical for anti-tumor activity.

We are currently advancing the SB 11285 program with preclinical, toxicology, and process development efforts. Subject to the results of these preclinical studies, we anticipate that we will submit a clinical trial application, or CTA, for SB 11285 in the second half of 2018, and, if approved, initiate Phase 1b/2 clinical trials in hepatocellular carcinoma, or HCC, later in the second half of 2018.

Intellectual Property Estate

We have a global intellectual property portfolio consisting of over 70 issued patents worldwide and hold multiple patent applications directed to our lead product candidates, together with trade secrets and know-how. We hold one U.S. patent, one European patent and multiple other foreign patents with claims covering the composition of matter of inarigivir that begin to expire in December 2026 and a second U.S. patent with claims covering the composition of matter of inarigivir that expires in June 2030, in each case, without considering any potential patent term extensions. We hold U.S. and international patent applications with claims covering the composition of matter of SB 11285. If any of these SB 11285 patent applications are issued, the patents would be expected to begin to expire in 2037, without considering any potential patent term adjustments or extensions.

Product Candidate Pipeline

The following table summarizes the status of the development of our product candidates. We retain exclusive global commercial rights to all of our product candidates.

SMNH Targets	Compound	Indication	Stage	Status
RIG-I	inarigivir (oral):	HBV	Clinical
	Monotherapy			ACHIEVE Phase 2 (Part A) clinical trial ongoing
	Co-Administration with Gilead’s Viread			ACHIEVE Phase 2 (Part B) trial expected to commence in mid-2018
	Co-Administration with Gilead’s Vemlidy			Phase 2 study initiated by Gilead in 1Q 2018 under clinical trial collaboration agreement
	SB 9225 inarigivir + tenofovir disoproxil fumarate fixed-dose combination	HBV	Clinical	Formulation development ongoing – planned initiation of Phase 3 trial in 2019
	SB 9400	HIV Latency, Other Viral Diseases	Preclinical
STING Agonists	SB 11285 (intravenous, intratumoral)	Immuno-oncology	Preclinical	Anticipate commencing Phase 1b/2 trial in liver cancers in 2H 2018
	Multiple Compounds	Targeted Delivery in Immuno-oncology	Research

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

Unlike other nucleic acid-based approaches that act by inhibiting specific protein expression through downregulation of messenger RNA, such as RNA interference, SMNH compounds act directly on proteins and therefore can be used to either upregulate or downregulate the activities of the proteins that play a role in disease processes. We have designed inarigivir to bind selectively to and activate RIG-I, a protein that is involved in the activation of the body’s immune response to foreign pathogens.

Some distinguishing features of our SMNH compounds include:

•

Novel mechanisms of action. Inarigivir and our other SMNH compounds are designed to inhibit viral replication through two mechanisms:(i) binding to RIG-I may inhibit the encapsidation of the pre-genomic RNA, or pgRNA, with the DNA polymerase which is a necessary process for viral replication, resulting in direct inhibition of viral replication, and (ii) the stimulation of the innate immune response through production of natural immunomodulatory cytokines, including interferon, inside cells through the activation of RIG-I. Viruses have evolved mechanisms to block the protective effects of interferon production. Our SMNH compounds are designed to restore interferon production in infected cells. In the case of chronic HBV, we believe that induction of the innate immune response is required for loss or clearance of HBsAg and the achievement of a functional cure.

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

•

Selective immune response. Certain of our SMNH compounds are designed to trigger a specific immune response in virally infected cells.  To date, we have not observed a nonspecific immune response in our completed preclinical and clinical trials of inarigivir. Our STING agonists are designed to activate immune cells for efficient immune-mediated anti-tumor response.

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

RIG-I Program – Antiviral Diseases

We have multiple SMNH compounds in development for the treatment of viral diseases, including our lead product candidate inarigivir. We have designed our antiviral product candidates to selectively activate within infected cells the cellular protein, RIG-I, to inhibit viral replication and to cause the induction of intracellular interferon signaling pathways for antiviral defense.

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

RIG-I is inactive in uninfected cells but is activated when a cell is virally infected. The activation of RIG-I results in the production of interferon within the cells through a well-regulated signaling pathway. Viruses invade cells and are able to replicate and spread because they have mechanisms to block the protective effects of antiviral signaling proteins, such as RIG-I. Viral genomes encode proteins that can block interferon synthesis and signaling, inhibit the function of interferon-induced antiviral proteins and produce interferon receptor decoy molecules to prevent induction of interferon signaling. Thus, by turning off interferon production and function, viruses abrogate the immune response, which enables them to multiply rapidly in cells.

Inarigivir – Chronic HBV Program

We are developing our lead product candidate, inarigivir, for the treatment of chronic HBV. We have conducted preclinical studies of inarigivir for the treatment of chronic HBV in multiple animal models and, in June 2016, we initiated the ACHIEVE trial of inarigivir in non-cirrhotic adult patients infected with chronic HBV.  Inarigivir is designed to inhibit viral replication through two mechanisms:(i) the binding of inarigivir to RIG-I may inhibit the encapsidation of the pre-genomic RNA, or

pgRNA, with the DNA polymerase which is a necessary process for viral replication, resulting in direct inhibition of viral replication, and (ii) the stimulation of the innate immune response through production of natural immunomodulatory cytokines, including interferon, inside cells through the activation of RIG-I.  Given these novel host-targeted mechanisms of action of inarigivir and its potential ability to cause the loss or clearance of HBsAg, we plan to develop inarigivir primarily in combination with currently marketed and investigational direct-acting oral antiviral agents or other treatments with differing mechanisms of action.

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

In April 2017, the WHO Global Hepatitis Report estimated that 257 million people are chronically infected with HBV worldwide, and nearly 900,000 people worldwide die every year due to complications from chronic HBV infection despite the availability of vaccines against the virus. In addition, it is estimated that approximately 17 million people are chronically infected with HBV in the United States and Europe combined.

Current Standard of Care for Chronic HBV.  There is no approved cure for chronic HBV. The current standard of care treatments for chronic HBV include pegylated interferon-a, or PEG-IFN-a, products and direct-acting oral antiviral agents such as Baraclude, marketed by Bristol-Myers Squibb Company, and Viread and Vemlidy, both of which are marketed by Gilead.

A PEG-IFN-a product is an antiviral medication administered by injection in which the chemical substance known as polyethylene glycol, or PEG, is chemically attached to interferon-a to improve the duration of effect of interferon-a. Interferon-a is a protein that interferes with viral replication within host cells. In Europe, PEG-IFN-a products are indicated for first line treatment of chronic HBV virus according to guidelines of the European Association for the Study of the Liver for chronic HBV treatment for certain patient populations. However, PEG-IFN-a products have significant limitations. Although treatment with PEG-IFN-a products can reduce the amount of HBV DNA in the body, the treatment only has a minor effect on the rate of HBsAg reduction or loss. PEG-IFN-a products also have significant side effects, including flu-like symptoms and fever and, with long term use, can lead to suppression of the production of red and white blood cells, mood swings, depression, anxiety and other neuropsychiatric effects.

Direct-acting oral antiviral agents for chronic HBV, such as Baraclude, Viread and Vemlidy, have demonstrated that they suppress viral replication. In 2016, reported worldwide revenues for Baraclude and Viread were approximately $2.4 billion in the aggregate, primarily for HBV. These direct-acting oral antiviral agents are potent suppressors of HBV DNA, but generally only suppress the virus during treatment without providing significant loss or clearance of HBsAg, and patients taking these antiviral agents require potentially life-long treatment.

Early Decline in HBsAg at Week 12 Represents a Key Predictor of Response and Eventual Loss of HBsAg. Reduction in HBsAg following 12 weeks of treatment, either with monotherapy PEG-IFN-a or the combination of PEG-IFN-a with a direct-acting oral antiviral agent, has been reported by researchers as a predictive biomarker of response and eventual loss of HBsAg in patients with chronic HBV.

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

Separately, in November 2014, at the annual meeting of the American Association for the Study of Liver Diseases (AASLD)—The Liver Meeting, Gilead presented data from a randomized trial evaluating various treatment cohorts, including monotherapy with PEG-IFN-a, monotherapy with Viread, and the combination of PEG-IFN-a and Viread, in 740 patients with chronic HBV. Overall, HBsAg loss was only observed in patients receiving PEG-IFN-a either alone or in combination with Viread.  The combination arm of PEG-IFN-a and Viread demonstrated that only 7.3% of patients had HBsAg loss at Week 48 of treatment, which was predicted by a greater than 0.5log10 reduction in HBsAg at Week 12 of treatment.

Based on the reported findings and inarigivir’s observed ability to induce intracellular interferon signaling pathways, we believe that our planned assessment of HBsAg decline at Week 12 in Part A and, more importantly, Part B, of the ACHIEVE trial may be indicative of inarigivir’s ability to cause the loss or clearance of HBsAg in treated patients.

Novel biomarkers that measure the initial production of pgRNA from cccDNA, such as serum HBV RNA, are emerging as important early serum predictors of inhibition of viral replication and may help guide combination strategies for clinical trial development and regulatory pathways.  Multiple companies developing drug candidates, including siRNAs targeting HBV and HBV-specific capsid inhibitors, are exploring the utility of this novel biomarker.  HBV RNA is a secondary endpoint in our ongoing ACHIEVE trial to enable us to evaluate its utility as a predictor for HBsAg loss.

Future Treatments for Chronic HBV.  Experts and regulators have suggested that a “functional cure,” characterized by sustained loss of HBsAg with or without hepatitis B surface antibody conversion, should be the goal of any new curative HBV therapy.  Studies have indicated that the current functional cure rate, when combining PEG-IFN-a and Viread over a 48-week treatment period, is less than 10%.  According to an article published in the Journal of Hepatology in August 2017, experts believe that for any future treatment to significantly increase the current functional cure rate, an immunomodulatory agent will likely be a necessary component of therapy.  There is a significant unmet need for a chronic HBV treatment that can be administered orally with a favorable safety profile.

Clinical and Preclinical Development of Inarigivir

Based on the preclinical and clinical data we have generated to date, as well as the safety demonstrated in our Phase 1 clinical trial of inarigivir in patients with hepatitis C virus, or HCV, we believe inarigivir may induce an antiviral immune response during chronic HBV infection and cause loss or clearance of HBsAg without the side effects associated with PEG-IFN-a products. We believe that by reducing HBsAg, inarigivir has the potential to provide a functional cure for chronic HBV when used in combination with other antiviral agents, thus leading to a finite and shorter duration of treatment.   Subject to the results of the ACHIEVE trial and additional clinical trials that we are conducting, it is our objective to enter global Phase 3 trials with inarigivir in 2019.

Phase 2 Clinical Trials of Inarigivir in Chronic HBV.  In June 2016, we initiated the ACHIEVE trial in patients with chronic HBV to explore the use of inarigivir as a monotherapy for 12 weeks, followed by treatment with Viread for 12 weeks, in a clinical trial collaboration with Gilead. We are conducting Part A of the ACHIEVE multi-center clinical trial of inarigivir in Canada, Hong Kong, Korea and Taiwan to enable us to select appropriate dose level(s) to move forward into Part B of the ACHIEVE trial and to provide us with the necessary safety and efficacy data to study the combined use of inarigivir and Viread.  The ACHIEVE trial is a randomized, placebo-controlled, multiple ascending dose trial in up to 100 non-cirrhotic patients infected with chronic HBV using doses of 25 mg, 50 mg, 100 mg and 200 mg of inarigivir as a monotherapy administered daily for 12 weeks. Following this treatment, all patients will receive treatment with Viread as a monotherapy for 12 weeks. Patients will be sequentially enrolled into one of the four dose cohorts and randomized between an inarigivir dose group or placebo on a 4:1 basis. Patients will be stratified based on HBeAg (+/-) status. HBeAg is a non-structural protein which is secreted by the virus and whose presence in blood, or HBeAg(+), is indicative of wild type or non-mutated virus with high levels of viral replication. The loss of HBeAg occurs secondary to mutations in the virus and results in a patient becoming HBeAg(-) with a resulting lower level of actively replicating virus. The primary endpoints of Part A of the ACHIEVE trial are safety and antiviral activity, as measured by the change in HBV DNA at week 12 from baseline. Multiple exploratory secondary endpoints include reduction or loss of HBsAg, HBeAg and HBV RNA.

Inarigivir Monotherapy Data.  To date, we have reported results from the first 2 cohorts of Part A monotherapy with inarigivir at doses of 25mg and 50mg daily. The baseline demographics of patients and anti-viral efficacy of inarigivir are stratified by HBeAg status as either positive (+) or negative (-) and are shown in the table below.

	Placebo	25mg Cohort HBeAg(+)	25mg Cohort HbeAg(-)	50mg Cohort HBeAg(+)	50mg Cohort HbeAg(-)
Number	8	9	7	11(1)	5(2)
Mean Age	38	37	43	36	47
Gender (M:F)	6:2	5:4	3:4	9:2	5:0
Mean Baseline ALT	74	82	75	75	65
Mean Baseline HBV DNA log10	6.36	7.86	5.69	7.79	4.55
Mean Change in HBV DNA log10 (Baseline to Week 12)	0.33	(0.37)	(0.86)	(0.61)	(1.05)
Mean Baseline HBsAg log10	3.75	4.31	3.17	4.12	2.96
Mean Change in HBsAg log10 (Baseline to Week 12)	(0.18)	(0.08)	(0.34)	(0.07)	0
Mean Baseline HBV RNA log10	4.23	6.36	4.20	6.58	3.15
Mean Change in HBV RNA log10 (Baseline to Week 12)	0.99	(0.32)	(1.84)	(0.46)	(3.15)
(1)	Includes one patient that discontinued treatment at Day 1
(2)	Includes one patient that discontinued treatment at Week 1.

The demographics show that HBeAg(+) patients have very high baseline levels of both HBV DNA and HBsAg as compared to the HBeAg(-) patients, indicating higher viral burden. In particular, the HBeAg(-) patients in the 50mg cohort had relatively low levels of both HBV DNA and HBsAg, even when compared to the HBeAg(-) patients in the 25mg cohort.

The primary efficacy endpoint of HBV DNA reduction at week 12 compared to placebo was met for both cohort 1 and cohort 2 (p-value < 0.01) for all patients. When stratified by HBeAg status, both 25mg and 50mg were superior to placebo for HBV DNA reduction and there was evidence of a dose response in HBeAg(+) patients, with the 50mg group achieving a significant reduction of 0.61 log10 compared to a reduction 0.37 log10 in the 25mg cohort. This data suggests that 90% reduction of circulating HBV in the HBeAg(-) patients after only 12 weeks, and almost 70% reduction of circulating HBV in the HBeAg(+) patients after 12 weeks, all at the 50mg dose.  In addition, reductions in HBV RNA and HBsAg are indicative of inhibition of cccDNA, the key reservoir that needs to be cleared for functional cure.

Further subset analysis was performed to evaluate the effect of viral burden on HBV DNA response to inarigivir monotherapy at week 12. Patients treated with both 25mg and 50mg were divided into those with high viral burden, defined as baseline HBV DNA > 6 log10 and those with HBsAg > 4 log10. In both cases the response to inarigivir was highly significant for baseline HBV DNA (p-value < 0.04) and baseline HBsAg (p-value < 0.01), irrespective of HBeAg status. This data indicates the potent efficacy of inarigivir at low doses of 25mg and 50mg daily in both HBeAg(-) and low viral burden patients.

For the secondary endpoint of HBsAg reduction of > 0.5log10, we observed, at week 12 of the inarigivir 25mg monotherapy treatment, a response in three of seven (43%) HBeAg(-) patients. An additional two HBeAg(+) patients had a reduction in HBsAg of > 0.5log10 during therapy, but this was not sustained to week 12. When these two patients were switched per protocol at week 12 to Viread, they both achieved a further decline of HBsAg of > 0.5log10. In the inarigivir 50mg monotherapy group, no patients achieved a reduction of > 0.5log10 in HBsAg. We believe this may be due to the low levels of HBsAg in the HBeAg- patients, possibly reflecting that the source of HBsAg was integrated HBV. Two patients in cohort 2 discontinued treatment due to patient choice at day 1 and week 2, respectively, and are not included in the efficacy analysis but all patients receiving a dose of inarigivir were included in safety analysis. Within the inarigivir treatment group, inarigivir was well tolerated, with no serious adverse events observed. Overall, treatment-emergent adverse events ranged from mild to moderate in severity, with no interferon-like side effects, and no clinical or biochemical events above Grade 3 were observed. Alanine aminotransferase (ALT) flares, defined as an increase in ALT above 200 IU/ml, were observed in three patients in the inarigivir treatment groups. These flares were considered beneficial immune flares since they were associated with a beneficial reduction in viral markers. Two patients on placebo also had ALT flares which were associated with an increase in viral markers related to disease progression.

Sequential Viread Data.  In October 2017, we reported additional results from the first cohort of Part A of the ACHIEVE clinical trial consisting of patient data from 12 weeks of Viread monotherapy treatment that followed 12 weeks of inarigivir (25mg) monotherapy treatment.  Treatment with Viread monotherapy during weeks 12-24 of the first cohort induced potent suppression of HBV DNA in all patients including placebo, and six of 16 patients (38%) in the inarigivir treatment group had a greater than 0.5 log10 reduction in HBsAg at week 24, which included 3 HBeAg(+) patients.  An associated greater than 0.75 log10 reduction in HBeAg was observed in four of nine (44%) HBeAg(+) patients in the inarigivir treatment group, compared to zero of four (0%) in the placebo group. We believe this data suggests an enhanced effect of treatment of patients with inarigivir followed by Viread and is supportive of the proposed combination strategy that will be evaluated in Part B of the ACHIEVE trial, which we anticipate will be initiated in 2018, and pursuant to the study of inarigivir and Vemlidy to be conducted by Gilead.

We anticipate that we will report additional results from the sequential Viread part of the second cohort of the ACHIEVE trial at scientific conferences in the first half of 2018.  Additionally, we anticipate reporting top-line results from the third inarigivir monotherapy dosing cohort (100mg) of Part A of the ACHIEVE trial in mid-2018.

Phase 1 Clinical Trial of Inarigivir in HCV.  In 2014, we completed a Phase 1 clinical trial of inarigivir, which was designed to evaluate the safety and tolerability, pharmacokinetics, pharmacodynamics and antiviral activity of ascending doses of inarigivir and to demonstrate proof of principle of the mechanisms of action of inarigivir to allow for expansion of the development of inarigivir for additional viral diseases. The trial was a two-stage, multi-center study conducted in Australia and New Zealand in genotype 1 and genotype 3 treatment naïve HCV-infected adults. Part A of the trial was an open-label, single ascending dose study in eight treatment-naïve, HCV-infected adults in fasted and fed states. In Part A, each subject in a particular dose group received a single oral dose of 100 mg, 200 mg, 400 mg or 900 mg of inarigivir, with subjects in each subsequent dose group receiving a pre-determined higher dosage than subjects in the preceding dose group. Part B of the trial was a randomized, placebo-controlled, multiple ascending dose study in 30 treatment naïve adults infected with HCV. In Part B, subjects were randomized on a 6:2 basis to inarigivir or placebo. Each subject in the inarigivir arms received an oral dose of 200 mg, 400 mg or 900 mg of inarigivir once daily for seven days, with subjects in each subsequent dose group receiving a higher dosage than subjects in the preceding dose group.

In the trial, inarigivir was well tolerated in all dose groups, and there were no dose limiting toxicities or systemic interferon-like side effects such as flu-like symptoms or fever. Adverse events were mostly mild in severity, and the one serious adverse event that was observed in one subject, acute gallstone cholecystitis, was deemed unlikely by the study investigators to be related to inarigivir.

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

A statistically significant relationship between maximum or peak serum concentration, or Cmax, of inarigivir and maximum suppression of HCV RNA on Day 7 was observed (p =0.015) after exclusion of two subjects in the multiple dose study with extreme Cmax values for inarigivir in a retrospective analysis of the data. The p -value is a function of the observed sample results used for testing a statistical hypothesis. There was no observed relationship between incidences, severity or relationship of adverse events and the dose of inarigivir received.

We also assessed biomarker data to further support inarigivir’s mechanism of action. This included measuring gene expression of ISG-15 and OAS-1, two genes typically associated with the induction of the interferon signaling pathway. The results demonstrated an increase in gene expression of ISG-15 and OAS-1 following administration of inarigivir.

We believe our Phase 1 clinical trial in patients with HCV demonstrated proof of principle of the mechanism of action of inarigivir as a host antiviral immunomodulator, given the oral bioavailability, safety, antiviral activity and biomarker data shown in the trial. We believe that the data from the Phase 1 clinical trial of inarigivir that we completed in 2014 in non-cirrhotic patients infected with HCV who had not received any prior antiviral treatment, and the preclinical and toxicology studies of inarigivir that we have conducted thus far, generated pharmacokinetic, pharmacodynamic and safety data that collectively support our planned clinical program in chronic HBV without the need for a Phase 1 clinical trial in this specific indication.

We are not currently planning any further development of inarigivir for HCV because of the significant recent competitive developments in HCV and market changes over the last few years. Instead, we may consider third-party collaborations for the further development of inarigivir for HCV.

We have not submitted an investigational new drug application, or IND, to the United States Food and Drug Administration, or FDA, and may not conduct any clinical trial for inarigivir in the United States until we submit an IND to the FDA. We intend to submit an IND to the FDA for inarigivir in the second half of 2018 or early 2019.

Preclinical Development of Inargivir.  As part of our preclinical studies of inarigivir, we conducted in vitro and in vivo studies. In the in vitro studies, we observed potent inhibition of HBV replication. We conducted our in vivo studies in woodchucks chronically infected with woodchuck hepatitis virus, or WHV, both as a monotherapy and when sequentially dosed with Baraclude. Since the discovery of WHV in 1978, the American woodchuck has been studied and widely accepted as the most suitable animal model for the study of chronic HBV. WHV is closely related to chronic HBV and its effect on the woodchuck liver is similar to the effect that chronic HBV infection has on the human liver, including with regard to morphology, genome structure and gene products, replication, epidemiology, the course of infection and in the development of illness, including the most common form of liver cancer, hepatocellular carcinoma.

In the monotherapy woodchuck study that we conducted in collaboration with the National Institutes of Health, or NIH, inarigivir was orally administered to two groups of five chronic WHV-carrier woodchucks once daily at 15mg/kg or 30 mg/kg for 12 weeks, with follow-up evaluations for eight weeks post-dosing. During the study, we evaluated blood and liver chemistry to measure the degree of severity of the disease.

In this study, we observed the following:

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

•	Decline in hepatic levels of virus-associated replication intermediates, or RI DNA, cccDNA, which is the major reservoir for chronic viral replication, and WHV RNA;
•	Induction of interferons, interferon stimulated genes and other cytokines associated with activation of RIG-I;
•	Induction of gene expression of RIG-I during and after treatment;
•	Reduction in inflammation of the liver and slower progression of liver disease; and
•	Inarigivir was well-tolerated.

In collaboration with the NIH, we conducted a sequential-dosing study of inarigivir in woodchucks chronically infected with WHV to evaluate the overall antiviral response when inarigivir is used in a sequential-dosing fashion with Baraclude.  In this study, we dosed five woodchucks with chronic WHV infection with inarigivir orally once daily at 30 mg/kg for 12 weeks followed by Baraclude orally once daily at 0.5 mg/kg for four weeks, resulting in statistically significant average declines of 6.43 log10 in WHV DNA and 3.29 log10 in WHsAg from pretreatment levels as shown in the figures below along with significant reductions in levels of hepatic viral DNA, viral RNA and cccDNA. Four of the woodchucks had WHsAg levels near the lower limit of quantification at a point in the study. Lower limit of quantification refers to the lowest quantity or concentration of a substance, such as WHsAg, for which quantitative results may be obtained with a specified degree of confidence using a particular assay or analytical method.

Other Inarigivir Development Efforts for Chronic HBV

We believe that the immunomodulatory activity provided by inarigivir could become a critical component of a future combinatorial treatment of patients infected with chronic HBV, which could increase the percentage of chronic HBV patients who achieve a functional cure.  We have entered into multiple collaborations and seek to enter into additional collaborations with third parties that are investigating and/or developing compounds for the treatment of chronic HBV with different pharmacological mechanisms of action than inarigivir.  In July 2017, we entered into a clinical trial collaboration agreement with Gilead under which Gilead is funding and conducting a Phase 2 trial examining the co-administration of inarigivir and tenofovir alafenamide (marketed by

Gilead as Vemlidy®) in patients infected with chronic HBV.  The protocol for this Phase 2 clinical trial is similar to the trial protocol of Part B of the ACHIEVE trial and provides that treatment will consist of 12 weeks of combination therapy with inarigivir (50mg) and Vemlidy. The protocol for this Phase 2 clinical trial is adaptive, and allows Gilead to conduct additional cohort(s) with 100mg or 200mg of inarigivir. Following 12 weeks of treatment, all patients will receive treatment with Vemlidy as a monotherapy for 36 weeks.  While we have approved the protocol for this trial under a joint steering committee, Gilead is conducting this trial at their own expense. Gilead initiated this clinical trial in the first quarter of 2018 and we anticipate that interim results from this trial will be available in the second half of 2018.  We have also entered into an agreement with Arrowhead Pharmaceuticals, Inc., or Arrowhead, to collaborate on the study of the combined use of inarigivir and Arrowhead’s small interfering ribonucleic acid, or siRNA, product pipeline for the treatment of chronic HBV. Under this collaboration with Arrowhead, we agreed first to study the co-administration of both agents in preclinical models, with the potential to be added to a clinical study. We have also entered into a material transfer agreement with a third party to conduct preclinical experiments examining the co-administration of inarigivir with a capsid inhibitor for the potential treatment of patients infected with chronic HBV.

We are also pursuing the development of SB 9225, a co-formulation of inarigivir with tenofovir disoproxil fumarate, as a potential fixed-dose combination product for the treatment of patients with chronic HBV.   We have conducted early development work that indicates compatibility of inarigivir with Viread in the same formulation.  We are conducting additional formulation development work for SB 9225 with the objective to potentially include the product candidate in Phase 3 clinical trial(s) in 2019. The introduction of SB 9225 could potentially result in enhanced patient compliance and allow for a more favorable safety profile.

Inarigivir and Next-Generation Analog Development Efforts for Other Viral Diseases

We believe that inarigivir has the potential to be a pan-viral agent against RNA viruses. As a result, subject to obtaining additional funding, we may explore the potential use of inarigivir in other viral diseases, including HIV latency.  Certain scientific literature supports that HIV is able to replicate in cells by evading innate immune mechanisms involving sensory proteins such as RIG-I.  Third-party studies suggest that disrupting HIV that is latent or dormant in an infected cell will require re-invigoration of the immune system, which we believe may be possible via the mechanisms of action of inarigivir. If we determine to proceed with the development of inarigivir for HIV latency, we would likely seek to collaborate with major research centers and third parties with significant expertise in HIV to explore the potential use of inarigivir in the eradication of HIV.   We are also developing next-generation analogs of inarigivir, including SB 9400, SB 9941 and SB 9946, as antivirals targeting RIG-I. In preclinical studies, each of these compounds has demonstrated antiviral activity against various viruses. Subject to obtaining additional funding, we plan to evaluate these and other compounds against additional viral diseases to expand the applications of our SMNH compounds.

STING Agonist Program – Immuno-Oncology

We have identified multiple STING agonist compounds, which are differentiated cyclic dinucleotides, as potential immunotherapeutic agents for the treatment of selected cancers. Immunotherapy has recently emerged as a transformative approach for the treatment of cancer because the induction of interferons and interferon-stimulated genes in tumor cells and within the tumor microenvironment is essential for modulating the host-immune response and inducing apoptosis of tumor cells. Recent published scientific literature indicates that the activation of the STING pathway can result in the induction of cellular interferons and cytokines and promote a strong anti-tumor response through the induction of innate and adaptive immune responses. We believe that the distinctive chemistry used to develop our STING agonists allows for conjugation with other therapeutic modalities including but not limited to antibody drug conjugates, or ADCs, for targeted delivery and potential for improved tolerability, safety and efficacy.

We are developing our lead STING agonist candidate, SB 11285, as a potential next-generation immunotherapeutic agent for the treatment of selected cancers. In our preclinical studies in multiple tumor-derived cell lines, SB 11285 has been observed to cause the induction of cytokines consistent with engagement of the target, as well as cell death and apoptosis.  Based on our preclinical studies performed to date, SB 11285 has demonstrated efficacy, without dose limiting toxicities, in multiple rodent tumor models when administered intravenously or intratumorally.  These findings lead us to believe that SB 11285 has the potential to be administered clinically by either route of administration and enables SB 11285 to target a variety of tumors at various anatomic sites and could potentially be used in combination with other therapeutic modalities to enhance efficacy.

In 2017, we presented data from multiple in vivo studies, including the A20 lymphoma, CT26 colon carcinoma, B16 melanoma and orthotopic 4T1 breast cancer syngeneic mouse models at various academic conferences. SB 11285 was evaluated for tumor growth inhibition and tumor growth delay and has shown that it is highly potent and has a durable anti-tumor response when administered intravenously, intratumorally and intraperitoneally across different tumor models. The induction of immune-memory, tumor growth inhibition and abscopal anti-tumor activity upon intra-tumoral administration of SB 11285 has been observed in the A20 lymphoma model. In addition, in the CT26 colon cancer syngeneic mouse model, SB 11285 has exhibited dose-dependent, potent tumor growth inhibition and durable anti-tumor response upon intra-tumoral, intraperitoneal and intravenous routes of administration. In the B16 melanoma model, intravenous and intraperitoneal administration of SB 11285 showed significant inhibition of tumor growth.   In the orthotopic 4T1 breast cancer model, intraperitoneal administration of SB 11285 resulted in significant inhibition of primary tumor growth, as well as inhibition of tumor metastasis. In the rat orthotopic bladder cancer model, intravenous administration of SB 11285 resulted in potent, dose-dependent inhibition of tumor growth in bladder.  As part of the mechanism of action, immuno-histochemistry combined with flow cytometric analysis of tissues and blood from SB 11285-treated groups were conducted which revealed the presence of activated immune cells, including CD8+ T cells, natural killer (NK) cells and macrophages critical for anti-tumor activity. We believe these preclinical studies demonstrate the potential for both intra-tumoral and systemic administration of SB 11285 to target a variety of tumors, which could potentially be used in combination with other therapeutic modalities.

We are developing SB 11285 as a potentially important addition to the current standard of care in the treatment of various cancers, including liver cancer. Since 1980, the incidence of liver cancer has more than tripled.  Of the different forms of liver cancer, HCC is the most prominent, which has only a 5-year survival rate of 10%.  The current best treatment option for patients with HCC is transplantation, indicating there is a significant unmet need for patients with HCC.  We are currently advancing the SB 11285 program with preclinical, toxicology, and process development efforts. Subject to the results of these preclinical studies, we anticipate that we will submit a clinical trial application, or CTA, for SB 11285 in the second half of 2018, and, if approved, initiate Phase 1b/2 clinical trials in HCC later in the second half of 2018.

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

We have devoted considerable effort and resources to build a substantial patent estate designed to provide multiple levels of protection for our product candidates. As of December 31, 2017, we licensed two and owned more than 19 patent families. These patent families include more than 150 patents and patent applications worldwide, including 11 patents and 28 patent applications in the United States and 61 patents and 51 patent applications outside the United States. Of these patents, four U.S. patents and five patents outside of the United States are subject to our license with BioHEP Technologies Ltd., or BioHEP. The licensed families include the active ingredient in inarigivir, i.e., SB 9000, and methods of assembling libraries of SMNH compounds. Our patents and patent applications include protection for:

•	compositions of matter for our SMNH compounds;
•	processes for synthesizing and manufacturing SMNH compounds;
•	methods of using SMNH compounds to treat or prevent disorders such as microbial infections, including dosage forms and formulations and methods relating to course of treatment; and
•	methods of assembling libraries of SMNH compounds.

With respect to inarigivir, as of December 31, 2017, we hold one U.S. patent with claims covering the composition of matter of inarigivir specifically, pharmaceutical compositions, methods of treating HBV and methods of preparing inarigivir. This patent is expected to expire in December 2026, without considering any potential patent term extensions. As of December 31, 2017, we also hold one U.S. patent covering the composition of matter of inarigivir generically, methods of treating HBV, including combination therapy with other agents and treatment of resistant strains of HBV. With patent term adjustment, this patent is expected to expire in June 2030, without considering any potential patent term extensions. This patent has been granted in the European Patent Office and has been nationalized in all the major countries in Europe. These nationalized patents, when issued, are expected to begin to expire in December 2026. We hold patents that have been granted in China, Japan and Korea with claims covering the active ingredient in inarigivir, and methods of using this compound. These patents are expected to begin to expire in 2022. We also hold patent applications that cover methods of using inarigivir, including in viral infections such as HBV and HCV. These patent applications, if issued, will begin to expire in 2031. In addition, we hold patent applications with claims covering the composition of matter of inarigivir generically and specifically in China, Europe, Hong Kong and India, which, if issued, are expected to begin to expire in December 2026.

We hold U.S. and foreign patent applications, which include methods of using inarigivir in various diseases, including certain resistant strains of infections such as HBV and HCV. If these patent applications are issued, the patents would be expected to begin to expire in 2037, without considering any potential patent term extensions.

We hold U.S. provisional patent applications, international (PCT) patent applications, and two foreign patent applications which include claims to compositions of matter and various methods of using our STING agonists, including SB 11285, in various diseases. If any of these patent applications are issued, the patents would be expected to begin to expire in 2037, without considering any potential patent term adjustments or extensions.

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

In the United States, the term of a patent covering an FDA-approved drug may be eligible for a patent term extension under the Hatch-Waxman Act as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years beyond the expiration of the patent but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. It is possible that issued U.S. patents covering inarigivir may be entitled to patent term extensions. If our product candidates receive FDA approval, we intend to apply for patent term extensions, if available, to extend the term of patents that cover the approved product candidates. We also intend to seek patent term extensions in any jurisdictions where they are available, however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

BioHEP License

In January 2016, we entered into an amended and restated license agreement, or the amended license agreement, with BioHEP which amended and restated our prior license agreement with BioHEP which we entered into in December 2003. The amended license agreement became effective on February 1, 2016. Under the amended license agreement, BioHEP granted us an exclusive worldwide license under certain patents and know-how to make, have made, use, sell, offer to sell and import certain product candidates comprising a novel phosphorothioate dinucleotide and certain related compounds, which include inarigivir, SB 9400, SB 9941 and SB 9946, for the diagnosis and/or treatment of all viral diseases and conditions.

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

Manufacturing

We do not currently own or operate manufacturing facilities for production of preclinical, clinical or commercial quantities of any of our SMNH compounds or their components. To date, we have manufactured only limited supplies of drug substance for use in our preclinical and clinical trials at our own facility in Milford, Massachusetts and have contracted with several third-party contract manufacturing organizations for the supply of drug substance and finished product to meet our needs for preclinical testing, including toxicology studies and clinical trials. These contract manufacturers are typically single source suppliers to us. We believe that each of these suppliers has sufficient capacity to meet our needs, and that adequate alternative sources exist. We typically order drug substance and clinical trial supplies on a work order basis and do not enter into long-term dedicated capacity or minimum supply arrangements. However, there is a risk that, if supplies are interrupted, it would materially harm our business.

We believe we have sufficient drug substance to complete our planned Phase 2 clinical trials of inarigivir. In addition, we have secured a single source supplier of the drug substance for inarigivir.  In the ordinary course of our business, we also continue to explore additional sources of supply and believe that we will have additional manufacturer(s) in place in the future for the manufacture of late stage clinical drug supply and the commercial manufacture of inarigivir. If the supply of drug substance is insufficient to complete our trials or we are unable to obtain alternative sources of supply on favorable terms, on a timely basis or at all, our business may be adversely affected.

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

Competition

The development and commercialization of new drug products is highly competitive and characterized by rapid and substantial technological development and product innovations. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide.

FDA-approved treatments for patients with chronic HBV include pegylated interferon-a, or PEG-a, products, including Pegasys® (PEG-IFN a-2a), marketed by Genentech, Inc., and PEG-Intron® (PEG-IFN a-2b), marketed by Merck & Co., Inc., and oral antiviral agents such as the nucleoside analog Baraclude, marketed by Bristol-Myers Squibb Company, and the nucleotide analog Viread, marketed by Gilead. In addition, several pharmaceutical and biotechnology companies, including Alnylam Pharmaceuticals, Inc., Arbutus, Arrowhead, Assembly Biosciences, Inc., Gilead and Janssen Pharmaceuticals, Inc., are developing therapies with varying mechanisms of action to address chronic HBV, including non-nucleotide antivirals and non-interferon immune enhancers. We believe that instead of competing with certain of these therapies, inarigivir has the potential to be used as a complementary therapy to certain of the treatments identified above.

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

Our STING agonist program will face significant competition from companies in the immuno-oncology subsector of the pharmaceutical and biotechnology industry.  We are aware that certain large pharmaceutical companies, including Merck & Co., Bristol-Myers Squibb Company and Novartis AG, as well as other companies such as Aduro Biotech, are actively developing potentially competitive products and technologies.

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

The key competitive factors affecting the success of inarigivir, SB 11285 and any other product candidates that we develop, if approved, are likely to be their efficacy, safety, convenience, price and the availability of reimbursement from government and other third-party payors.

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

Concurrent with clinical trials, companies often complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must develop methods for testing the identity, strength, quality, purity and potency of the final drug. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

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

Regulatory Data Exclusivity in the European Union

In the European Union, innovative medicinal products authorized in the EU on the basis of a full marketing authorization application (as opposed to an application for marketing authorization that relies on data available in the marketing authorization dossier for another, previously approved, medicinal product) are entitled to eight years of data exclusivity. During this period, applicants for authorization of generics of these innovative products cannot rely on data contained in the marketing authorization dossier submitted for the innovative medicinal product. During an additional two-year period of market exclusivity, a generic marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic medicinal product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

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

Regulatory Requirements after Marketing Authorization

Similar to the U.S., both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the individual EU Member States both before and after grant of the manufacturing and marketing authorizations.

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

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular drug candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states, and parallel trade, i.e., arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the PPACA. Congress and the current presidential administration have expressed their intentions to repeal and replace the PPACA. President Trump issued at least one Executive Order and both chambers of Congress passed bills all with the goal of fulfilling these intentions. If full or partial repeal is enacted, many if not all of the provisions of the PPACA may no longer apply to prescription drugs.

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

Employees

As of December 31, 2017, we had 21 full-time permanent employees, of which nine work in administration and operations and 12 work in research and development.  Ten of our 21 full-time permanent employees hold Ph.D. or M.D. degrees. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

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

We do not have any products approved by regulatory authorities for marketing and have not generated any revenue from product sales, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception. For the years ended December 31, 2017 and 2016, we reported a net loss of $27.7 million and $17.4 million, respectively. We had an accumulated deficit of $79.2 million at December 31, 2017.

We expect to continue to incur significant and increasing losses for the foreseeable future. We anticipate these losses to increase as our expenses increase, and we expect that our expenses will increase if and as we:

•

continue to develop and conduct clinical trials of our lead product candidate, inarigivir, including our ongoing Phase 2 ACHIEVE clinical trial of inarigivir for chronic HBV, which we refer to as the ACHIEVE trial;

•	continue preclinical development of SB 11285, our lead STING agonist product candidate, and initiate clinical trials of SB 11285, if supported by the preclinical data;
•

initiate and continue research and preclinical and clinical development efforts for our other product candidates, including SB 9225, a potential fixed-dose co-formulation product that combines inarigivir and tenofovir disoproxil fumarate;

•	seek to identify and develop additional product candidates;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various products for which we may obtain marketing approval, if any;
•	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;
•	maintain, expand and protect our intellectual property portfolio;
•	hire and retain additional personnel, including clinical, quality control and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and
•	add equipment and physical infrastructure to support our research and development programs and the buildout and transition to our new corporate headquarters.

We currently have no source of product revenue and may never become profitable.

Our ability to achieve and maintain profitability will depend upon our ability to generate revenue. We have not generated any revenue from product sales and do not expect to generate significant revenue unless and until we are able to gain regulatory approval of and commercialize inarigivir, SB 11285, SB 9225 or any other product candidate that we may develop, in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval for any of our product candidates, we do not know when we will generate revenue from product sales, if at all. Our ability to generate revenue from product sales of any of our product candidates also depends on a number of factors, including our ability to:

•

successfully complete development activities, including filing one or more investigational new drug, or IND, applications, enrollment of trial participants and completion of the necessary clinical trials;

•	enter into arrangements with third parties to further validate our technology and product candidates;
•

complete and submit New Drug Applications, or NDAs, to the United States Food and Drug Administration, or FDA, and obtain regulatory approvals from the FDA for our product candidates in indications for which there is a commercial market;

•	complete and submit applications to, and obtain regulatory approval from, regulatory authorities outside of the United States, or foreign regulatory authorities for our product candidates;
•	successfully commercialize any approved products;
•	manufacture or have manufactured commercial quantities of our products at acceptable cost levels;
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

Even if we are able to generate revenues from the sale of inarigivir, SB 11285, SB 9225 or any other product candidate, we may not generate revenues that are large enough for us to become profitable. This is in part due to the numerous risks and uncertainties associated with product development, including uncertainties regarding the timing or amount of increased expenses. Even if we are able to complete the development and regulatory process for any of our product candidates, we anticipate incurring significant costs associated with commercializing these products. Our failure to become and remain profitable would decrease the value of the Company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of product candidates or continue our operations. A decline in the value of the Company could cause you to lose all or part of your investment.

We intend to expend a significant amount of our limited resources on the development of our sole clinical stage product candidate, inarigivir, for antiviral applications and may fail to capitalize on other technologies, product candidates or other indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we are focusing a significant amount of our resources on the development of inarigivir, which concentrates the risk of product failure on inarigivir. Inarigivir may prove to be unsafe or ineffective. Because of this concentration of resources, we may forego or delay development of other technologies, product candidates or other indications that later prove to have greater commercial potential.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate new clinical trials of, initiate new research and preclinical development efforts for and seek marketing approval for inarigivir, SB 11285, SB 9225 and any other product candidates.  Even if we obtain marketing approval for any of these product candidates, we may incur significant commercialization expenses.

We plan to continue to use our existing cash, cash equivalents and marketable securities to continue development of our product candidates, particularly inarigivir, SB 11285 and SB 9225. We expect that our cash, cash equivalents and marketable securities as of December 31, 2017 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2019, but will not be sufficient to fund the initiation of any Phase 3 trial for inarigivir which could occur earlier than the fourth quarter of 2019.

We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We do not have any committed external source of funds.

We have based our estimates on assumptions that may prove to be wrong, and we could deploy our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	initiation, progress, timing, costs and results of preclinical studies and clinical trials of inarigivir, including our ACHIEVE trial;
•	initiation, progress, timing, costs and results of preclinical studies and, if applicable, clinical trials of SB 11285;

•	initiation, progress, timing, costs and results of preclinical studies and clinical trials of our other product candidates, including SB 9225;
•	our obligation to make royalty and non-royalty sublicense payments to third-party licensors, if any, under our licensing agreements;
•	the timing, receipt, and amount of milestone payments or royalties, if any, from inarigivir, SB 11285, SB 9225 or any of our other product candidates;
•	the number and characteristics of product candidates that we discover or in-license and develop;
•

the outcome, timing and cost of seeking regulatory review by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and maintaining and enforcing other intellectual property rights;
•	subject to receipt of marketing approval, revenue, if any, received from commercial sales of inarigivir and any other products;
•	the costs and timing of the implementation of commercial-scale manufacturing activities;
•	the costs and timing of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval;
•	the costs and timing of building out and transitioning to our new corporate headquarters in the first half of 2018; and
•	the costs of operating as a public company.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to inarigivir, SB 11285, SB 9225 or our other product candidates or technologies.

Until we can generate substantial revenue from product sales, if ever, we expect to seek additional capital through a combination of private and public equity offerings, debt financings, strategic collaborations and/or alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders may be diluted, and the terms of these securities may include provisions that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include liens or other restrictive covenants limiting our ability to take important actions, such as incurring additional debt, making capital expenditures or declaring dividends. Securing additional financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of inarigivir, SB 11285, SB 9225 and our other product candidates.

We have an effective shelf registration statement on Form S-3 (Registration No. 333-218399), or the Shelf Registration Statement, on file with the Securities and Exchange Commission pursuant to which we may, from time to time, sell up to an aggregate of $103.5 million (as of December 31, 2017) of our common stock, preferred stock, warrants, purchase rights, units, or debt securities.  During the second quarter of 2017, we issued and sold an aggregate of 3,269,219 shares of our common stock at $13.00 per share in an underwritten public offering under the Shelf Registration Statement. In August 2017, we established an at-the-market offering program with Cantor Fitzgerald & Co., or Cantor, pursuant to which we may offer and sell shares of our common stock with an aggregate purchase price of up to $50.0 million pursuant to the Shelf Registration Statement. During the fourth quarter of 2017, we sold an aggregate of 252,443 shares of our common stock pursuant to this at-the-market offering program at a weighted average selling price of $15.55 per share. Future sales of securities under the Shelf Registration Statement, including any sales under the at-the-market offering program, could result in dilution of our stockholders and could have a negative impact on our stock price.

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

We anticipate that we may need to enter into additional collaborations and relationships with strategic and development partners to develop our product candidates and market any approved products and we may be unable to attract additional collaborations with other biotechnology and pharmaceutical companies to advance the development of inarigivir, SB 11285, SB 9225 and any of our other product candidates.

We currently do not possess all of the financial and development resources necessary to develop and commercialize products that may result from our technologies. Unless we expand our product development capacity and enhance our internal marketing capability, we will need to make appropriate arrangements with strategic partners to develop and commercialize any product candidates that may be approved.  A component of our business strategy includes obtaining strategic collaborations and alliances or licensing arrangements with other biotechnology and pharmaceutical companies to further validate and advance the development of inarigivir, SB 11285 and certain of our other product candidates. We may not be able to attract such partners, and even if we are able to enter into such partnerships, the terms may be less favorable than anticipated. Further, entering into partnership agreements may limit our commercialization options and/or require us to share revenues and profits with our partners, and we may have to relinquish valuable rights to our technologies or grant licenses on terms that are not favorable to us. If we are unable to enter into any of these agreements on commercially attractive terms, we may be unable to develop certain programs due to a limited availability of resources.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

Our future success is substantially dependent on the successful clinical development, regulatory approval and commercialization of inarigivir and/or SB 9225, and will require significant capital resources and years of additional clinical development effort. If we are unable to develop, obtain regulatory approval for or successfully commercialize inarigivir or experience significant delays in doing so, our business could be materially harmed.

We do not have any products that have gained regulatory approval. As a result, our business is dependent on our ability to successfully complete clinical development of, obtain regulatory approval for, and, if approved, to successfully commercialize inarigivir and/or SB 9225 in a timely manner. The success of inarigivir and/or SB 9225 will depend on several factors, including the following:

•	successful initiation and completion of our ongoing ACHIEVE trial;
•	successful completion of additional studies to support additional clinical trials;
•	initiation and successful enrollment and completion of additional clinical trials;
•	our ability to enter into arrangements with third parties to further validate inarigivir;
•	safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority for marketing approval;

•	timely receipt of marketing approvals from applicable regulatory authorities;

•	the performance of our collaborators;
•	establishment of supply arrangements with third-party raw materials suppliers and manufacturers;
•	establishment of arrangements with third-party manufacturers to obtain finished drug products that are appropriately packaged for sale;
•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•	protection of our rights in our intellectual property portfolio;
•	successful launch of commercial sales following any marketing approval;
•	a continued acceptable safety profile following any marketing approval;
•	commercial acceptance by patients, the medical community and third-party payors following any marketing approval; and
•	our ability to compete with other therapies, including therapies targeting viral hepatitis and other antiviral applications.

Many of these factors are beyond our control, including the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any collaborators. If we are unable to develop, receive marketing approval for and successfully commercialize inarigivir and/or SB 9225 or experience delays because of any of these factors or otherwise, our business could be substantially harmed.

We plan to conduct multiple clinical trials of inarigivir. If patients in any of these trials experience adverse safety events, we may be required to delay, discontinue or modify all of our clinical trials of inarigivir.

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

The outcome of preclinical studies and early clinical trials may not be predictive of the results of later clinical trials and interim results of clinical trials do not necessarily predict success in such clinical trials. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier preclinical studies and clinical trials. The results from our in vitro and in vivo preclinical studies may not translate into human efficacy.

We have only completed a Phase 1 clinical trial of inarigivir in patients with HCV, and more recently, we completed the first two low dose cohorts of our ACHIEVE trial in patients with chronic HBV. In the Phase 1 HCV trial, we evaluated inarigivir in 38 non-cirrhotic HCV infected patients as a monotherapy treatment for up to seven days. We conducted the Phase 1 clinical trial in Australia and New Zealand in 2013 and 2014. We expect that the dose and frequency will be different for other indications of antiviral therapy. For instance, in our ACHIEVE trial, the dose of inarigivir for chronic HBV is of longer duration (12 weeks) and involves sequential and combination therapy with other antiviral agents. As a result, our Phase 1 clinical trial results in HCV and our results to date in our ACHIEVE trial may not be indicative of future results in our clinical trials in patients with chronic HBV.

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. If we fail to receive positive results in clinical trials of inarigivir, SB 11285 or SB 9224, the development timeline and regulatory approval and commercialization prospects for such product candidate, and, correspondingly, our business and financial prospects, would be negatively impacted.

Interim, "top-line," and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available or as additional analyses are conducted, and the data are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, "top-line," or preliminary data from our clinical studies. For instance, in 2017, we reported top-line results from the initial two low dose inarigivir monotherapy dosing cohorts of Part A the ACHIEVE clinical trial. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or "top-line" data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Material adverse changes between preliminary, "top-line," or interim data and final data could significantly harm our business prospects.

The therapeutic efficacy of inarigivir, SB 11285 and our other product candidates is unproven in humans, and we may not be able to successfully develop and commercialize inarigivir, SB 11285, SB 9225 or any of our other product candidates.

Inarigivir, SB 11285 and our other product candidates are novel compounds and their potential benefit as antiviral drugs, immunotherapies or immunomodulators, as applicable, is unproven. Inarigivir, SB 11285 and our other product candidates may not prove to be effective against the indications for which they are being designed to act and may not demonstrate in clinical trials any or all of the pharmacological effects that have been observed in preclinical studies.

Inarigivir, SB 11285, SB 9225 and our other product candidates may interact with human biological systems in unforeseen, ineffective or harmful ways. If any of our product candidates is associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon the development of such product candidate or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Because of these and other risks described herein that are inherent in the development of novel therapeutic agents, we may never successfully develop or commercialize inarigivir, SB 11285, SB 9225 or any of our other product candidates, in which case our business will be harmed.

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

There can be no assurance that the FDA or other foreign regulatory authority will not put clinical trials of inarigivir, SB 11285, SB 9225 or any of our other product candidates on clinical hold now or in the future. Clinical trials may be delayed, suspended or prematurely terminated or may take longer than anticipated for a variety of reasons, such as:

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

We have not submitted an IND application to the FDA or similar drug approval filings to any comparable foreign regulatory entity for inarigivir, SB 11285, SB 9225 or any other product candidate. We may not conduct any clinical trials for any particular product candidate in the United States until we submit an IND to the FDA for such product candidate. Because we may develop inarigivir or SB 11285 for multiple indications, we may be required to submit multiple INDs to the FDA for these indications and may not conduct a clinical trial in the United States for that indication unless we do so.

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

If we or our collaborators experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We or our collaborators may not be able to initiate or continue clinical trials for any of our product candidates if we or our collaborators, as applicable, are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials as required by the FDA or comparable foreign regulatory authorities, such as the European Medicines Agency, or the EMA. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

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

For instance, in our Phase 1 clinical trial of inarigivir in patients with HCV, we experienced significant delays in enrollment due to competing clinical trials in patients with HCV being conducted by other biopharmaceutical companies

Our inability to enroll a sufficient number of patients for our clinical trials could result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, delay or halt the development of and approval processes for our product candidates and jeopardize our ability to commence sales of and generate revenues from our product candidates, which could cause the value of our company to decline.

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

We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any of our product candidates.  Furthermore, any inability to complete preclinical and clinical development successfully could result in additional costs to us and impair our ability to generate revenues. Moreover, if (1) we are required to conduct additional clinical trials or other testing of our product candidates beyond the trials and testing that we, or they contemplate, (2) we are unable to successfully complete clinical trials of our product candidates or other testing, (3) the results of these clinical trials or tests are unfavorable, uncertain or are only modestly favorable or (4) there are unacceptable safety concerns associated with our product candidates, we may:

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

Inarigivir, SB 11285, SB 9225 or any other product candidate may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval or limit the commercial profile of an approved label.

Undesirable side effects caused by inarigivir, SB 11285, SB 9225 or any other product candidate could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities.

Results of our trials could reveal an unacceptably high severity and prevalence of side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Study drug-related side effects could affect study subject recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims.

If inarigivir, SB 11285, SB 9225 or any of our other product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound.

Our commercial success depends upon attaining significant market acceptance of inarigivir as a monotherapy or in combination with other antiviral agents or of any other product candidates, if approved, among physicians, patients, healthcare payors and others in the medical community necessary for commercial success, and the market opportunity for the product candidate may be smaller than we estimate.

Even if we obtain regulatory approval for inarigivir or SB 9225 or any other product candidate in chronic HBV or other indications, our product candidate may not gain market acceptance among physicians, healthcare payors, patients or the medical community. For example, physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of coverage or reimbursement for existing therapies.

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

Moreover, if inarigivir or SB 9225 is approved but fails to achieve market acceptance among physicians, patients, or healthcare providers are restricted, withdrawn or recalled or fail to be approved, as the case may be, we may not be able to generate significant revenues, which would compromise our ability to become profitable.

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

Even if we are able to commercialize inarigivir, SB 11285, SB 9225 or any other product candidate, the product candidate may not receive coverage and adequate reimbursement from third-party payors, which could harm our business.

Significant uncertainty exists as to the coverage and reimbursement status of our product candidates for which we obtain regulatory approval. Our ability to commercialize inarigivir, SB 11285, SB 9225 or any other product candidate successfully will depend, in part, on the extent to which coverage and adequate reimbursement for such product candidate will be available from third party payors, including government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels.

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

A primary trend in the United States healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical drugs. Third-party payors may also seek with respect to an approved product additional clinical evidence, beyond the data required to obtain marketing approval, demonstrating clinical benefits and value in specific patient populations or costly pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies before covering inarigivir, SB 11285 or any other product candidate. We cannot be sure that coverage and reimbursement will be available for any of these product candidates and, if it is available, whether the level of reimbursement will be adequate. Coverage and reimbursement may impact the demand for, or the price of any of our product candidates, if approved. If reimbursement is not available or is available only at limited levels, we may not be able to commercialize inarigivir, SB 11285 or any other product candidate successfully, if approved.

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

The development and commercialization of new drug products is highly competitive. We expect that we will face competition with respect to inarigivir, SB 11285, SB 9225 and any other product candidates that we may seek to develop or commercialize, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. For instance, there are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of chronic HBV. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

We expect inarigivir and SB 9225 to face intense and increasing competition as new products enter the relevant antiviral markets and advanced technologies become available. FDA-approved treatments for patients with chronic HBV include pegylated interferon-a, or PEG-IFN-a, products including Pegasys (PEG-IFN a-2a), marketed by Genentech, Inc., and PEG-Intron (PEG-IFN a-2b), marketed by Merck & Co., Inc., and oral antiviral agents such as the nucleoside analog Baraclude (entecavir), marketed by Bristol-Myers Squibb Company, and the nucleotide analogs Viread (tenofovir disoproxil fumarate) and Vemlidy (tenofovir alafenamide), both marketed by Gilead Sciences, Inc. These treatments are designed to decrease the risk of liver damage from chronic HBV by slowing down or stopping the virus from reproducing. In addition, several pharmaceutical and biotechnology companies, including Alnylam Pharmaceuticals, Inc., Arbutus Biopharma Corp., Arrowhead Research Corporation, or Arrowhead, Assembly Biosciences, Inc., Gilead Sciences, Inc. and Janssen Pharmaceuticals, Inc., are developing therapies with varying mechanisms of action to address chronic HBV, including non-nucleotide antivirals and non-interferon immune enhancers.

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

Our competitors may obtain regulatory approval of their products before we are able to, which may limit our ability to develop or commercialize inarigivir, SB 11285, SB 9225 or any of our other product candidates. Our competitors may also develop drugs that are safer, more effective, more convenient or less expensive than ours, and may also be more successful than us in manufacturing and marketing their products. In addition, our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective, have fewer or more tolerable side effects or are less costly than any product candidates that we are currently developing or that we may develop. These appreciable advantages could reduce or eliminate our commercial opportunity and render inarigivir, SB 11285, SB 9225 or any other product candidates obsolete or non-competitive.

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

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of inarigivir, SB 11285, SB 9225 or any other product candidates.

We face an inherent risk of product liability exposure related to the testing of our product candidates by us or our investigators in human clinical trials and will face an even greater risk if we commercially sell inarigivir, SB 11285, SB 9225 or any of our other product candidates if and after we obtain regulatory approval. Product liability claims may be brought against us by study subjects enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling inarigivir, SB 11285, SB 9225 or any of our other product candidates. If we cannot successfully defend ourselves against claims that our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in, for example:

•	decreased demand for inarigivir, SB 11285, SB 9225 or any of our other product candidates;
•	the inability to commercialize these product candidates;
•	termination of clinical trial sites or entire trial programs;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial subjects;
•	significant costs to defend the related litigation;
•	substantial monetary awards to clinical trial subjects or patients;
•	loss of revenue;
•	diversion of management and scientific resources from our business operations; and
•

increased scrutiny and potential investigation by, among others, the FDA, the United States Department of Justice, or DOJ, the Office of Inspector General of the office of Health and Human Services, or HHS, state attorneys general, members of Congress and the public.

Our business and operations would suffer in the event of computer system failures.

Despite the implementation of security measures, our internal computer systems and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. Like other companies, we may from time to time experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, systems failures and disruptions. In addition, our systems safeguard important confidential personal data regarding our subjects. If a disruption event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

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

We rely on third-party manufacturers to produce inarigivir and expect to rely on third-party manufacturers to produce our other product candidates in the future. Our ability to obtain clinical supplies of inarigivir or other product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. The ultimate impact on us, our significant suppliers and our general infrastructure of being in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.

Our corporate headquarters is located in Hopkinton, Massachusetts. We plan to relocate our current corporate headquarters to another location in Hopkinton, Massachusetts during the second quarter of 2018. There are uncertainties related to the relocation that may cause unexpected disruptions to our operations. We can give no assurance that the relocation will be completed as planned or within the expected timing. In addition, the relocation costs may exceed our estimates, and the expected benefits of the move may not be fully realized due to associated disruption to operations and to personnel.

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

Our service providers are not our employees, and except for remedies available to us under our agreements with such service providers, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, nonclinical and preclinical programs. If service providers do not successfully carry out their contractual duties or obligations or meet expected deadlines or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, our preclinical studies and clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize inarigivir. As a result, our results of operations and the commercial prospects for inarigivir would be harmed, our costs could increase and our ability to generate revenues could be delayed.

Because we have relied and continue to rely on third parties, our internal capacity to perform these functions is limited. Outsourcing these functions involves risk that third parties may not perform to our standards, may not produce results in a timely manner or may fail to perform at all. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. We currently have a small number of employees, which limits the internal resources we have available to identify and monitor our third-party providers. To the extent we are unable to identify and successfully manage the performance of third-party service providers in the future, our business may be adversely affected. Though we carefully manage our relationships with our service providers, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

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

We have no experience manufacturing any product candidate on a commercial scale and have no manufacturing facility. We are dependent on contract manufacturers for the manufacture of inarigivir as well as on third parties for our supply chain and expect to rely on contract manufacturers for any other product candidates. If we experience problems with any such contract manufacturers, the manufacturing of inarigivir, SB 11285, SB 9225 or any other product candidate could be delayed.

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

For instance, in 2016, we had to transition the manufacture of the drug substance for inarigivir to another supplier. While we currently believe we have sufficient drug substance to complete our ongoing Phase 2 clinical trials of inarigivir for chronic HBV, if the supply of drug substance turns out to be insufficient to complete such trials or we are unable to obtain alternative sources of supply on favorable terms, on a timely basis or at all, our business may be adversely affected.

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

If we enter into additional licensing or collaboration agreements with third parties to develop, obtain regulatory approvals for and commercialize inarigivir, SB 11285 or any other product candidates, our prospects with respect to those product candidates will depend in significant part on the success of those collaborations.

We are a party to preclinical and clinical collaborations with third parties to evaluate the combination of our product candidates and the third party’s product candidate, including our ACHIEVE trial being conducted under our clinical trial supply and collaboration with Gilead. We expect to enter into additional collaborations with other pharmaceutical or biotechnology companies in developing our product candidates, including inarigivir, SB 11285 and our other product candidates. Under such collaborations, we have or may have limited control over the amount and timing of resources that our collaborators will dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will, in part, depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, in the case of collaborations intended to evaluate the combination of inarigivir, SB 11285 and other product candidates, the success of any such collaboration may depend on the success of the development of the product or product candidate that our collaborator is developing.  For instance, in the event that any of these third parties have unforeseen issues that negatively impact their clinical development or marketing approval for their products or product candidates or otherwise negatively affect their ability to continue to clinically develop or market their products or product candidates, our ability to complete our applicable clinical trials and/or evaluate clinical results and, ultimately, our ability to receive regulatory approval for our product candidates for the indications we are pursuing may also be negatively impacted.

Collaborations involving our product candidates pose a number of risks, including the following:

•	collaborators have significant discretion in determining the efforts and resources that they will devote to these collaborations;
•	collaborators may not perform their obligations as expected;
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

Despite our efforts, we may be unable to secure additional collaborative licensing or other arrangements that are necessary for us to further develop and commercialize inarigivir, SB 11285, SB 9225 or any other product candidates. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the potential differentiation of our product candidate from competing product candidates, design or results of clinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities and the regulatory pathway for any such approval, the potential market for the product candidate, the costs and complexities of manufacturing and delivering the product to patients and the potential of competing products. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available for collaboration and whether such a collaboration could be more attractive than the one with us for our product candidate. Supporting diligence activities conducted by potential collaborators and negotiating the financial and other terms of a collaboration agreement are long and complex processes with uncertain results. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

Risks Related to Regulatory Approval and Marketing of Our Product Candidates and Other Legal Compliance Matters

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time consuming and uncertain and may prevent us or any future collaborators from obtaining approvals for the commercialization of inarigivir, SB 11285, SB 9225 or our other product candidates. As a result, we cannot predict when or if, and in which territories, we, or any future collaborators, will obtain marketing approval to commercialize inarigivir, SB 11285, SB 9225 or our other product candidates.

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. We, and any future collaborators, are not permitted to market any of our product candidates in the United States or in other countries until we, or they, receive approval of an NDA from the FDA or marketing approval from applicable foreign regulatory authorities. Product candidates in various stages of development are subject to the risks of failure inherent in drug development. We have not submitted an application for or received marketing approval for inarigivir, SB 11285 or any of our product candidates in the United States or in any other jurisdiction. We have limited experience in conducting and managing the clinical trials necessary to obtain marketing approvals, including FDA approval of an NDA.

The process of obtaining marketing approvals, both in the United States and abroad, is lengthy, expensive and uncertain. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA or other regulatory authorities may determine that inarigivir, SB 11285, SB 9225 and our other product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude us from obtaining marketing approval or prevent or limit commercial use. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

A Breakthrough Therapy Designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

We do not currently have Breakthrough Therapy Designation for any of our product candidates but may seek such designation. A Breakthrough Therapy Designation may be granted to a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and for which preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for development. Drugs designated as Breakthrough Therapies are also eligible for accelerated approval.

Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe, after completing early clinical trials, that one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to grant such designation. In any event, the receipt of a Breakthrough Therapy designation by itself for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as a Breakthrough Therapy, the FDA may later decide that such product candidates no longer meet the conditions for qualification.

A Fast Track Designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

We do not currently have Fast Track Designation for any of our product candidates but may seek such designation. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track Designation. The FDA has broad discretion whether to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Many drugs that have received Fast Track Designation have failed to obtain drug approval.

Failure to obtain marketing approval in foreign jurisdictions would prevent inarigivir from being marketed abroad. Any approval we are granted in the United States would not assure approval in foreign jurisdictions.

In order to market and sell our products in the European Union and other foreign jurisdictions, including Japan, China and South Korea, we, and any future collaborators, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, a product must be approved for reimbursement before the product can be approved for sale in that country. We, and any future collaborators, may not obtain approvals from foreign regulatory authorities on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may file for marketing approvals but not receive necessary approvals to commercialize our products in any market. If we are unable to obtain approval of our product candidates by regulatory authorities in the European Union, Japan, China, South Korea or another foreign country or jurisdiction, the commercial prospects of our product candidates may be significantly diminished and our business prospects could decline.

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

Any of our product candidates for which we, or any future collaborators, obtain marketing approval, as well as the manufacturing processes, post-approval studies and measures, labeling, advertising and promotional activities for such product, among other things, will be subject to ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Thus, even if marketing approval of inarigivir or another product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a Risk Evaluation and Mitigation Strategy.

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

FDCA. The federal Food, Drug and Cosmetic Act, or FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices; and

Analogous State and Foreign Laws. Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, and transparency laws, may apply to sales or marketing arrangements, and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. In addition, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Current and future legislation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of inarigivir, SB 11285, SB 9225 or our other product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any future collaborators, to profitably sell any products for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any future collaborators, may receive for any approved products.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the PPACA. Congress and the current presidential administration have expressed their intentions to repeal and replace the PPACA. President Trump issued at least one Executive Order and both chambers of Congress passed bills all with the goal of fulfilling these intentions. If full or partial repeal is enacted, many if not all of the provisions of the PPACA may no longer apply to prescription drugs. We cannot predict the full impact of the PPACA or future reform measures on our operations.  However, any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. The Budget Control Act of 2011, the American Taxpayer Relief Act of 2012, and a repeal or partial repeal and replacement of the PPACA may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which regulatory approval is obtained.

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

We are a party to a license agreement with BioHEP Technologies Ltd. (formerly known as Micrologix Biotech, Inc.), or BioHEP, under which we license certain patents and know-how to make, have made, use, sell, offer to sell and import certain product candidates, including inarigivir. We may enter into additional license agreements in the future. Our license agreement with BioHEP imposes, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we might not be able to market any product that is covered by these agreements, which could materially adversely affect the value of the product candidate being developed under the license agreement. Termination of these license agreements may result in our having to negotiate new or reinstated licenses with less favorable terms.

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

We may license patent rights that are valuable to our business from third parties, in which event we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology or medicines underlying such licenses. We cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business. If any such licensor fails to maintain such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our product candidates that are the subject of such licensed rights could be adversely affected. In addition to the foregoing, the risks associated with patent rights that we license from third parties also apply to patent rights we own.

The patent positions of biotechnology and pharmaceutical companies generally are highly uncertain, involve complex legal and factual questions and have in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patents, including those patent rights licensed to us by third parties, are highly uncertain. The steps we or our licensors have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, both inside and outside the United States. Further, the examination process may require us or our licensors to narrow the claims for our pending patent applications, which may limit the scope of patent protection that may be obtained if these applications issue as patents. The rights already granted under any of our currently issued patents or those licensed to us and those that may be granted under future issued patents may not provide us with the proprietary protection or competitive advantages we are seeking. Changes in the patent laws, implementing regulations or interpretation of the patent laws in the United States and other countries may also diminish the value of our patents or narrow the scope of our patent protection. If we or our licensors are unable to obtain and maintain patent protection for our technology and product candidates, or if the scope of the patent protection obtained is not sufficient, our competitors could develop and commercialize technology and products similar or superior to ours, and our ability to successfully commercialize our technology and product candidates may be adversely affected.

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

Our pending applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, issued patents that we own or have licensed from third parties may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in the loss of patent protection, the narrowing of claims in such patents or the invalidity or unenforceability of such patents, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection for our technology and products. Protecting against the unauthorized use of our or our licensors’ patented technology, trademarks and other intellectual property rights is expensive, difficult and in some cases may not be possible. In some cases, it may be difficult or impossible to detect third-party infringement or misappropriation of our intellectual property rights, even in relation to issued patent claims, and proving any such infringement may be even more difficult.

If third parties initiate legal proceedings against us alleging that we are infringing their intellectual property rights, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates.

Our commercial success depends upon our ability to develop, manufacture, market and sell inarigivir, SB 11285, SB 9225 and any other product candidates and to use our related proprietary technologies, without infringing the intellectual property and other proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, and interferences, post-grant review, inter partes review, and reexamination proceedings before the United States Patent and Trademark Office, or USPTO, and corresponding foreign patent offices. As a result, we may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to inarigivir, SB 11285, SB 9225 or any other product candidates, including interference or derivation proceedings before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods of treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications, which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patents were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, the holders of any such patents may be able to block our ability to develop and commercialize the applicable product candidate.

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

While inarigivir and SB 11285 are being observed in preclinical studies and/or clinical trials, we believe that the use of inarigivir and SB 11285 in these preclinical studies and/or clinical trials falls within the scope of the exemptions provided by 35 U.S.C. Section 271(e) in the United States, which exempts from patent infringement liability activities reasonably related to the development and submission of information to the FDA. If these product candidates progress toward commercialization, the possibility of a patent infringement claim against us increases. We attempt to ensure that the methods we employ to manufacture inarigivir and SB 11285, as well as the methods for their use that we intend to promote, do not infringe other parties’ patents and other proprietary rights. There can be no assurance they do not, however, and competitors or other parties may assert that we infringe their proprietary rights in any event.

In addition, we plan to evaluate inarigivir and SB 11285 in combination with other product candidates and approved products that are covered by patents held by other companies or institutions.  In the event that a labeling instruction is required in product packaging recommending that combination, we could be accused of, or held liable for, infringement of the third-party patents covering the product candidate or product recommended for administration with inarigivir or SB 11285. In such a case, we could be required to obtain a license from the other company or institution to use the required or desired package labeling, which may not be available on commercially reasonable terms, or at all.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on inarigivir, SB 11285, SB 9225 and any other product candidates throughout the world would be prohibitively expensive, and our or our licensors’ intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws and practices of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we and our licensors may not be able to prevent third parties from practicing our and our licensors’ inventions in all countries outside the United States, or from selling or importing products made using our and our licensors’ inventions in or into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products, and may export otherwise infringing products to territories where we or our licensors have patent protection, but where enforcement is not as strong as in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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

A number of foreign countries have stated that they are willing to issue compulsory licenses to patents held by innovator companies on approved drugs to allow the government or one or more third-party companies to sell the approved drug without the permission of the innovator patentee where the foreign government concludes it is in the public interest. India, for example, has used such a procedure to allow domestic companies to make and sell patented drugs without innovator approval. There is no guarantee that patents covering any of our drugs will not be subject to a compulsory license in a foreign country, or that we will have any influence over if or how such a compulsory license is granted. Further, Brazil allows its regulatory agency, ANVISA, to participate in deciding whether to grant a drug patent in Brazil, and patent grant decisions are made based on several factors, including whether the patent meets the requirements for a patent and whether such a patent is deemed in the country’s interest. In addition, several other countries have created laws that make it more difficult to enforce drug patents than patents on other kinds of technologies. Further, under the treaty on the Trade-Related Aspects of Intellectual Property, or TRIPS, as interpreted by the Doha Declaration, countries in which drugs are manufactured are required to allow exportation of the drug to a developing country that lacks adequate manufacturing capability. Therefore, our drug markets in the United States or foreign countries may be affected by the influence of current public policy on patent issuance, enforcement or involuntary licensing in the healthcare area.

In November 2015, members of the World Trade Organization, or the WTO, which administers TRIPS, voted to extend the exemption against enforcing pharmaceutical drug patents in least developed countries until 2033. We currently have no patent applications filed in least developed countries, and our current intent is not to file in these countries in the future, at least in part due to this WTO pharmaceutical patent exemption.

The terms of our patents may be inadequate to protect our competitive position on our products for an adequate amount of time.

Given the amount of time required for the development, testing and regulatory review of new product candidates, such as inarigivir, patents protecting such candidates might expire before or shortly after such candidates are commercialized. For instance, certain patents for inarigivir begin to expire in December 2026, without considering any potential patent term extensions. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

Changes in patent law, including recent patent reform legislation, could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology and pharmaceutical industries involves technological and legal complexity, and is costly, time-consuming, and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. For example, the United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our and our licensors’ ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our and our licensors’ ability to obtain new patents or to enforce existing patents and patents we and our licensors may obtain in the future. Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and our licensors’ patent applications and the enforcement or defense of our or our licensors’ issued patents and those licensed to us.

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

The USPTO continues to develop regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, did not become effective until March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

The U.S. Supreme Court has issued opinions in patent cases in the last few years that many consider may weaken patent protection in the United States, either by narrowing the scope of patent protection available in certain circumstances, holding that certain kinds of innovations are not patentable or generally otherwise making it easier to invalidate patents in court. Additionally, there have been recent proposals for additional changes to the patent laws of the United States and other countries that, if adopted, could impact our ability to obtain patent protection for our proprietary technology or our ability to enforce our proprietary technology. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

Our reliance on third parties and agreements with collaboration partners requires us to share our trade secrets, which increases the possibility that a competitor may discover them or that our trade secrets will be misappropriated or disclosed.

Our reliance on third parties to develop and manufacture our product candidates is based upon agreements that limit the rights of the third parties to use or disclose our confidential information, including our trade secrets and know-how. Despite these contractual provisions, the need to share trade secrets and other confidential information increases the risk that such trade secrets and information are disclosed or used, even if unintentionally, in violation of these agreements. In the highly competitive markets in which our product candidates are expected to compete, protecting our trade secrets, including our strategies for addressing competing products, is imperative, and any unauthorized use or disclosure could impair our competitive position and may have a material adverse effect on our business and operations.

In addition, certain of our collaboration partners are larger, more complex organizations than ours, and the risk of inadvertent disclosure of our proprietary information may be increased despite their internal procedures and contractual obligations in place with our collaboration partner. Despite our efforts to protect our trade secrets and other confidential information, a competitor’s discovery of such trade secrets and information could impair our competitive position and have an adverse impact on our business.

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

As is common in the biotechnology and pharmaceutical industries, many of our employees, including our senior management, and our licensors’ employees, were previously employed at universities or at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these employees, including each member of our senior management, executed proprietary rights, non-disclosure and non-competition agreements, or similar agreements, in connection with such previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such third party.

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

Because inarigivir, SB 11285, SB 9225 and any other product candidates we may develop are small molecules, after commercialization they will be subject to the patent litigation process of the Hatch-Waxman Act, which allows a generic company to submit an Abbreviated New Drug Application, or ANDA, to the FDA to obtain approval to sell our drug using bioequivalence data only. Under the Hatch-Waxman Act, since our candidates will be considered new chemical entities, we will have the opportunity to list all of our patents that cover our drug product or its method of use in the FDA’s compendium of “Approved Drug Products with Therapeutic Equivalence Evaluation,” sometimes referred to as the FDA’s Orange Book. A generic company can submit an ANDA to the FDA four years after our drug approval. The submission of the ANDA by a generic company is considered a technical act of patent infringement. The generic company can certify that it will wait until the natural expiration date of our listed patents to sell a generic version of our product or can certify that one or more of our listed patents are invalid, unenforceable, or not infringed. If the latter, we will have 45 days to bring a patent infringement lawsuit against the generic company. This will initiate a challenge to one or more of our Orange Book-listed patents based on arguments from the generic company that either our patent is invalid, unenforceable or not infringed. Under the Hatch-Waxman Act, if a lawsuit is brought, the FDA is prevented from issuing a final approval on the generic drug until the earlier of seven-and-a-half years from our drug approval or a final decision of a court holding that our asserted patent claims are invalid, unenforceable or not infringed. If we do not properly list our relevant patents in the Orange Book, timely file a lawsuit in response to a certification from a generic company under an ANDA or prevail in the resulting patent litigation, we can lose our proprietary market, which can rapidly become generic. Further, even if we do correctly list our relevant patents in the Orange Book, bring a lawsuit in a timely manner and prevail in that lawsuit, it may be at a very significant cost to us of attorneys’ fees and employee time and distraction over a long period. Further, it is common for more than one generic company to try to sell an innovator drug at the same time, so we may be faced with the cost and distraction of multiple lawsuits. We may also determine it is necessary to settle the lawsuit in a manner that allows the generic company to enter our market prior to the expiration of our patent or otherwise in a manner that adversely affects the strength, validity or enforceability of our patent.

A number of pharmaceutical companies have been the subject of intense review by the U.S. Federal Trade Commission, or FTC, or a corresponding agency in another country based on how they have conducted or settled drug patent litigation, and certain reviews have led to an allegation of an antitrust violation, sometimes resulting in a fine or loss of rights. We cannot be sure that we would not also be subject to such a review or that the result of the review would be favorable to us, which could result in a fine or penalty.

The FTC has brought a number of lawsuits in federal court in the past few years to challenge Hatch- Waxman ANDA litigation settlements between innovator companies and generic companies as anti-competitive. The FTC has taken an aggressive position that anything of value is a payment, whether money is paid or not. Under their approach, if an innovator as part of a patent settlement agrees not to launch or delay launch of an authorized generic during the 180-day period granted to the first generic company to challenge an Orange Book- listed patent covering an innovator drug, or negotiates a delay in entry without payment, the FTC may consider it an unacceptable reverse payment. The biopharmaceutical industry argues that such agreements are rational business decisions to dismiss risk and are immune from antitrust attack if the terms of the settlement are within the scope of the exclusionary potential of the patent. In 2013, the U.S. Supreme Court, in a five-to-three decision in FTC v. Actavis, Inc., rejected both the biopharmaceutical industry’s and FTC’s arguments with regard to so-called reverse payments, and held that whether a “reverse payment” settlement involving the exchange of consideration for a delay in entry is subject to an anticompetitive analysis depends on five considerations: (a) the potential for genuine adverse effects on competition; (b) the justification of payment; (c) the patentee’s ability to bring about anticompetitive harm; (d) whether the size of the payment is a workable surrogate for the patent’s weakness; and (e) that antitrust liability for large unjustified payments does not prevent litigating parties from settling their lawsuits, for example, by allowing the generic to enter the market before the patent expires without the patentee’s paying the generic. Furthermore, whether a reverse payment is justified depends upon its size, its scale in relation to the patentee’s anticipated future litigation costs, its independence from other services for which it might represent payment, as was the case in Actavis, and the lack of any other convincing justification. The Court held that reverse payment settlements can potentially violate antitrust laws and are subject to the standard antitrust rule-of-reason analysis, with the burden of proving that an agreement is unlawful on the FTC and leaving to lower courts the structuring of such rule of reason analysis. If we are faced with drug patent litigation, including Hatch-Waxman litigation with a generic company, we could be faced with such an FTC challenge based on that activity, including how or whether we settle the case, and even if we strongly disagree with the FTC’s position, we could face a significant expense or penalty.

Risks Related to Employee Matters and Managing Growth

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2017, we had 21 full-time employees, 10 of whom hold Ph.D. or M.D. degrees. As our development and commercialization plans and strategies develop, we will need additional managerial, operational, sales, marketing, financial and other resources. Our management, personnel and systems currently in place are likely not adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Our executive officers and directors and their affiliates, if they choose to act together, may have the ability to significantly influence all matters submitted to stockholders for approval.

As of December 31, 2017, our executive officers and directors and their affiliates beneficially owned shares representing approximately 27% of our outstanding common stock.  As a result, if these stockholders were to choose to act together, they may be able to significantly influence matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, may be able to significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Securities and Exchange Commission, the Sarbanes-Oxley Act and the listing standards of The Nasdaq Stock Market, the exchange on which our common stock is listed. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly and place significant strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to refine our disclosure controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we will file with the Securities and Exchange Commission is properly recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are also continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

Our current controls and any new controls that we develop in the future may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we will be required to include in our periodic reports that will be filed with the Securities and Exchange Commission. If we were to have ineffective disclosure controls and procedures or internal control over financial reporting, our investors could lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our common stock.

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

Our ability to use our net operating loss and credit carryforwards to offset future taxable income may be subject to certain limitations.

At December 31, 2017, we had potentially utilizable federal and state net operating loss carryforwards of approximately $61.6 million, all of which expire between 2029 and 2036. Our ability to utilize our net operating loss and credit carryforwards is dependent upon our ability to generate taxable income in future periods and may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under federal and state laws upon a change in ownership.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, a corporation that undergoes an “ownership change,” is subject to limitations on its ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes. For these purposes, an ownership change generally occurs where the equity ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year period (calculated on a rolling basis). We have not conducted a Section 382 study to determine whether we have undergone an ownership change, but we will do so before any tax attributes are utilized. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future, some of which are outside the Company’s control. These ownership changes may subject our existing net operating losses or credits to substantial limitations under Sections 382 and 383. Accordingly, we may not be able to utilize a material portion of our net operating losses or credits. Limitations on our ability to utilize our net operating losses to offset U.S. federal taxable income could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Because U.S. federal net operating losses arising in taxable years beginning before January 1, 2018 generally may be carried forward for up to 20 years, the annual limitation may effectively provide a cap on the cumulative amount of pre-ownership change losses, including certain recognized built-in losses that may be utilized. Such pre-ownership change losses in excess of the cap may be lost. In addition, if an ownership change were to occur, it is possible that the limitations imposed on our ability to use pre-ownership change losses and certain recognized built-in losses could cause a net increase in our U.S. federal income tax liability and require U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect. Further, if for financial reporting purposes the amount or value of these deferred tax assets is reduced, such reduction would have a negative impact on the book value of our common stock.

Net operating losses, if any, arising in taxable years beginning after December 31, 2017 may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code as discussed above, but will be subject to the further limitation, adopted by the 2017 Tax Cuts and Jobs Act, that in any year such NOL may offset no more than 80 percent of such year’s taxable income (computed without regard to any deduction for net operating loss carryover).  As a result of limiting the deduction for post-2017 NOLs to no more than 80% of current year taxable income, we may be required to pay federal income tax in some future year notwithstanding that we have a net loss for all years in the aggregate.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our current operations are based in Hopkinton, Massachusetts and Milford, Massachusetts. A description of the facilities we lease as of December 31, 2017 is included in the table below.

Location	Primary Use	Approximate Square Footage	Lease Expiration Date	Renewal Option
86 South Street Hopkinton, Massachusetts	Corporate headquarters	12,200	May 2021	One five-year term
113 Cedar Street Milford, Massachusetts	Primary research and development facility	8,300	March 2018	One three-year term

In October 2017, we entered into a lease agreement for approximately 29,483 rentable square feet in the building located at 35 Parkwood Road, Hopkinton, Massachusetts.  The premises covered by the lease will serve as our new principal office and laboratory space.  The initial term of the lease is 125 months beginning on the date on which the landlord substantially completes certain renovations to the premises covered by the lease, which is targeted for the second quarter 2018.  We also have the option to extend the lease for an additional five-year period.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading on The Nasdaq Capital Market on May 6, 2016 under the symbol “SBPH”. Prior to that time, there was no established public trading market for our common stock. The following table sets forth the high and low sale prices per share for our common stock on The Nasdaq Capital Market for the periods indicated:

Year Ended December 31, 2017:	High	Low
First Quarter	$11.71	$6.31
Second Quarter	$16.52	$7.95
Third Quarter	$16.97	$11.25
Fourth Quarter	$18.93	$11.56

Year Ended December 31, 2016:	High	Low
First Quarter	N/A	N/A
Second Quarter (1)	$11.75	$8.77
Third Quarter	$13.25	$7.62
Fourth Quarter	$12.49	$7.14

(1) Represents the period from May 6, 2016, the date on which our common stock first began to trade on the Nasdaq Capital Market after the pricing of our initial public offering, through June 30, 2016, the end of our second fiscal quarter.

On February 15, 2018, the closing price of our common stock was $12.09 per share.

Holders of Record

As of February 15, 2018, we had 12,963,824 outstanding shares of common stock and no outstanding shares of preferred stock.   At February 15, 2018, there were 95 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders.

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

Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

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

The selected consolidated statement of operations and consolidated balance sheet data for the years ended December 31, 2017 and 2016 are derived from our audited consolidated financial statements appended to this Annual Report on Form 10-K (in thousands, except share and per share data).

	Year Ended December 31,
	2017	2016
Consolidated Statement of Operations Data:
Grant revenue	$—	$352
Operating expenses:
Research and development	13,075	14,017
General and administrative	8,178	5,739
Total operating expenses	21,253	19,756
Loss from operations	(21,253)	(19,404)
Interest income (expense), net	369	96
Change in fair value of warrant liabilities	(6,795)	1,942
Net loss	$(27,679)	$(17,366)
Net loss per common share, basic and diluted(1)	$(2.48)	$(2.39)
Weighted-average common shares outstanding, basic and diluted(1)	11,153,269	7,256,671

(1)	See Notes 1 and 2 to our consolidated financial statements appended to this Annual Report on Form 10-K for further details on the calculation of basic and diluted net loss per common share.

	As of December 31,
	2017	2016
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$50,555	$25,482
Working capital	46,701	22,069
Total assets	52,341	26,879
Total stockholders’ equity	34,748	17,018

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of financial condition and results of operations together with Item 6 of this Annual Report on Form 10-K titled “Selected Financial Data” and our consolidated financial statements and related notes appended to this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of a novel class of therapeutics using our proprietary SMNH chemistry platform. Our SMNH compounds are synthetic nucleotide segments that are designed to mimic the interactions of nucleic acids with proteins. We design our SMNH compounds to selectively target and modulate the activity of specific proteins implicated in various disease states. We are developing our lead SMNH product candidate, inarigivir, for the treatment of chronic HBV. We have designed our antiviral product candidates, including inarigivir, to selectively activate within infected cells the cellular protein, retinoic acid-inducible gene 1 (RIG-I), to inhibit viral replication and to cause the induction of intracellular interferon signaling pathways for antiviral defense. We believe that inarigivir, as a RIG-I agonist, could play an important role in antiviral therapy as a result of its dual mechanism of action by selectively modulating the body’s immune response and inhibiting viral turnover. We are also developing additional SMNH product candidates, including our lead STING agonist, SB 11285, which is an immunotherapeutic agent for the potential treatment of selected cancers.

Inarigivir

We are developing inarigivir, an orally-administered selective immunomodulator, as a potential backbone in a combinatorial treatment for chronic HBV with the goal of substantially increasing chronic HBV cure rates in a simple, safe and selective manner.

ACHIEVE Trial

We are currently conducting a global Phase 2 multi-center clinical trial of inarigivir, which we refer to as the ACHIEVE trial, in Canada, Hong Kong, Korea and Taiwan. The ACHIEVE trial is being conducted under our clinical trial supply and collaboration with Gilead and consists of two parts.  Part A of the ACHIEVE trial is a randomized, placebo-controlled, multiple ascending dose trial in up to 80 non-cirrhotic patients infected with chronic HBV using doses of 25 mg, 50 mg, 100 mg and 200 mg of inarigivir as a monotherapy administered daily for 12 weeks, followed by the sequential dosing of the direct-acting oral antiviral agent tenofovir disoproxil fumarate, marketed by Gilead as Viread, for 12 weeks.  Part B of the ACHIEVE trial, which we expect to initiate in mid-2018, will evaluate inarigivir when administered concurrently with Viread. Part A of the ACHIEVE trial is designed to enable us to select the appropriate dose level(s) to move forward into Part B and to provide us with safety and efficacy data to study the combined use of inarigivir and Viread.  Subject to the results of the ACHIEVE trial and additional clinical trials that we are conducting, it is our objective to enter global Phase 3 trials with inarigivir in 2019.

Strategic Collaborations

We have entered into multiple collaborations and seek to enter into additional collaborations with third parties that are investigating and/or developing compounds for the treatment of chronic HBV with different pharmacological mechanisms of action than inarigivir.  In July 2017, we entered into a clinical trial collaboration agreement with Gilead under which Gilead is funding and conducting a Phase 2 trial examining the co-administration of inarigivir and tenofovir alafenamide (marketed by Gilead as Vemlidy) in patients infected with chronic HBV.  The protocol for this Phase 2 clinical trial is similar to the trial protocol of Part B of the ACHIEVE trial and provides that treatment will consist of 12 weeks of combination therapy with inarigivir (50mg) and Vemlidy (25mg). The protocol, however, is adaptive, and we and Gilead may determine to conduct additional cohort(s) with up to 200mg of inarigivir. Following this treatment, all patients will receive treatment with Vemlidy as a monotherapy for 36 weeks.  While we have approved the protocol for this trial under a joint steering committee, Gilead is conducting this trial at their own expense. Gilead initiated this clinical trial in Korea in the first quarter of 2018 and we anticipate that interim results from this trial will be available in the second half of 2018.

Fixed-Dose Co-Formulation

We are also pursuing the development of SB 9225, a co-formulation of inarigivir with tenofovir disoproxil fumarate, as a potential fixed-dose combination product for the treatment of patients with chronic HBV.  The introduction of SB 9225 could potentially result in enhanced patient compliance and allow for a more favorable safety profile. We have conducted early development work that indicates compatibility of inarigivir with Viread in the same formulation.

SB 11285

We have identified multiple STING agonist compounds as potential immunotherapeutic agents for the treatment of selected cancers. We are developing our lead STING agonist candidate, SB 11285, as a potential next-generation immunotherapeutic agent for the treatment of selected cancers. In our preclinical studies in multiple tumor-derived cell lines, SB 11285 has been observed to cause the induction of cytokines consistent with engagement of the target, as well as cell death and apoptosis.  Based on our preclinical studies performed to date, SB 11285 has demonstrated efficacy, without dose limiting toxicities, in multiple rodent tumor models when administered intravenously or intratumorally.  These findings lead us to believe that SB 11285 has the potential to be administered clinically by either route of administration and enables SB 11285 to target a variety of tumors at various anatomic sites and could potentially be used in combination with other therapeutic modalities to enhance efficacy.  We are currently advancing the SB 11285 program with preclinical, toxicology, and process development efforts. Subject to the results of these preclinical studies, we anticipate that we will submit a clinical trial application, or CTA, for SB 11285 in the second half of 2018, and, if approved, initiate Phase 1b/2 clinical trials in HCC, later in the second half of 2018.

Financial Operations Overview

To date, we have devoted substantially all of our resources to research and development efforts, including conducting preclinical studies and clinical trials for our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We have not generated any revenue to date other than from grants from the National Institutes of Health, or NIH. We have incurred significant annual net operating losses in every year since our inception and expect to continue to incur significant expenses and net operating losses for the foreseeable future. Our net losses were $27.7 million and $17.4 million for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, we had an accumulated deficit of $79.2 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and increasing operating losses for the next several years.  We anticipate that our expenses will increase significantly as we continue to develop inarigivir, SB 11285, SB 9225 and our other product candidates.  See “—Liquidity and Capital Resources—Funding Requirements.” As a result, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings, including our at-the-market offering program with Cantor Fitzgerald & Co., or other sources, which may include collaborations with third parties. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies or product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve and sustain profitability, and we may never be able to do so.

As of December 31, 2017, we had $50.6 million in cash, cash equivalents and marketable securities. We expect that our cash, cash equivalents and marketable securities as of December 31, 2017 will enable us to fund our operating expenses and capital expenditure requirements at least into the fourth quarter of 2019. However, we anticipate that our existing cash, cash equivalents, restricted cash and marketable securities will not be sufficient to fund additional development of inarigivir beyond our Phase 2 ACHIEVE trial. See “—Liquidity and Capital Resources.”

Grant revenue

We have generated revenue from grants from the NIH for the development of inarigivir. The NIH grants provided funding of $6.8 million between October 2003 and April 30, 2016. As of December 31, 2017, no additional funding remains available to us under any grant for the development of any of our product candidates.

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

Other income (expense)

Other income (expense) consists of interest income earned on our cash, cash equivalents, restricted cash and marketable securities.

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

Warrant Issued in 2016 Licensing Agreement

In connection with entering into the amended license agreement with BioHEP effective February 1, 2016, we issued to BioHEP a warrant to purchase 125,000 shares of our common stock at a purchase price of $16.00 per share. We evaluated the terms of the warrant and concluded that it is equity-classified. The fair value of the warrant, $0.8 million, was estimated on the issuance date using a Black Scholes pricing model. The fair value was expensed as research and development costs.

Warrants Issued in 2016 Private Placement

In connection with our private placement offering in November 2016, or the November private placement, we issued warrants to purchase 1,644,737 shares of common stock to a group of accredited investors. The warrants are exercisable at an exercise price of $10.79 per share. We evaluated the terms of the warrants and concluded that they should be liability-classified. In November 2016, we recorded the fair value of the warrants of approximately $8.3 million. We recognize any change in the value of the warrant liability each reporting period in the statement of operations. For the year ended December 31, 2017, approximately $6.8 million was recognized as an increase in the value to the warrant liability. For the year ended December 31, 2016, approximately $1.9 million was recognized as a decrease in the value to the warrant liability.

Stock-Based Compensation

We measure stock options and other stock-based awards granted to employees and directors based on the fair value on the date of grant and recognize the corresponding compensation expense of those awards, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. Generally, we issue stock options with only service-based vesting conditions and record the expense for these awards using the straight-line method.

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

There were no stock options granted prior to 2015. We recognize forfeitures as they occur and the compensation expense for unvested awards is reversed in the period that the forfeiture occurs. The assumptions we used to determine the fair value of granted stock options in 2017 and 2016 are as follows:

	Year Ended December 31,
	2017	2016
Risk-free interest rate	2.0%	1.4%
Expected term (in years)	6.0	6.1
Expected volatility	80%	78%
Expected dividend yield	0%	0%

These assumptions represented our best estimates, but the estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different. We recognize compensation expense for only the portion of awards that are expected to vest.

During the years ended December 31, 2017 and 2016, we issued common stock to directors as compensation for services and recognized expense equal to the fair value of the shares issued. The following table summarizes the classification of our stock-based compensation expenses recognized in our consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2017	2016
Research and development	$489	$390
General and administrative	1,422	1,048
	$1,911	$1,438

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an EGC, we intend to rely on certain of these exemptions, including the exemption from the requirement that the auditors provide an attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and complying with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an EGC until the earliest of the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; the last day of the fiscal year following the fifth anniversary of the date of the completion of the closing of our initial public offering; the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.

Results of Operations

Comparison of Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,		Increase
	2017	2016	(Decrease)
Grant revenue	$—	$352	$(352)
Operating expenses:
Research and development	13,075	14,017	(942)
General and administrative	8,178	5,739	2,439
Total operating expenses	21,253	19,756	1,497
Loss from operations	(21,253)	(19,404)	(1,849)
Interest income	369	96	273
Change in fair value of warrant liabilities	(6,795)	1,942	(8,737)
Net loss	$(27,679)	$(17,366)	$(10,313)

Grant revenue. There was no grant revenue for the year ended December 31, 2017 compared to $0.4 million for the year ended December 31, 2016. The decrease was primarily due to the completion of our last NIH grant as of April 30, 2016. As of December 31, 2017, no additional funding remained available to us under any grant for the development of any of our product candidate.

Research and development expenses. Research and development expenses were $13.1 million for the year ended December 31, 2017, compared to $14.0 million for the year ended December 31, 2016. The decrease of $0.9 million was due primarily to a $2.8 million non-cash charge in connection with our amended and restated license agreement with BioHEP in 2016, offset by a $0.1 million increase in a non-cash charge for stock based compensation; an increase of $1.6 million in spending on pre-clinical studies and clinical trial related activities for inarigivir and SB 11285 and additional salaries and benefits of $0.2 million associated with higher headcount in the year ended December 31, 2017.

General and administrative expenses. General and administrative expenses were $8.2 million for the year ended December 31, 2017, compared to $5.7 million for the year ended December 31, 2016. This increase of $2.4 million was primarily due to an increase in non-cash charges for stock based compensation of $0.4 million, additional salaries and benefits of $0.8 million associated with higher headcount of non-research and development employees in the year ended December 31, 2017, an increase in public company costs of $0.7 million incurred during the period ending December 31, 2017, $0.4 million for additional legal costs, rent, consulting expense and travel during the period ended December 31, 2017 and $0.1 million for other general and administrative costs in the period ending December 31, 2017.

Other income. Other income for the years ended December 31, 2017 and 2016 was solely comprised of interest income. Interest income for the years ended December 31, 2017 and 2016 was $369,000 and $96,000, respectively, and was primarily related to the interest earned on marketable securities. The increase in interest income in the year ended December 31, 2017 was due to a higher average balance of marketable securities as a result of the receipt of proceeds from the November Private Placement and 2017 issuances of common stock.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities for the year ended December 31, 2017 was an increase of $6.8 million, which was solely related to the change in the fair value of the warrants from the November private placement, primarily as a result of the increase in the Company’s stock price.  The change in the fair value of warrant liabilities for the year ended December 31, 2016 was a decrease of $1.9 million and was solely related to the change in the fair value of the warrants from the November private placement, primarily as a result of the decrease in the Company’s stock price.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through December 31, 2017, we financed our operations through proceeds received from private placements of convertible notes, common stock and/or warrants; the exercise of options and warrants; NIH grant funding; and public offerings. As of December 31, 2017, we had cash, cash equivalents and marketable securities totaling $50.6 million and an accumulated deficit of $79.2 million.

In August 2017, we entered into a Controlled Equity OfferingSM Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $50.0 million. We will pay Cantor a commission rate equal to 3.0% of the aggregate gross proceeds from each sale. Shares sold under the Sales Agreement will be offered and sold pursuant to our Shelf Registration Statement on Form S-3 (Registration No. 333-218399) that was declared effective by the Securities and Exchange Commission on June 12, 2017, or the Shelf Registration Statement, and a prospectus supplement and accompanying base prospectus that we filed with the Securities and Exchange Commission on August 18, 2017.  During the fourth quarter of 2017, we sold an aggregate of 252,443 shares of our common stock pursuant to the Sales Agreement for an aggregate of approximately $3.9 million in gross proceeds at a weighted average selling price of $15.55 per share. Net proceeds to us were approximately $3.7 million after deducting commissions and other transactions costs.

In June 2017, we issued and sold in an underwritten public offering an aggregate of 3,269,219 shares of our common stock at $13.00 per share, which included 384,604 shares pursuant to the exercise of an option to purchase additional shares granted to the underwriters in connection with the offering. The shares issued in this offering were registered under the Securities Act pursuant to the Shelf Registration Statement. The offering resulted in $39.7 million of net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by us.

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

Cash Flows

The following table summarizes sources and uses of cash for each of the periods presented (in thousands):

	For the Year Ended December 31,
	2017	2016
Net cash used in operating activities	$(17,683)	$(15,819)
Net cash used in investing activities	(12,406)	(6,507)
Net cash provided by financing activities	43,538	28,663
Net increase in cash and cash equivalents	$13,449	$6,337

Net cash used in operating activities. The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $17.7 million and $15.8 million during the years ended December 31, 2017 and 2016, respectively. The increase of $1.9 million in cash used in operating activities during the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily due to an increase in net loss of $10.3 million, which was offset by a decrease in prepaid expenses and other current assets and other assets of $0.8 million and an increase in accounts payable and accrued expenses and other liabilities of $1.2 million. In addition, there was a change in the non-cash change in the fair value of the warrant liability of $8.7 million and an increase in non-cash stock-based compensation of $0.5 million which were offset by a decrease in non-cash common stock and warrant valuation expense related to the BioHEP license agreement of $2.8 million.

Net cash used in investing activities. Net cash used in investing activities was $12.4 million for the year ended December 31, 2017 compared to net cash used in investing activities of $6.5 million for the year ended December 31, 2016.   The cash used in investing activities in the year ended December 31, 2017 was primarily the result of $22.3 million in proceeds from the sale of marketable securities, offset by $34.4 million for the purchase of marketable securities and $0.3 million to purchase property and equipment. The cash used in investing activities in the year ended December 31, 2016 was primarily the result of $8.7 million in proceeds from the sale of marketable securities, offset by $15.0 million for the purchase of marketable securities and $0.2 million to purchase property and equipment.

Net cash provided by financing activities. Net cash provided by financing activities was $43.5 million during the year ended December 31, 2017 compared to $28.7 million during the year ended December 31, 2016. The cash provided by financing activities in the year ended December 31, 2017 was primarily the result of $39.7 million of net proceeds received from the June 2017 public offering of common stock, $3.7 million of net proceeds from the Sales Agreement, $0.1 million from the exercise of warrants and $0.1 million for the exercise of stock options. The cash provided by financing activities in the year ended December 31, 2016 was primarily the result of $14.0 million of net proceeds received from the November private placement, $8.2 million of net proceeds received from our IPO, cash of $5.3 million for the exercise of warrants in connection with the closing of our IPO and $0.1 million for the exercise of stock options.

Funding Requirements

We expect to continue to incur significant and increasing losses for the foreseeable future. We anticipate these losses to increase as our expenses increase, and we expect that our expenses will increase if and as we:

•	continue to develop and conduct clinical trials of our lead product candidate, inarigivir, including our ongoing ACHIEVE trial of inarigivir for chronic HBV;
•	continue preclinical development of SB 11285, our lead STING agonist product candidate, and initiate clinical trials of SB 11285, if supported by the preclinical data;
•

initiate and continue research and preclinical and clinical development efforts for our other product candidates, including SB 9225, a potential fixed-dose co-formulation product that combines inarigivir and tenofovir disoproxil fumarate;

•	seek to identify and develop additional product candidates;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various products for which we may obtain marketing approval, if any;
•	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;
•	maintain, expand and protect our intellectual property portfolio;
•	hire and retain additional personnel, including clinical, quality control and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and
•	add equipment and physical infrastructure to support our research and development programs and the buildout and transition to our new corporate headquarters.

We expect that our existing cash, cash equivalents and marketable securities as of December 31, 2017 will enable us to fund our operating expenses and capital expenditure requirements at least into the fourth quarter of 2019, but will not be sufficient to fund the initiation of any Phase 3 trial for inarigivir which could occur earlier than the fourth quarter of 2019. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements both near and long-term, will depend on many factors, including, but not limited to:

•	initiation, progress, timing, costs and results of preclinical studies and clinical trials of inarigivir, including our ACHIEVE trial;
•	initiation, progress, timing, costs and results of preclinical studies and clinical trials, if applicable, of SB 11285;

•	initiation, progress, timing, costs and results of preclinical studies and clinical trials of our other product candidates, including SB 9225;

•	our obligation to make royalty and non-royalty sublicense payments to third-party licensors, if any, under our licensing agreements;
•	the timing, receipt, and amount of milestone payments or royalties, if any, from inarigivir, SB 11285, SB 9225 or any of our other product candidates;
•	the number and characteristics of product candidates that we discover or in-license and develop;
•

the outcome, timing and cost of seeking regulatory review by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and maintaining and enforcing other intellectual property rights;
•	subject to receipt of marketing approval, revenue, if any, received from commercial sales of inarigivir and any other products;
•	the costs and timing of the implementation of commercial-scale manufacturing activities;
•	the costs and timing of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval;
•	the costs and timing of building out and transitioning to our new corporate headquarters in the second quarter of 2018; and
•	the costs of operating as a public company.

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

Adequate additional funds may not be available to us on acceptable terms, or at all. We do not currently have any committed external source of funds. We have an effective Shelf Registration Statement.  In August 2017, we entered into the Sales Agreement with Cantor pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $50.0 million.  Shares sold under the Sales Agreement will be offered and sold pursuant to the Shelf Registration Statement and a prospectus supplement and accompanying base prospectus that we filed with the Securities and Exchange Commission on August 18, 2017.  As of December 31, 2017, we had up to $103.5 million in securities available for future issuance under the Shelf Registration Statement, which included $46.1 million in shares issuable pursuant to our Sales Agreement with Cantor. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Additional debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interests of our stockholders.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2017, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating lease commitments	$5,000	$174	$1,125	$1,347	$2,354
Total	$5,000	$174	$1,125	$1,347	$2,354

In addition to the amounts shown in the above table, we have contractual obligations pursuant to our amended and restated license agreement with BioHEP. Under this agreement, we have agreed to pay up to $3.5 million in development and regulatory milestone payments to BioHEP for each distinct viral indication for which we develop licensed product(s). BioHEP is also eligible to receive tiered royalties in the low-to-mid single-digits on net product sales of licensed products by us and our affiliates and sub licensees, and a specified share of non-royalty sublicensing revenues we and our affiliates receive from sub licensees, which share of sublicensing revenues is capped at a maximum aggregate of $2.0 million under all such sublicenses. Milestone and royalty payments associated with our amended and restated license agreement with BioHEP have not been included in the above table of contractual obligations as we cannot reasonably estimate if or when they will occur. As of December 31, 2017, there have been no milestone or royalty payments made to BioHEP.

In October 2017, we entered into a lease agreement for our new principal office and laboratory space.  The initial term of the lease is 125 months beginning on the date on which the landlord substantially completes certain renovations to the premises covered by the lease, which we expect to occur in the second quarter of 2018.   Following an 11-month rent abatement period, we will be obligated to make monthly rent payments in the amount of $34,533, which is subject to increase by approximately 3% annually for the first five years of the lease and by approximately 2.5% annually thereafter. The total lease payments due during the term of the lease are approximately $4.4 million. In addition, we are responsible under the lease for specified costs and charges, including certain operating expenses, utilities, taxes and insurance.

We enter into contracts in the normal course of business with third party service providers for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. We have not included our payment obligations under these contracts in the table as these contracts generally provide for termination upon notice, and therefore, we believe that our non-cancelable obligations under these agreements are not material and we cannot reasonably estimate the timing of if and when they will occur. We could also enter into additional research, manufacturing, supplier and other agreements in the future, which may require up-front payments and even long-term commitments of cash.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting to require changes to several areas of employee stock-based compensation payment accounting in an effort to simplify stock-based compensation reporting. The update revises requirements in the following areas: minimum statutory withholding, accounting for income taxes, forfeitures, and intrinsic value accounting for private entities. The new standard is effective for our annual reporting periods beginning after December 15, 2016, including interim reporting periods within each annual reporting period. We adopted this standard on January 1, 2017. The update revises our requirements in the following areas:  minimum statutory withholding, accounting for income taxes, and forfeitures. Prior to adoption, we applied a 0% forfeiture rate to stock-based compensation, resulting in no cumulative effect adjustment to the opening period. Upon adoption of this standard, our accounting policy is to recognize forfeitures as they occur.

The update requires us to recognize the income tax effect of awards in the income statement when the awards vest or are settled. It also allows us to repurchase more of an employee’s shares than we could prior to the update for tax withholding purposes without triggering a liability. The income tax related items had no effect on the current period presentation as we did not have any historical excess tax benefits.

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards, or IFRS. This standard removes inconsistencies and weaknesses between U.S. GAAP and IFRS in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements, and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. This update is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period and early application is not permitted. We adopted this standard as of January 1, 2018, however, until we expect material revenue to be recognized, the adoption of this standard is not expected to have an impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the current leasing guidance and upon adoption, will require lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for our annual period beginning after December 15, 2018 and can be early adopted by applying a modified retrospective approach for leases existing at, and entered into after, the beginning of the earliest comparable period presented in the financial statements. We are currently evaluating the impact that the adoption of this standard may have on our consolidated financial statements.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II simply replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within Accounting Standards Codification (“ASC”) Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. This ASU is effective for public companies for the annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact that the adoption of this standard may have on our consolidated financial statements

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. Our cash, cash equivalents and marketable securities of $50.6 million as of December 31, 2017, consisted of cash, cash equivalents and marketable securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not be expected to have a material impact on the fair market value of our investment portfolio or on our financial condition or results of operations.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2017, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on our assessment, management believes that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

As an “emerging growth company” under the Jumpstart Our Business Startups Act, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, RSM US LLP, our independent registered public accounting firm, has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Business Conduct and Ethics” in our proxy statement for the 2018 annual meeting of stockholders.

Item 11. Executive Compensation.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in our proxy statement for the 2018 annual meeting of stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our proxy statement for the 2018 annual meeting of stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in our proxy statement for the 2018 annual meeting of stockholders.

Item 14.  Principal Accounting Fees and Services.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our proxy statement for the 2018 annual meeting of stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/Reg. Number
3.1	Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	May 13, 2016	001-37718
3.2	Amended and Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.2)	May 13, 2016	001-37718
4.1	Specimen stock certificate evidencing the shares of common stock		Form S-1/A (Exhibit 4.1)	February 12, 2016	333-208875
4.2	Common Stock Purchase Warrant issued by the Registrant to BioHEP Technologies Ltd. (February 2016)		Form S-1/A (Exhibit 10.18)	March 9, 2016	333-208875
4.3	Form of Warrant issued to Dawson James Securities, Inc. (May 2016)		Form 8-K (Exhibit 10.1)	May 13, 2016	001-37718
4.4	Form of Warrant to Purchase Common Stock (November 2016)		Form 8-K (Exhibit 10.2)	November 21, 2016	001-37718
10.1	Form of Indemnification Agreement between Registrant and each of its directors and officers		Form S-1 (Exhibit 10.1)	January 5, 2016	333-208875
10.2#	2014 Stock Incentive Plan		Form S-1 (Exhibit 10.2)	January 5, 2016	333-208875
10.3#	Form of Incentive Stock Option Agreement under 2014 Stock Incentive Plan		Form S-1 (Exhibit 10.3)	January 5, 2016	333-208875

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.4#	Form of Nonstatutory Stock Option Agreement under 2014 Stock Incentive Plan		Form S-1 (Exhibit 10.4)	January 5, 2016	333-208875
10.5#	2015 Stock Incentive Plan		Form S-1 (Exhibit 10.5)	January 5, 2016	333-208875
10.6#	Form of Incentive Stock Option Agreement under 2015 Stock Incentive Plan		Form S-1 (Exhibit 10.6)	January 5, 2016	333-208875
10.7#	Form of Nonstatutory Stock Option Agreement under 2015 Stock Incentive Plan		Form S-1 (Exhibit 10.7)	January 5, 2016	333-208875
10.8	Lease Agreement between 35 Parkwood Realty LLC and Spring Bank Pharmaceuticals, Inc., dated October 4, 2017		Form 8-K (Exhibit 10.1)	October 5, 2017	001-37718
10.9	Lease between the Registrant and The Route 495 Commerce Park Limited Partnership, dated February 5, 2013, as amended April 7, 2015		Form S-1 (Exhibit 10.8)	January 5, 2016	333-208875
10.10	Lease Agreement between the Registrant and JEEBO Management, LLC, dated March 24, 2016, as amended March 31, 2016		Form S-1/A (Exhibit 10.19)	April 27, 2016	333-208875
10.11†	Amended and Restated License Agreement between Registrant and BioHEP Technologies Ltd. (formerly known as Micrologix Biotech Inc.), dated January 14, 2016		Form S-1/A (Exhibit 10.9)	January 15, 2016	333-208875
10.12#	Employment Agreement between Registrant and R.P. Kris Iyer, Ph.D. dated December 16, 2015		Form S-1 (Exhibit 10.10)	January 5, 2016	333-208875
10.13#	Employment Agreement between Registrant and Martin Driscoll dated August 7, 2015		Form S-1 (Exhibit 10.14)	January 5, 2016	333-208875
10.14#	Employment Agreement between Registrant and Jonathan P. Freve dated December 1, 2015		Form S-1 (Exhibit 10.15)	January 5, 2016	333-208875
10.15#	Employment Agreement between Registrant and Nezam H. Afdhal, M.D. dated November 1, 2015		Form S-1 (Exhibit 10.16)	January 5, 2016	333-208875
10.16	Securities Purchase Agreement, dated November 18, 2016, by and among the Registrant and the persons party thereto		Form 8-K (Exhibit 10.1)	November 21, 2016	001-37718

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.17	Registration Rights Agreement, dated November 18, 2016, by and among the Registrant and the persons party thereto		Form 8-K (Exhibit 10.3)	November 21, 2016	001-37718
10.18	Non-Employee Director Compensation Policy		Form 10-K (Exhibit 10.18)	February 14, 2017	001-37718
10.19	Controlled Equity OfferingSM Sales Agreement by and between the Registrant and Cantor Fitzgerald & Co., dated August 18, 2017		Form 8-K (Exhibit 10.1)	August 18, 2017	001-37718
21.1	Subsidiaries of the Registrant		Form 10-K (Exhibit 21.1)	February 14, 2017	001-37718
23.1	Consent of RSM US LLP	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Principal Financial Officer	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

# Indicates management contract or compensatory plan

† Confidential treatment granted as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

Item 16. 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spring Bank Pharmaceuticals, Inc.

Date: February 20, 2018	By:	/s/ Martin Driscoll
Martin Driscoll
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Martin Driscoll	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 20, 2018
Martin Driscoll

/s/ Jonathan Freve	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 20, 2018
Jonathan Freve

/s/ Radhakrishnan Iyer, Ph.D.	Chief Scientific Officer and Director	February 20, 2018
Radhakrishnan Iyer, Ph.D.

/s/ David Arkowitz	Director	February 20, 2018
David Arkowitz

/s/ Christiana Bardon, M.D.	Director	February 20, 2018
Christiana Bardon, M.D.

/s/ Jonathan Bates	Director	February 20, 2018
Jonathan Bates

/s/ Todd Brady, M.D., Ph.D.	Director	February 20, 2018
Todd Brady, M.D., Ph.D.

/s/ Kurt Eichler	Director	February 20, 2018
Kurt Eichler

SPRING BANK PHARMACEUTICALS, INC.

SPRING BANK PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Spring Bank Pharmaceuticals, Inc.

Hopkinton, Massachusetts

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spring Bank Pharmaceuticals and its subsidiaries, (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2013.

Boston, Massachusetts

February 20, 2018

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$23,649	$10,684
Marketable securities	26,906	14,046
Prepaid expenses and other current assets	580	840
Total current assets	51,135	25,570
Marketable securities	—	752
Property and equipment, net	687	522
Restricted cash	484	—
Other assets	35	35
Total	$52,341	$26,879
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,700	$1,519
Accrued expenses and other current liabilities	2,734	1,982
Total current liabilities	4,434	3,501
Warrant liabilities	13,128	6,333
Other long-term liabilities	31	27
Total liabilities	17,593	9,861
Commitments (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 10,000,000 shares at December 31, 2017 and 2016; no shares issued or outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.0001 par value—authorized, 200,000,000 shares at December 31, 2017 and 2016; 12,961,993 and 9,416,238 shares issued and outstanding outstanding at December 31, 2017 and 2016, respectively	1	1
Additional paid-in capital	113,984	68,559
Accumulated deficit	(79,214)	(51,535)
Other comprehensive loss	(23)	(7)
Total stockholders’ equity	34,748	17,018
Total	$52,341	$26,879

See notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2017	2016
Grant revenue	$—	$352
Operating expenses:
Research and development	13,075	14,017
General and administrative	8,178	5,739
Total operating expenses	21,253	19,756
Loss from operations	(21,253)	(19,404)
Interest income	369	96
Change in fair value of warrant liabilities	(6,795)	1,942
Net loss	(27,679)	(17,366)
Unrealized gain (loss) on marketable securities	(16)	11
Comprehensive loss	$(27,695)	$(17,355)
Net loss per common share – basic and diluted	$(2.48)	$(2.39)
Weighted-average number of shares outstanding – basic and diluted	11,153,269	7,256,671

See notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Equity
Balance at December 31, 2015	1,000,000	$—	5,796,091	$1	$45,211	$(34,169)	$(18)	$11,025
Stock-based compensation	—	—	—	—	1,410	—	—	1,410
Issuance of common stock for services rendered	—	—	3,520	—	28	—	—	28
Exercise of warrants	—	—	641,743	—	5,342	—	—	5,342
Exercise of stock options	—	—	10,247	—	95	—	—	95
Issuance of common stock and warrants in connection with license agreement	—	—	125,000	—	2,780	—	—	2,780
Issuance of common stock in connection with initial public offering, net of issuance costs of $3,113	—	—	944,900	—	8,226	—	—	8,226
Issuance of common stock and warrants in connection with private investment in a public entity, net of issuance costs of $1,257	—	—	1,644,737	—	5,467	—	—	5,467
Conversion of preferred stock into common stock	(1,000,000)	—	250,000	—	—	—	—	—
Net unrealized gain on marketable securities	—	—	—	—	—	—	11	11
Net loss	—	—	—	—	—	(17,366)	—	(17,366)
Balance at December 31, 2016	—	$—	9,416,238	$1	$68,559	$(51,535)	$(7)	$17,018
Stock-based compensation	—	—	—	—	1,840	—	—	1,840
Issuance of common stock for services rendered	—	—	3,133	—	47	—	—	47
Exercise of warrants	—	—	10,960	—	118	—	—	118
Exercise of stock options	—	—	10,000	—	92	—	—	92
Issuance of common stock in connection with offering, net of issuance costs of $2,826	—	—	3,269,219	—	39,675	—	—	39,675
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $273	—	—	252,443	—	3,653	—	—	3,653
Net unrealized loss on marketable securities	—	—	—	—	—	—	(16)	(16)
Net loss	—	—	—	—	—	(27,679)	—	(27,679)
Balance at December 31, 2017	—	$—	12,961,993	$1	$113,984	$(79,214)	$(23)	$34,748

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(27,679)	$(17,366)
Adjustments for:
Depreciation	158	118
Change in fair value of warrant liabilities	6,795	(1,942)
Non-cash investment income (expense)	(41)	30
Non-cash stock-based compensation	1,911	1,438
Non-cash issuance of common stock and warrants connected to license agreement	—	2,780
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	260	(527)
Other assets	—	(35)
Accounts payable	181	(812)
Accrued expenses and other liabilities	732	497
Net cash used in operating activities	(17,683)	(15,819)
Cash flows from investing activities:
Purchases of marketable securities	(34,397)	(14,978)
Proceeds from sale of marketable securities	22,314	8,684
Purchases of property and equipment	(323)	(213)
Net cash used in investing activities	(12,406)	(6,507)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs paid of $2,826	39,675	—
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs paid of $273	3,653	—
Proceeds from issuance of common stock and warrants in connection with private investment in a public entity, net of issuance costs paid of $966	—	14,034
Proceeds from issuance of common stock and warrants in connection with initial public offering, net of issuance costs paid of $2,147	—	9,192
Proceeds from exercise of warrants	118	5,342
Proceeds from exercise of stock options	92	95
Cash provided by financing activities	43,538	28,663
Net increase in cash, cash equivalents and restricted cash	13,449	6,337
Cash, cash equivalents and restricted cash, beginning of period	10,684	4,347
Cash, cash equivalents and restricted cash, end of period	$24,133	$10,684
Supplemental disclosures of cash flow information:
Cash paid for taxes	$1	$1
Cash paid for interest	$—	$—
Supplemental disclosures of noncash financing activities:
Fair value of warrant liabilities upon private investment in a public entity	$—	$8,275
Issuance of common stock warrants in connection with initial public offering	$—	$218

See notes to consolidated financial statements.

Spring Bank Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1.	NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Spring Bank Pharmaceuticals, Inc. (the “Company”) is a clinical-stage biopharmaceutical company engaged in the discovery and development of a novel class of therapeutics using a proprietary small molecule nucleic acid hybrid (“SMNH”) chemistry platform. The Company is developing its most advanced SMNH product candidate, inarigivir soproxil (“inarigivir”) (formerly known as SB 9200), for the treatment of chronic hepatitis B virus. Since inception in 2002 and prior to its initial public offering (“IPO”) in May 2016, the Company built its technology platform and product candidate pipeline using a semi-virtual business model, supported by grants and direct funding from the United States National Institutes of Health (“NIH”) as well as through private financings. In September 2015, the Company formed a wholly owned subsidiary, Sperovie Biosciences, Inc., and in December 2016, the Company formed a wholly owned subsidiary, SBP Securities Corporation.

The Company’s success is dependent upon its ability to successfully complete clinical development and obtain regulatory approval of its product candidates, successfully commercialize approved products, generate revenue, and, ultimately, attain profitable operations. The Company’s operations to date have been primarily limited to financing and staffing the Company and the development of inarigivir, SB 11285, SB9225 and the Company’s other product candidates.

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

As of December 31, 2017, the Company had an accumulated deficit of $79.2 million and $50.6 million in cash, cash equivalents and marketable securities.

The Company expects to continue to incur significant and increasing losses for the foreseeable future. The Company anticipates that its expenses will increase significantly as it continues to develop inarigivir, SB 11285, SB 9225 and its other product candidates.  The Company does not have any committed external source of funds. As a result, the Company will need additional financing to support its continuing operations.  Adequate additional funds may not be available to the Company on acceptable terms, or at all. To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect common stockholder rights. If the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, the Company may have to relinquish valuable rights to its technologies, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Sperovie Biosciences, Inc. and SBP Securities Corporation. Sperovie Biosciences, Inc. had operations consisting mainly of legal fees associates with intellectual property activities as of December 31, 2017. SBP Securities Corporation had assets primarily related to investments in marketable securities and operations consisting primarily of interest income as of December 31, 2017. All intercompany balances and transactions have been eliminated in consolidation.

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

Restricted cash consists of $484,000, of which $250,000 is held as collateral for the Company’s credit card program and $234,000 is held as a security deposit required in conjunction with the lease agreement entered into in October 2017. The Company had no restricted cash as of December 31, 2016.

Included in cash and cash equivalents as of December 31, 2017 and 2016, are money market fund investments of $21.3 million and $9.5 million, respectively, which are reported at fair value (Note 5).

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

The Company’s one source of revenue during the period ending December 31, 2016 was grants from the NIH, representing 100% of total grant revenue for such period. The Company did not have any sources of revenue for the period ended December 31, 2017.

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

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying value, an impairment loss is recorded for the difference between the carrying value and fair value of the asset. Through December 31, 2017, no such impairment has occurred.

Deferred Rent

The Company’s operating leases include rent escalation payment terms and other incentives received from landlords. Deferred rent represents the difference between actual operating lease payments due and straight-line rent expense over the term of the lease, which is recorded in accrued expenses and other current liabilities.   The Company had deferred aggregate rent for its research and development facility in Milford, Massachusetts and its headquarters in Hopkinton, Massachusetts of $35,000 as of December 31, 2017 and December 31, 2016.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery has occurred or services the Company recognized have been rendered and collection is reasonably assured. Generally, these criteria were met and revenue from grants from the NIH, which subsidized certain of the Company’s research projects, was recognized as efforts were expended and as eligible project costs were incurred.

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

Fair Value Measurements

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a hierarchy of inputs used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described below:

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method and the as if-converted method, for convertible securities, if inclusion of these instruments is dilutive. As of December 31, 2017 and 2016, both methods are equivalent. Basic and diluted net loss per share is described further in Note 2.

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

The Company assesses its income tax positions and records tax benefits based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the consolidated financial statements. The Company classifies interest and penalties associated with such uncertain tax positions as a component of interest expense. As of December 31, 2017 and 2016, the Company has not identified any material uncertain tax positions.

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity.

The Company leases office and laboratory space in Hopkinton, Massachusetts and research and development space in Milford, Massachusetts, under non-cancelable operating leases. The Company has standard indemnification arrangements under these leases that require it to indemnify the landlords against liability for injury, loss, accident, or damage from any claims, actions, proceedings, or costs resulting from certain acts, breaches, violations, or nonperformance under the Company’s lease.

Through December 31, 2017, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting to require changes to several areas of employee stock-based compensation payment accounting in an effort to simplify stock-based compensation reporting. The update revises requirements in the following areas: minimum statutory withholding, accounting for income taxes, forfeitures, and intrinsic value accounting for private entities. The new standard is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within each annual reporting period. The Company adopted this standard on January 1, 2017. The update revises requirements in the following areas:  minimum statutory withholding, accounting for income taxes, and forfeitures. Prior to adoption, the Company applied a 0% forfeiture rate to stock-based compensation, resulting in no cumulative effect adjustment to the opening period. Upon adoption of this standard, the Company’s accounting policy is to recognize forfeitures as they occur.

The update requires the Company to recognize the income tax effect of awards in the income statement when the awards vest or are settled. It also allows the Company to repurchase more of an employee’s shares than it could prior to the update for tax withholding purposes without triggering a liability. The income tax related items had no effect on the current period presentation as the Company did not have any historical excess tax benefits.

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards, or IFRS. This standard removes inconsistencies and weaknesses between U.S. GAAP and IFRS in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements, and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. This update is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period and early application is not permitted. The Company adopted this standard as of January 1, 2018, however, until the Company expects material revenue to be recognized, the adoption of this standard is not expected to have an impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the current leasing guidance and upon adoption, will require lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for the Company for the annual period beginning after December 15, 2018 and can be early adopted by applying a modified retrospective approach for leases existing at, and entered into after, the beginning of the earliest comparable period presented in the financial statements. The Company is currently evaluating the impact that the adoption of this standard may have on its consolidated financial statements.

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

The following table summarizes the computation of basic and diluted net loss per share of the Company for such periods (in thousands, except share and per share data):

	Year Ended December 31,
	2017	2016
Net loss	$(27,679)	$(17,366)
Weighted-average number of common shares-basic and diluted	11,153,269	7,256,671
Net loss per common share-basic and diluted	$(2.48)	$(2.39)

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

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact due to the losses reported:

	Year Ended December 31,
	2017	2016
Common stock warrants	1,787,124	1,798,084
Stock options	988,565	704,315

3.	INVESTMENTS

Cash in excess of the Company’s immediate requirements is invested in accordance with the Company’s investments policy that primarily seeks to maintain adequate liquidity and preserve capital.

The following table summarizes the Company’s investments, by category, as of December 31, 2017 and 2016 (in thousands):

	December 31,	December 31,
Investments - Current:	2017	2016
Marketable securities - available for sale	$26,906	$14,046
Total	$26,906	$14,046

Investments - Noncurrent:
Marketable securities - available for sale	$—	$752
Total	$—	$752

A summary of the Company’s available-for-sale classified investments as of December 31, 2017 and 2016 consisted of the following (in thousands):

	At December 31, 2017
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Investments - Current:
Commercial paper	$9,584	$—	$—	$9,584
Corporate bonds	15,347	—	(23)	15,324
United States treasury securities	1,998	—	—	1,998
Total	$26,929	$—	$(23)	$26,906

	At December 31, 2016
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Investments - Current:
Agency bonds	$452	$—	$—	$452
Commercial paper	2,947	—	—	2,947
Corporate bonds	8,499	—	(7)	8,492
United States treasury securities	2,155	—	—	2,155
Total	$14,053	$—	$(7)	$14,046

Investments - Noncurrent:
Corporate bonds	752	—	—	752
Total	$752	$—	$—	$752

The amortized cost and fair value of the Company’s available-for-sale investments, by contract maturity, as of December 31, 2017 consisted of the following (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$26,929	$26,906
Due after one year through two years	—	—
Total	$26,929	$26,906

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of December 31, 2017 and 2016 consisted of the following (in thousands):

	December 31,	December 31,
	2017	2016
Equipment	$727	$576
Furniture and fixtures	292	140
Leasehold improvements	153	133
Total property and equipment	1,172	849
Less: accumulated depreciation and amortization	(485)	(327)
Property and equipment, net	$687	$522

Depreciation expense for the years ended December 31, 2017 and 2016 was $158,000 and $118,000, respectively.

5.	FAIR VALUE MEASUREMENTS

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

A summary of the assets and liabilities that are measured at fair value as of December 31, 2017 and 2016 is as follows (in thousands):

		Fair Value Measurement at December 31, 2017
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$21,265	$21,265	$—	$—
Fixed income securities	26,906	—	26,906	—
Total	$48,171	$21,265	$26,906	$—

Liabilities:
Warrant liabilities	$13,128	$—	$—	$13,128
Total	$13,128	$—	$—	$13,128

		Fair Value Measurement at December 31, 2016
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$9,507	$9,507	$—	$—
Fixed income securities	14,798	—	14,798	—
Total	$24,305	$9,507	$14,798	$—

Liabilities:
Warrant liabilities	$6,333	$—	$—	$6,333
Total	$6,333	$—	$—	$6,333

(1)	Money market funds are included within cash and cash equivalents in the accompanying consolidated balance sheets are recognized at fair value.

The following table reflects the change in the Company’s Level 3 liabilities, which consist of the warrants issued in a private placement in November 2016 (see Note 7), for the year ended December 31, 2017 (in thousands):

November Private Placement Warrants
Balance at December 31, 2015	$—
Issuance of warrants	8,275
Change in fair value	(1,942)
Balance at December 31, 2016	$6,333
Change in fair value	6,795
Balance at December 31, 2017	$13,128

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses as of December 31, 2017 and 2016 consisted of the following (in thousands):

	December 31,	December 31,
	2017	2016
Clinical	$1,093	$738
Compensation and benefits	1,024	901
Accounting and legal	453	279
Other	164	64
Total accrued expenses	$2,734	$1,982

7.	STOCKHOLDERS’ EQUITY

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

In May 2016, the Company issued and sold in its IPO an aggregate of 944,000 shares of common stock at $12.00 per share, which included 24,900 shares that represented the exercise of an option to purchase additional shares granted to the underwriters in connection with the IPO.  The offering resulted in $8.2 million of net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. Upon the closing of the Company’s IPO, the Company filed an amended and restated certificate of incorporation, which authorized the Company to issue 200,000,000 shares of common stock and 10,000,000 shares of preferred stock. In connection with the closing of the IPO, the Company received approximately $5.3 million in proceeds upon the exercise of previously issued warrants to purchase 641,743 shares of common stock of the Company.

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

In June 2017, the Company issued and sold in an underwritten public offering an aggregate of 3,269,219 shares of its common stock at $13.00 per share, which included 384,604 shares pursuant to the exercise of an option to purchase additional shares granted to the underwriters in connection with the offering. The offering resulted in $39.7 million of net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

In August 2017, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which the Company may offer and sell, from time to time through Cantor, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million. The Company will pay Cantor a commission rate equal to 3.0% of the aggregate gross proceeds from each sale. During the fourth quarter of 2017, the Company sold an aggregate of 252,443 shares of our common stock pursuant to the Sales Agreement for an aggregate of approximately $3.9 million in gross proceeds at a weighted average selling price of $15.55 per share. Net proceeds to the Company were approximately $3.7 million after deducting commissions and other transactions costs.

Warrants

In connection with the amendment and restatement of a license agreement with BioHEP, the Company issued a warrant to purchase 125,000 shares of the Company’s common stock to BioHEP (the “BioHEP Warrant”), effective February 1, 2016. The Company evaluated the terms of the warrant and concluded that it are equity-classified. The fair value of the warrant, $0.8 million, was estimated on the issuance date using a Black Scholes pricing model based on the following assumptions: an expected term of two and a half years, expected stock price volatility of 71%, a risk-free rate of 1.01%, and a dividend yield of 0%. The fair value was expensed as research and development costs.

In connection with the Company’s IPO, the Company issued to the sole book-running manager for the IPO a warrant to purchase 27,600 shares of common stock in May 2016 and a warrant to purchase 747 shares of common stock in June 2016 (together, the “IPO Warrants”). The IPO Warrants are exercisable at an exercise price of $15.00 per share and expire on May 5, 2021. The Company evaluated the terms of the IPO Warrants and concluded that they should be equity-classified. The fair value of the May 2016 IPO Warrants was estimated on the applicable issuance dates using a Black Scholes pricing model based on the following assumptions: an expected term of 4.99 years; expected stock price volatility of 87%; a risk-free rate of 1.20%; and a dividend yield of 0%. The fair value of the June 2016 IPO Warrants was estimated on the applicable issuance dates using a Black Scholes pricing model based on the following assumptions: an expected term of 4.92 years; expected stock price volatility of 87%; a risk-free rate of 1.23%; and a dividend yield of 0%. The aggregate fair value of the IPO Warrants was $0.2 million.

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

In connection with the November Private Placement, the Company issued the November Private Placement Warrants to purchase 1,644,737 shares of common stock in November 2016 to a group of accredited investors. As of December 31, 2017, November Private Placement warrants to purchase 1,633,777 shares of common stock remained outstanding. The November Private Placement Warrants are exercisable at an exercise price of $10.79 per share and expire on November 23, 2021. The Company evaluated the terms of these warrants and concluded that they should be liability-classified. In November 2016, the Company recorded the fair value of these warrants of approximately $8.3 million using a Black Scholes pricing model. The Company must recognize any change in the value of the warrant liability each reporting period in the statement of operations. As of December 31, 2017 and 2016, the fair value of the November Private Placement Warrants was approximately $13.1 million and $6.3 million, respectively (see Note 5). .

A summary of the Black Scholes pricing model assumptions used to record the fair value of the warrants is as follows:

	December 31, 2017	December 31, 2016
Risk-free interest rate	2.0%	1.9%
Expected term (in years)	3.9	4.9
Expected volatility	73.1%	65.5%
Expected dividend yield	0%	0%

A summary of warrant activities during the years ended December 31, 2017 and 2016 is as follows:

Warrants
Outstanding at December 31, 2015	1,181,776
Grants	1,798,084
Exercises	(641,743)
Expirations/cancellations	(540,033)
Outstanding at December 31, 2016	1,798,084
Grants	—
Exercises	(10,960)
Expirations/cancellations	—
Outstanding at December 31, 2017	1,787,124

2014 Stock Incentive Plan

In April 2014, the Company’s Board of Directors approved the 2014 Stock Incentive Plan (the “2014 Plan”) and authorized 750,000 shares of common stock to be issued under the 2014 Plan. The Company’s 2014 Plan provides for the issuance of common stock, stock options and other stock-based awards to employees, officers, directors, consultants, and advisors. The Company’s 2015 Stock Incentive Plan (the “2015 Plan”) became effective immediately prior to the closing of the Company’s IPO on May 11, 2016. Upon the effectiveness of the 2015 Plan, 116,863 shares of common stock that remained available for grant under the 2014 Plan became available for grant under the 2015 Plan, and no further awards were available to be issued under the 2014 Plan.

2015 Stock Incentive Plan

The 2015 Plan provides for the issuance of common stock, stock options and other stock-based awards to employees, officers, directors, consultants and advisors of the Company. The number of shares reserved for issuance under the 2015 Plan is the sum of 750,000 shares of common stock, plus the number of shares equal to the sum of (i) 116,863 shares of common stock, which was the number of shares reserved for issuance under the 2014 Plan that remained available for grant under the 2014 Plan immediately prior to the closing of the Company’s IPO, and (ii) the number of shares of common stock subject to outstanding awards under the 2014 Plan that expire, terminate or are otherwise surrendered, cancelled or forfeited. The exercise price of stock options cannot be less than the fair value of the common stock on the date of grant. Stock options awarded under the 2015 Plan expire 10 years after the grant date, unless the Board sets a shorter term. As of December 31, 2017, the Company had 459,535 shares available for issuance under the 2015 Plan.

The following table summarizes the option activity for the year ended December 31, 2017, under both the 2014 Plan and the 2015 Plan (collectively the “Plans”):

	Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	610,481	$11.99	—
Granted	128,334	10.41	—
Exercised	(10,247)	9.28	29,550
Cancelled	(24,253)	9.89	—
Outstanding at December 31, 2016	704,315	$11.82	—
Granted	297,500	8.45	—
Exercised	(10,000)	9.28	11,228
Cancelled	(3,250)	12.44	—
Options outstanding at December 31, 2017	988,565	$10.83	$2,617,859
Options exercisable at December 31, 2017	436,127	$11.74	$752,700

As of December 31, 2017, all options outstanding have a weighted-average remaining contractual life is 8.2 years. The weighted-average fair value of all stock options granted for the years ended December 31, 2017 and 2016 was $5.89 and $7.06, respectively. Intrinsic value at December 31, 2017 is based on the closing price of the Company’s common stock of $13.44 per share.

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

There were no stock options granted prior to 2015. The assumptions the Company used to determine the fair value of stock options granted to employees and directors in 2017 and 2016 are as follows, presented on a weighted-average basis:

	Year Ended December 31,
	2017	2016
Risk-free interest rate	2.0%	1.4%
Expected term (in years)	6.0	6.1
Expected volatility	80%	78%
Expected dividend yield	0%	0%

The following table summarizes the stock-based compensation expense for the years ended December 31, 2017 and 2016, under the Plans (in thousands):

	Year Ended December 31,
Stock-based compensation:	2017	2016
Research and development	$489	$390
General and administrative	1,422	1,048
Total Stock-based compensation	$1,911	$1,438

The fair value of stock options vested during the year ended December 31, 2017 was $1.7 million. At December 31, 2017, there was $3.6 million of unrecognized stock-based compensation expense relating to stock options granted pursuant to the Plans, which will be recognized over the weighted-average remaining vesting period of 2.1 years.

Reserved Shares

As of December 31, 2017 and 2016, the Company has reserved the following shares of common stock for potential conversion of the Preferred Stock, exercise of warrants and outstanding options and issuance of shares available for grant under the 2015 Plan:

	December 31,
	2017	2016
2016 BioHEP warrants	125,000	125,000
2016 IPO warrants	28,347	28,347
November Private Placement warrants	1,633,777	1,644,737
2014 and 2015 Stock incentive plans	1,448,100	1,461,233
Total	3,235,224	3,259,317

8.	INCOME TAXES

A reconciliation of the statutory U.S. Federal Tax Rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2017	2016
U.S. statutory federal income tax rate	(34.0)%	(34.0)%
State income taxes, net of federal income tax benefit	(3.8)%	(5.7)%
Permanent items	0.8%	0.9%
Warrant adjustment	8.3%	(3.8)%
R&D credit	(0.3)%	(0.4)%
Change in valuation allowance	—	43.0%
Change in federal rate impact	29.2%	—
Other	(0.2)%	—
Effective income tax rate	0.0%	0.0%

The significant components of the Company’s deferred tax assets as of December 31, 2017 and 2016 are as follows (in thousands):

	December 31,
	2017	2016
Net operating loss carryforwards	$16,781	$16,634
Research and development credits	520	385
Accrued expenses	265	322
Property and equipment	(11)	(1)
License payments	663	1,025
Stock based compensation	831	682
Other – net	22	17
Deferred tax assets	19,071	19,064
Valuation allowance	(19,071)	(19,064)
Net deferred tax asset and liability	$—	$—

Because of the Company’s recurring losses since inception, management has concluded that it is more likely than not that the benefits of losses to date which result in deferred tax assets will not be realized and, accordingly, the Company provided a full valuation allowance against the net deferred tax assets. The valuation allowance increased by approximately $8,000 in 2017 due to the increase in the deferred tax assets (primarily due to the net operating loss carryforwards) largely offset by a decrease from the deferred tax assets previously being valued at 34% and now being valued at 21%. The change in the tax rate is due to tax reform enacted during 2017, see further discussion below. The valuation allowance increased by approximately $7,464,000 in 2016 due to the increase in the deferred tax assets (primarily due to the net operating loss carryforwards). At December 31, 2017, the Company had federal and state net operating loss carryforwards of approximately $61,552,000 and $60,997,000, respectively available to reduce future taxable income, if any. The federal and state net operating loss carryforwards expire beginning in 2029 and ending in 2037, respectively. At December 31, 2017, the Company had available federal and state income tax credits of approximately $294,000 and $287,000, respectively, which are available to reduce future income taxes, if any, through 2037.

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

The Company files income tax returns in the U.S. federal and Massachusetts jurisdictions. The statute of limitations for assessment by the Internal Revenue Service, or IRS, and state tax authorities is closed for tax years prior to 2014, although carryforward attributes that were generated prior to tax year 2014 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. The Company’s policy is to record interest and penalties on any unrecognized tax benefits as part of tax expense. The Company has not recorded any interest or penalties on any unrecognized tax benefits since its inception. The Company does not believe material uncertain tax positions have arisen to date.

During the first quarter of 2016, the FASB issued ASU 2016-09 that amends its guidance on certain aspects of accounting for share-based payments to employees. Companies will no longer record excess tax benefits and tax deficiencies related to stock compensation in addition paid-in capital (APIC). Excess tax benefits occur when the amount deductible for an award of equity instruments on the employer’s tax return is more than the cumulative compensation cost recognized for financial reporting purposes. Tax deficiencies occur when the amount deductible for an award of equity instruments on the employer’s tax return is less than the cumulative compensation cost recognized for financial reporting purposes. Under ASU 2016-09, all excess tax benefits and tax deficiencies are recorded as income tax expense or benefit in the income statement in the interim period in which they occur. The Company adopted ASU 2016-09 in the first quarter of 2017 and there was no impact to the income tax provision or footnote as a result of the adoption because the Company did not have any historical excess tax benefits.

On December 22, 2017 the President signed the Tax Cuts and Jobs Act (“TCJA”) which reduced the US corporate income tax rate to 21% effective January 1, 2018 as well as a variety of other changes including the limitation of the tax deductibility of interest expense, acceleration of expensing of certain business assets and reductions in the amount of executive pay that could qualify as a tax deduction. ASC 740 requires us to recognize the effect of the tax law changes in the period of enactment. The Company recalculated its deferred tax balances at the new 21% corporate tax rate and recorded an offset for the net amount as a component of income tax expense. This change was offset by a corresponding change in the valuation allowance because the Company maintains a full valuation allowance as of December 31, 2017.  The Securities and Exchange Commission staff issued Staff Accounting Bulletin 118 which allowed the Company to record provisional amounts for the impact of the TCJA during a measurement period which is similar to the measurement period used when accounting for business combinations. At December 31, 2017, the Company made a reasonable estimate of the effects of the TCJA on its existing deferred tax balances. The final impact of the TCJA may differ from this estimate, possibly materially, due to, among other things, changes in interpretations and assumptions the Company has made and guidance that may be issued.

In addition to the reduced corporate rate, TCJA creates a territorial tax system which allows companies to repatriate future foreign source income without incurring taxes and provides a 100% exemption for the foreign source portion of dividends. It also imposes a one-time transiting tax on unearned foreign earnings of foreign subsidiaries of US companies taxes at a 15.55% rate. The bill also imposes a base erosion anti-abuse tax, a tax for any costs paid by a US company to a foreign affiliate that would be capitalized to inventory. Given the Company does not have foreign operations, it determined these changes do not currently affect its income tax provision or footnote.

9.	COMMITMENTS AND CONTINGENCIES

Leases

In April 2015, the Company entered into an amendment to the lease for its research and development facility in Milford, Massachusetts to extend the term of the lease through March 31, 2018 and expand the leased laboratory space.

In March 2016, the Company entered into an operating lease for its headquarters in Hopkinton, Massachusetts with a lease term through May 31, 2021. The total payments due during the term of the lease are approximately $771,000.

In October 2017, the Company entered into a lease agreement in Hopkinton, Massachusetts.  The premises covered by the lease will serve as the Company’s new principal office and laboratory space.  The initial term of the lease is 125 months beginning on the date on which the landlord substantially completes certain renovations to the premises covered by the lease.  The Company has the option to extend the lease one time for an additional 5-year period.  Following an eleven-month rent abatement period, the Company will be obligated to make monthly rent payments in the amount of $34,533, which is subject to increase by approximately 3% annually for the first five years of the lease and by approximately 2.5% annually thereafter. The total lease payments due during the term of the lease are approximately $4.4 million. In addition, the Company is responsible under the lease for specified costs and charges, including certain operating expenses, utilities, taxes and insurance.

Rent paid under both leases for the years ended December 31, 2017 and 2016 was $233,000 and $166,000, respectively.

Future minimum commitments due under all leases at December 31, 2017 are as follows (in thousands):

Year
2018	$174
2019	468
2020	587
2021	506
Thereafter	3,265
Total minimum lease payments	$5,000

The commitments under the lease agreement entered into in October 2017 are included in the table above.

BioHEP Technologies Ltd. License Agreement

In January 2016, the Company entered into an amended and restated license agreement with BioHEP, which became effective on February 1, 2016.

Under the amended and restated license agreement, the Company agreed to pay BioHEP up to $3.5 million in development and regulatory milestone payments for disease(s) caused by each distinct virus for which the Company develops licensed product(s). BioHEP is also eligible to receive tiered royalties in the low-to-mid single-digits on net product sales of licensed products by the Company and its affiliates and sub licensees, and a specified share of non-royalty sublicensing revenues the Company and its affiliates receive from sub licensees, which share of sublicensing revenues is capped at a maximum aggregate of $2.0 million under all such sublicenses. Milestone and royalty payments associated with the Company’s amended and restated license agreement with BioHEP have not been included in the above table of contractual obligations as the Company cannot reasonably estimate if or when they will occur. As of December 31, 2017, there have been no milestone or royalty payments made to BioHEP.

Contingencies

The Company accrues for contingent liabilities to the extent that the liability is probable and estimable.  There are no accruals for contingent liabilities in these consolidated financial statements.

During May 2015, the Company entered into a transition agreement with the Company’s former President and Chief Executive Officer. Under the transition agreement, he continued to serve as the Company’s president and chief executive officer for a transition period that ended on August 17, 2015. Following the transition period, the Company made 18 monthly payments totaling $464,000 and also provided benefits consistent with the coverage that was provided prior to the execution of the transition agreement. There was no remaining unpaid balance relating to his obligation at December 31, 2017.

10.	401(k) PLAN

The Company has a 401(k)-defined contribution plan (the “401(k) Plan”) for substantially all of its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits. At the election of its Board, the Company may elect to match employee contributions. For the years ended December 31, 2017 and 2016, the Company paid a match of up to 4%, which amounted to $124,000 and $89,000, respectively.

11.	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2016, the Company reimbursed BioHEP, a greater than five percent stockholder, $14,000 for legal expenses that BioHEP incurred in connection with entering into the Amended License Agreement. The Company incurred no such payments during the year ended December 31, 2017.

12.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date on which the consolidated financial statements were issued, to ensure that this submission includes appropriate disclosure of events both recognized in the consolidated financial statements and events which occurred subsequently but were not recognized in the consolidated financial statements.