Form 10-Q
period 2018-03-31
Spring Bank Pharmaceuticals, Inc.
filed 2018-04-27
CIK 1566373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 26, 2018, the registrant had 13,182,567 shares of common stock, $0.0001 par value per share, outstanding.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Factors that could cause actual results or events to differ materially from the forward-looking statements that we make include, but are not limited to, the following:

•Our business currently depends substantially on the success of clinical trials for inarigivir soproxil, which we refer to as inarigivir, which is still under development. If we are unable to obtain regulatory approval for, or successfully commercialize, inarigivir, our business will be materially harmed.

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

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. You should also read carefully the factors described in the section “Risk Factors” of this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our subsequent Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, press releases, and our website. Any forward-looking statements that we make in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2018	2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$23,838	$23,649
Marketable securities	23,321	26,906
Prepaid expenses and other current assets	609	580
Total current assets	47,768	51,135
Property and equipment, net	892	687
Restricted cash	234	484
Other assets	216	35
Total	$49,110	$52,341
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,655	$1,700
Accrued expenses and other current liabilities	2,130	2,734
Total current liabilities	3,785	4,434
Warrant liabilities	11,926	13,128
Other long-term liabilities	30	31
Total liabilities	15,741	17,593
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 10,000,000 shares at March 31, 2018 and December 31, 2017; no shares issued or outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value—authorized, 200,000,000 shares at March 31, 2018 and December 31, 2017; 13,153,879 and 12,961,993 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1	1
Additional paid-in capital	117,469	113,984
Accumulated deficit	(84,101)	(79,214)
Other comprehensive loss	—	(23)
Total stockholders’ equity	33,369	34,748
Total	$49,110	$52,341

See accompanying notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	For the Three Months Ended March 31,
	2018	2017
Operating expenses:
Research and development	$3,977	$2,527
General and administrative	2,223	1,987
Total operating expenses	6,200	4,514
Loss from operations	(6,200)	(4,514)
Other income (expense):
Interest income	134	41
Change in fair value of warrant liabilities	1,202	(2,027)
Net loss	(4,864)	(6,500)
Unrealized loss on marketable securities	—	3
Comprehensive Loss	$(4,864)	$(6,497)
Net loss per common share – basic and diluted	$(0.37)	$(0.69)
Weighted-average number of shares outstanding – basic and diluted	12,991,532	9,416,259

See accompanying notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,864)	$(6,500)
Adjustments for:
Depreciation and amortization	45	36
Change in fair value of warrant liabilities	(1,202)	2,027
Non-cash investment income	35	25
Non-cash stock-based compensation	658	500
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(29)	359
Other assets	(181)	—
Accounts payable	(45)	519
Accrued expenses and other liabilities	(605)	(1,081)
Net cash used in operating activities	(6,188)	(4,115)
Cash flows from investing activities:
Proceeds from sale of marketable securities	13,550	7,714
Purchases of marketable securities	(10,000)	—
Purchases of property and equipment	(250)	(100)
Net cash provided by investing activities	3,300	7,614
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs paid of $125	2,827	—
Issuance costs paid in connection with the private investment in a public entity	—	(147)
Proceeds from exercise of stock options	—	2
Cash provided by (used in) financing activities	2,827	(145)
Net (decrease) increase in cash, cash equivalents and restricted cash	(61)	3,354
Cash, cash equivalents and restricted cash, beginning of period	24,133	10,684
Cash, cash equivalents and restricted cash, end of period	$24,072	$14,038
Supplemental disclosures of cash flow information:
Cash paid for taxes	$3	$—
Cash paid for interest	$—	$—

See accompanying notes to consolidated financial statements.

Spring Bank Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Spring Bank Pharmaceuticals, Inc. (the “Company”) is a clinical-stage biopharmaceutical company engaged in the discovery and development of a novel class of therapeutics using a proprietary small molecule nucleic acid hybrid (“SMNH”) chemistry platform. The Company is developing its most advanced SMNH product candidate, inarigivir soproxil (“inarigivir”) (formerly known as SB 9200), for the treatment of chronic hepatitis B virus. Since inception in 2002 and prior to its initial public offering (“IPO”) in May 2016, the Company built its technology platform and product candidate pipeline, supported by grants and through private financings. In September 2015, the Company formed a wholly owned subsidiary, Sperovie Biosciences, Inc., and in December 2016, the Company formed a wholly owned subsidiary, SBP Securities Corporation.

The Company’s success is dependent upon its ability to successfully complete clinical development and obtain regulatory approval of its product candidates, successfully commercialize approved products, generate revenue, and, ultimately, attain profitable operations. The Company’s operations to date have been primarily limited to financing and staffing the Company and the development of inarigivir, SB 11285, SB 9225 and the Company’s other product candidates.

Basis of Presentation and Liquidity

The accompanying consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”).

The accompanying interim financial statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017, and related interim information contained within the notes to the financial statements, are unaudited. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of March 31, 2018, results of operations for the three months ended March 31, 2018 and 2017, and its cash flows for the three months ended March 31, 2018 and 2017. These interim financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on February 20, 2018. The results for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the full fiscal year or any interim period.

As of March 31, 2018, the Company had an accumulated deficit of $84.1 million and $47.2 million in cash, cash equivalents and marketable securities.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Sperovie Biosciences, Inc. and SBP Securities Corporation. Sperovie Biosciences, Inc. had operations consisting mainly of legal fees associated with intellectual property activities as of March 31, 2018. SBP Securities Corporation had assets primarily related to investments in marketable securities and operations consisting primarily of interest income as of March 31, 2018. All intercompany balances and transactions have been eliminated in consolidation.

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

Restricted cash consists of $0.2 million which is held as a security deposit required in conjunction with a lease agreement entered into in October 2017. The Company had no restricted cash as of March 31, 2017.

Included in cash and cash equivalents as of March 31, 2018 and December 31, 2017, are money market fund investments of $22.4 million and $21.3 million, respectively, which are reported at fair value (Note 5).

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

Investments in Marketable Securities

The Company invests excess cash balances in short-term and long-term marketable securities. The Company classifies investments in marketable securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time of purchase. At each balance sheet date presented, all investments in securities are classified as available-for-sale. The Company reports available-for-sale investments at fair value at each balance sheet date and realized gains and losses are determined using the specific identification method. Unrealized holding gains and losses (the adjustment to fair value) and realized gains and losses are included in other income (expense) in the consolidated statement of operations. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other than temporary,” including the intention to sell and, if so, marks the investment to market through a charge to the Company’s consolidated statements of operations.

Property and Equipment, Net

Property and equipment are recorded at cost. Costs associated with maintenance and repairs are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives:

Asset Category	Useful Life
Equipment	5-7 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of 10 years or the remaining term of the respective lease

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying value, an impairment loss is recorded for the difference between the carrying value and fair value of the asset. Through March 31, 2018, no such impairment has occurred.

Deferred Rent

The Company’s operating leases include rent escalation payment terms and other incentives received from landlords. Deferred rent represents the difference between actual operating lease payments due and straight-line rent expense over the term of the lease, which is recorded in accrued expenses and other current liabilities. The Company had deferred aggregate rent for its research and development facility in Milford, Massachusetts and its headquarters in Hopkinton, Massachusetts of $34,000 and $35,000 as of March 31, 2018 and December 31, 2017, respectively.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method and the as if-converted method, for convertible securities, if inclusion of these instruments is dilutive. As of March 31, 2018 and December 31, 2017, both methods are equivalent. Basic and diluted net loss per share is described further in Note 2.

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

The Company assesses its income tax positions and records tax benefits based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the consolidated financial statements. The Company classifies interest and penalties associated with such uncertain tax positions as a component of interest expense. As of March 31, 2018 and December 31, 2017, the Company has not identified any material uncertain tax positions.

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

Through March 31, 2018, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards, or IFRS. This standard removes inconsistencies and limitations between U.S. GAAP and IFRS in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements, and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. This update is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period and early application is not permitted. The Company adopted this standard as of January 1, 2018, however, until the Company expects material revenue to be recognized, the adoption of this standard is not expected to have an impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends ASC Subtopic 825-10, Financial Instruments - Overall, and includes updates on certain aspects of recognition, measurement, presentation and disclosure of financial instruments and applies to all entities that hold financial assets or owe financial liabilities. The new standard is effective for the Company for the annual period beginning after December 15, 2017, with early adoption permitted. The adoption of this standard resulted in the cumulative unrealized gain or loss balance included in other comprehensive income at December 31, 2017, which was a $23,000 loss, to be reclassified to accumulated deficit through a cumulative effect adjustment. During the period ended March 31, 2018, the unrealized gain or loss is included in other income (expense) in the Company’s consolidated statement of operations.

In September 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends ASC Topic 230, Statement of Cash Flows, and includes provisions intended to reduce diversity in practice and provides guidance on eight specific statements of cash flows classification issues. The new standard is effective for the Company for the annual period ending after December 15, 2017, and for annual and interim periods thereafter, with early adoption permitted. The Company adopted this standard as of January 1, 2018, however, the adoption of this standard does not impact the Company’s consolidated financial statements.

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

2. NET LOSS PER SHARE

The following table summarizes the computation of basic and diluted net loss per share of the Company for such periods (in thousands, except share and per share data):

	Three Months Ended March 31,
	2018	2017
Net loss	$(4,864)	$(6,500)
Weighted-average number of common shares-basic and diluted	12,991,532	9,416,259
Net loss per common share-basic and diluted	$(0.37)	$(0.69)

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

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact due to the losses reported:

	Three Months Ended March 31,
	2018	2017
Common stock warrants	1,787,124	1,798,084
Stock options	1,261,065	966,300

3. INVESTMENTS

Cash in excess of the Company’s immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The following table summarizes the Company’s investments, by category, as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31,	December 31,
Investments - Current:	2018	2017
Debt securities - available for sale	$23,321	$26,906
Total	$23,321	$26,906

A summary of the Company’s available-for-sale classified investments as of March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	At March 31, 2018
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Investments - Current:
Commercial paper	$1,199	$—	$—	$1,199
Corporate bonds	14,180	—	(33)	14,147
United States treasury securities	7,986	—	(11)	7,975
Total	$23,365	$—	$(44)	$23,321

	At December 31, 2017
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Investments - Current:
Commercial paper	$9,584	$—	$—	$9,584
Corporate bonds	15,347	—	(23)	15,324
United States treasury securities	1,998	—	—	1,998
Total	$26,929	$—	$(23)	$26,906

The amortized cost and fair value of the Company’s available-for-sale investments, by contract maturity, as of March 31, 2018 consisted of the following (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$23,365	$23,321
Due after one year through two years	—	—
Total	$23,365	$23,321

4. PROPERTY AND EQUIPMENT, NET

Property and equipment as of March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Equipment	$937	$727
Furniture and fixtures	332	292
Leasehold improvements	153	153
Total property and equipment	1,422	1,172
Less: accumulated depreciation and amortization	(530)	(485)
Property and equipment, net	$892	$687

Depreciation for the three months ended March 31, 2018 and 2017 was $45,000 and $36,000, respectively.

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

A summary of the assets and liabilities that are measured at fair value as of March 31, 2018 and December 31, 2017 is as follows (in thousands):

		Fair Value Measurement at March 31, 2018
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$22,383	$22,383	$—	$—
Fixed income securities	23,321	—	23,321	—
Total	$45,704	$22,383	$23,321	$—

Liabilities:
Warrant liabilities	$11,926	$—	$—	$11,926
Total	$11,926	$—	$—	$11,926

		Fair Value Measurement at December 31, 2017
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$21,265	$21,265	$—	$—
Fixed income securities	26,906	—	26,906	—
Total	$48,171	$21,265	$26,906	$—

Liabilities:
Warrant liabilities	$13,128	$—	$—	$13,128
Total	$13,128	$—	$—	$13,128

(1)	Money market funds are included within cash and cash equivalents in the accompanying consolidated balance sheets are recognized at fair value.

The following table reflects the change in the Company’s Level 3 liabilities, which consists of the warrants issued in a private placement in November 2016 (see Note 7), for the period ended March 31, 2018 (in thousands):

November Private Placement Warrants
Balance at December 31, 2016	$6,333
Change in fair value	6,795
Balance at December 31, 2017	13,128
Change in fair value	(1,202)
Balance at March 31, 2018	$11,926

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses as of March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Clinical	$1,480	$1,093
Compensation and benefits	352	1,024
Accounting and legal	206	453
Other	92	164
Total accrued expenses	$2,130	$2,734

7. STOCKHOLDERS’ EQUITY

Common and Preferred Stock

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

In August 2017, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which the Company may offer and sell, from time to time through Cantor, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million. The Company will pay Cantor a commission rate equal to 3.0% of the aggregate gross proceeds from each sale. During the three months ended March 31, 2018, the Company sold an aggregate of 190,055 shares of its common stock pursuant to the Sales Agreement at a weighted-average selling price of $15.53 per share.  During the year ended December 31, 2017, the Company sold an aggregate of 252,443 shares of its common stock pursuant to the Sales Agreement at a weighted-average selling price of $15.55 per share.

Warrants

In connection with the amendment and restatement of a license agreement with BioHEP, the Company issued a warrant to purchase 125,000 shares of the Company’s common stock to BioHEP (the “BioHEP Warrant”), effective February 1, 2016. The Company evaluated the terms of the warrant and concluded that it should be equity-classified. The fair value of the warrant, $0.8 million, was estimated on the issuance date using a Black-Scholes pricing model based on the following assumptions: an expected term of two and a half years, expected stock price volatility of 71%, a risk free rate of 1.01%, and a dividend yield of 0%. The fair value was expensed as research and development costs.

In connection with the Company’s IPO, the Company issued to the sole book-running manager for the IPO a warrant to purchase 27,600 shares of common stock in May 2016 and a warrant to purchase 747 shares of common stock in June 2016 (together, the “IPO Warrants”). The IPO Warrants are exercisable at an exercise price of $15.00 per share and expire on May 5, 2021. The Company evaluated the terms of the IPO Warrants and concluded that they should be equity-classified. The fair value of the May 2016 IPO Warrants was estimated on the applicable issuance dates using a Black-Scholes pricing model based on the following assumptions: an expected term of 4.99 years; expected stock price volatility of 87%; a risk free rate of 1.20%; and a dividend yield of 0%. The fair value of the June 2016 IPO Warrants was estimated on the applicable issuance dates using a Black-Scholes pricing model based on the following assumptions: an expected term of 4.92 years; expected stock price volatility of 87%; a risk free rate of 1.23%; and a dividend yield of 0%. The aggregate fair value of the IPO Warrants was $0.2 million.

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

In November 2016, the Company entered into a definitive agreement with respect to the private placement of 1,644,737 shares of common stock and warrants to purchase 1,644,737 shares of common stock (the “November Private Placement Warrants”) to a group of accredited investors (the “November Private Placement”). These investors paid $9.12 for each share of common stock and warrant to purchase one share of common stock. The November Private Placement Warrants are exercisable at an exercise price of $10.79 per share and expire on November 23, 2021. The Company evaluated the terms of these warrants and concluded that they are liability-classified. In November 2016, the Company recorded the fair value of these warrants of approximately $8.3 million using a Black-Scholes pricing model. The Company must recognize any change in the value of the warrant liability each reporting period in the statement of operations. As of December 31, 2017 and March 31, 2018, the fair value of the November Private Placement Warrants was approximately $13.1 million and $11.9 million, respectively (see Note 5).

A summary of the Black-Scholes pricing model assumptions used to record the fair value of the warrants is as follows:

	March 31, 2018	December 31, 2017
Risk-free interest rate	2.3%	2.0%
Expected term (in years)	3.6	3.9
Expected volatility	43.5%	73.1%
Expected dividend yield	0%	0%

The following table summarizes the warrant activity for the year ended December 31, 2017 and for the three months ended March 31, 2018:

Warrants
Outstanding at December 31, 2016	1,798,084
Grants	—
Exercises	(10,960)
Expirations/cancellations	—
Outstanding at December 31, 2017	1,787,124
Grants	—
Exercises	—
Expirations/cancellations	—
Outstanding at March 31, 2018	1,787,124

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

2015 Stock Incentive Plan

The 2015 Plan provides for the issuance of common stock, stock options and other stock-based awards to employees, officers, directors, consultants and advisors of the Company. The number of shares reserved for issuance under the 2015 Plan is the sum of 750,000 shares of common stock, plus the number of shares equal to the sum of (i) 116,863 shares of common stock, which was the number of shares reserved for issuance under the 2014 Plan that remained available for grant under the 2014 Plan immediately prior to the closing of the Company’s IPO, and (ii) the number of shares of common stock subject to outstanding awards under the 2014 Plan that expire, terminate or are otherwise surrendered, cancelled or forfeited. The exercise price of stock options cannot be less than the fair value of the common stock on the date of grant. Stock options awarded under the 2015 Plan expire 10 years after the grant date, unless the Board sets a shorter term. As of March 31, 2018, the Company had 185,204 shares available for issuance under the 2015 Plan.

The following table summarizes the option activity for the year ended December 31, 2017 and the three months ended March 31, 2018:

	Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at December 31, 2016	704,315	$11.82	$—
Granted	297,500	8.45	—
Exercised	(10,000)	9.28	11,228
Cancelled	(3,250)	12.44	—
Outstanding at December 31, 2017	988,565	$10.83	2,617,859
Granted	272,500	12.14	—
Exercised	—	—	—
Cancelled	—	—	—
Options outstanding at March 31, 2018	1,261,065	$11.11	$5,381,185
Options exercisable at March 31, 2018	558,050	$11.23	$2,313,947

As of March 31, 2018, all options outstanding have a weighted-average remaining contractual life of 8.3 years. The weighted-average fair value of all stock options granted for the three months ended March 31, 2018 was $8.62.  Intrinsic value at March 31, 2018 is based on the closing price of the Company’s common stock of $15.38 per share.

In January 2018, the Company issued a stock option award as an inducement grant for the purchase of an aggregate of 50,000 shares of the Company’s common stock, outside of the 2015 Plan, at an exercise price of $12.02 per share. The inducement grant is excluded from the option activity table above.

There were no stock options granted prior to 2015. The assumptions the Company used to determine the fair value of stock options granted to employees and directors in 2018 and 2017 are as follows, presented on a weighted-average basis.

	Three Months Ended March 31,
	2018	2017
Risk-free interest rate	2.4%	2.0%
Expected term (in years)	6.0	6.0
Expected volatility	82.7%	78.6%
Expected dividend yield	0%	0%

The following table summarizes the Company’s stock-based compensation expense for the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Stock-based compensation:
Research and development	$201	$161
General and administrative	455	339
Total Stock-based compensation	$656	$500

The fair value of stock options vested during the three months ended March 31, 2018 was $0.8 million. At March 31, 2018, there was $5.3 million of unrecognized stock-based compensation expense relating to stock options granted pursuant to the Plans, which will be recognized over the weighted-average remaining vesting period of 2.7 years.

Reserved Shares

As of March 31, 2018 and 2017, the Company reserved the following shares of common stock for issuance of shares resulting from exercise of outstanding warrants and options, as well as issuance of shares available for grant under the Company’s stock incentive plans:

	March 31,
	2018	2017
2016 BioHEP warrants	125,000	125,000
2016 IPO warrants	28,347	28,347
November Private Placement warrants	1,633,777	1,644,737
2014 and 2015 Stock incentive plans	1,446,269	1,460,999
Total	3,233,393	3,259,083

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

In October 2017, the Company entered into a lease agreement for premises located in Hopkinton, Massachusetts. The premises covered by the lease will serve as the Company’s new principal office and laboratory space. The initial term of the lease is 125 months beginning on the date on which the landlord substantially completes certain renovations to the premises covered by the lease, which had not occurred as of March 31, 2018. The Company has the option to extend the lease one time for an additional 5-year period.  Following an eleven-month rent abatement period, the Company will be obligated to make monthly rent payments in the amount of $34,533, which is subject to increase by approximately 3% annually for the first five years of the lease and by approximately 2.5% annually thereafter. The total lease payments due during the term of the lease are approximately $4.4 million. In addition, the Company is responsible under the lease for specified costs and charges, including certain operating expenses, utilities, taxes and insurance.

Rent paid under the leases for the three months ended March 31, 2018 and 2017 was $59,000 and $56,000, respectively.

Future minimum commitments due under all leases at March 31, 2018 are as follows (in thousands):

Year
2018	$148
2019	399
2020	585
2021	504
Thereafter	3,338
Total minimum lease payments	$4,974

The commitments under the lease agreement entered into in October 2017 are included in the table above.

BioHEP Technologies Ltd. License Agreement

In January 2016, the Company entered into an amended and restated license agreement with BioHEP, which became effective on February 1, 2016.

Under the amended and restated license agreement, the Company agreed to pay BioHEP up to $3.5 million in development and regulatory milestone payments for disease(s) caused by each distinct virus for which the Company develops licensed product(s). BioHEP is also eligible to receive tiered royalties in the low-to-mid single-digits on net product sales of licensed products by the Company and its affiliates and sub licensees, and a specified share of non-royalty sublicensing revenues the Company and its affiliates receive from sub licensees, which share of sublicensing revenues is capped at a maximum aggregate of $2.0 million under all such sublicenses. Milestone and royalty payments associated with the Company’s amended and restated license agreement with BioHEP cannot reasonably estimated as to whether or when they will occur. As of March 31, 2018, there have been no milestone or royalty payments made to BioHEP.

Contingencies

The Company accrues for contingent liabilities to the extent that the liability is probable and estimable. There are no accruals for contingent liabilities in these consolidated financial statements.

During May 2015, the Company entered into a transition agreement with the Company’s former President and Chief Executive Officer. Under the transition agreement, he continued to serve as the Company’s president and chief executive officer for a transition period that ended on August 17, 2015. Following the transition period, the Company made 18 monthly payments totaling $464,000 and also provided benefits consistent with the coverage that was provided prior to the execution of the transition agreement. There was no remaining unpaid balance relating to this obligation at March 31, 2018.

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

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2017, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission, or the SEC, on February 20, 2018.

This report contains forward-looking statements that are being made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, or PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA. Forward-looking statements involve risks and uncertainties. In this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements.

Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution our readers that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those expressed or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q.

We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of a novel class of therapeutics using our proprietary small molecule nucleic acid hybrid, or SMNH, chemistry platform. Our SMNH compounds are synthetic nucleotide segments that are designed to mimic the interactions of nucleic acids with proteins. We design our SMNH compounds to selectively target and modulate the activity of specific proteins implicated in various disease states. We are developing our lead SMNH product candidate, inarigivir soproxil, or inarigivir, for the treatment of chronic hepatitis B virus, or HBV. We have designed our antiviral product candidates, including inarigivir, to selectively activate within infected cells the cellular protein, retinoic acid-inducible gene 1 (RIG-I), to inhibit viral replication and to cause the induction of intracellular interferon signaling pathways for antiviral defense. We believe that inarigivir, as a RIG-I agonist, could play an important role in antiviral therapy as a result of its dual mechanism of action by selectively modulating the body’s immune response and inhibiting viral replication. We are also developing additional SMNH product candidates, including our lead STING (STimulator of INterferon Genes) agonist product candidate, SB 11285, which is an immunotherapeutic agent for the potential treatment of selected cancers.

In April 2017, the World Health Organization, or WHO, Global Hepatitis Report estimated that 257 million people are chronically infected with chronic HBV worldwide, and nearly 900,000 people worldwide die every year due to complications from chronic HBV infection despite the availability of vaccines against the virus.  There is no approved cure for chronic HBV and currently approved direct-acting antiviral therapies for the treatment of chronic HBV lack a broadly sustained response following the discontinuation of treatment.

We are developing inarigivir, an orally-administered selective immunomodulator, as a potential backbone in a combinatorial treatment for chronic HBV with the goal of substantially increasing chronic HBV functional cure rates in a simple, safe and selective manner. We are currently conducting a global Phase 2 multi-center clinical trial of inarigivir, which we refer to as the ACHIEVE trial. In addition to the ACHIEVE trial, we have entered into multiple collaborations and seek to enter into additional collaborations with third parties that are investigating and/or developing compounds for the treatment of chronic HBV with different pharmacological mechanisms of action than inarigivir. We are also pursuing the development of SB 9225, a co-formulation of inarigivir with tenofovir disoproxil fumarate, as a potential fixed-dose combination product for the treatment of patients with chronic HBV. We believe the immunomodulatory activity of inarigivir could become a key component of a future combinatorial treatment for patients infected with chronic HBV, increasing the percentage of chronic HBV patients who achieve a functional cure.

In addition to inarigivir, we are developing our lead STING agonist product candidate, SB 11285, as a potential next-generation immunotherapeutic agent for the treatment of selected cancers. In our preclinical studies in multiple tumor-derived cell lines, SB 11285 has been observed to cause the induction of cytokines consistent with engagement of the target, as well as cell death and apoptosis.  Based on our preclinical studies performed to date, SB 11285 has demonstrated efficacy, without dose-limiting toxicities, in multiple rodent tumor models when administered intravenously or intratumorally. These findings lead us to believe that SB 11285 has the potential to be administered clinically by either route of administration, and that SB 11285 may be used to target a variety of tumors at various anatomic sites and potentially to be used in combination with other therapeutic modalities to enhance efficacy.

To date, we have devoted substantially all of our resources to research and development efforts, including conducting clinical trials for our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We have not generated any revenue to date other than from grants from the National Institutes of Health, or NIH. No additional funding remains available to us under any grant for the development of any of our product candidates. We have funded our operations primarily through proceeds received from private placements of convertible notes, common stock and/or warrants; the exercise of options and warrants; NIH grant funding; and public offerings of securities.

We have incurred significant annual net operating losses in every year since our inception and expect to continue to incur significant expenses and net operating losses for the foreseeable future. Our net losses for the three months ended March 31, 2018 and 2017 were $4.9 million and $6.5 million, respectively. As of March 31, 2018, we had an accumulated deficit of $84.1 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and increasing operating losses for the next several years.

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

As of March 31, 2018, we had $47.2 million in cash, cash equivalents and marketable securities. We expect that our cash, cash equivalents and marketable securities as of March 31, 2018 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2019, but will not be sufficient to fund the initiation of any Phase 3 trial for inarigivir, which could occur earlier than the fourth quarter of 2019. See “—Liquidity and Capital Resources.”

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. We have no manufacturing facilities, and all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party contract research organizations, or CROs, to carry out our clinical development activities, and we do not yet have a sales organization. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will seek to continue to fund our operations through public or private equity or debt financings or other sources including geographic partnerships. However, we may be unable to raise additional funds or enter into other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our products.

Financial Operations Overview

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

Liability-Classified Warrants

In connection with our private placement offering in November 2016, or the November private placement, we issued warrants to purchase 1,644,737 shares of common stock to a group of accredited investors. The warrants will be exercisable beginning May 24, 2017 at an exercise price of $10.79 per share. We evaluated the terms of the warrants and concluded that they should be liability-classified. We recognize any change in the value of the warrant liability each reporting period in the statement of operations. As of March 31, 2018, the fair value of the warrants was approximately $11.9 million, which is a decrease of $1.2 million from the fair value of approximately $13.1 million as of December 31, 2017.  See Note 7 of the notes to the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Stock-Based Compensation

We issue stock-based awards to employees and non-employees, generally in the form of stock options. We account for our stock-based compensation awards in accordance with Financial Accounting Standards Board, (FASB) ASC Topic 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees, including grants of employee stock options and modifications to existing stock awards, to be recognized in the statements of operations and comprehensive loss based on their fair values. We account for stock-based awards to consultants and non-employees in accordance with ASC Topic 505-50, Equity-Based-Payments to Non-Employees, or ASC 505-50, which requires the fair value of the award to be re-measured at fair value until a performance commitment is reached or counterparty performance is complete. Described below is the methodology we have utilized in measuring stock-based compensation expense. Stock option, common stock and restricted stock values are determined based on a blend of our stock price and the quoted market price of our comparable public companies.

We measure stock options and other stock-based awards granted to employees and directors based on the fair value on the date of grant and recognize the corresponding compensation expense of those awards, over the requisite service period, which is generally the vesting period of the respective award. Generally, we issue stock options and restricted stock awards with only service-based vesting conditions and record the expense for these awards using the straight-line method. We adopted ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09, effective January 1, 2017. Prior to adoption, share-based compensation expense was recognized on a straight-line basis, net of estimated forfeitures, such that expense was recognized only for share-based awards that are expected to vest. A forfeiture rate was estimated annually and revised, if necessary, in subsequent periods if actual forfeitures differed from initial estimates. Following adoption of ASU 2016-09, we no longer apply a forfeiture rate and instead will account for forfeitures as they occur.

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

We estimate the fair value of each stock option grant using the Black-Scholes option-pricing model. Use of this model requires that we make assumptions as to the fair value of our common stock, the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. Because we lack company-specific historical and implied volatility information due in part to the limited time in which we have operated as a publicly traded company, we estimate our expected volatility based on the historical volatility of a group of publicly traded peer companies. We expect to continue to do so until such time as we have adequate historical data regarding the volatility of our traded stock price. We use the simplified method prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-

Based Payment, to calculate the expected term of options granted to employees and directors. We base the expected term of options granted to consultants and nonemployees on the contractual term of the options. We determine the risk-free interest rate by reference to the United States Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

There were no stock options granted prior to 2015. We recognize forfeitures as they occur and the compensation expense is reversed in the period that the forfeiture occurs.

In 2015, we began issuing stock options to employees, directors and consultants. During the periods ended March 31, 2018 and 2017, we issued common stock to consultants and advisors as compensation for services and recognized expense equal to the fair value of the shares issued. The following table summarizes the classification of our stock-based compensation expenses recognized in our consolidated statements of operations and comprehensive loss (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Research and development	$201	$161
General and administrative	455	339
	$656	$500

We expect the impact of our stock-based compensation expense for stock options granted to employees and non-employees to grow in future periods due to the potential increases in the fair value of our common stock and the increase in the number of grants as a result of an increase in headcount.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended March 31,		Increase
	2018	2017	(Decrease)
Operating expenses:
Research and development	$3,977	$2,527	$1,450
General and administrative	2,223	1,987	236
Total operating expenses	6,200	4,514	1,686
Loss from operations	(6,200)	(4,514)	(1,686)
Other income	134	41	93
Change in fair value of warrant liabilities	1,202	(2,027)	3,229
Net loss	$(4,864)	$(6,500)	$1,636

Research and development expenses. Research and development expenses were $4.0 million for the three months ended March 31, 2018, compared to $2.5 million for the three months ended March 31, 2017. The increase of $1.5 million was due primarily to an increase in spending on preclinical studies and clinical trial related activities for inarigivir and preclinical studies for SB 11285 of $1.2 million in the three months ended March 31, 2018, an increase in additional salaries and benefits of $0.2 million associated with higher headcount of research and development employees in the three months ended March 31, 2018 and an increase in non-cash charges of $0.1 million related to stock-based compensation and depreciation expenses.

General and administrative expenses. General and administrative expenses were $2.2 million for the three months ended March 31, 2018, compared to $2.0 million for the three months ended March 31, 2017. The increase of $0.2 million was primarily due to an increase in non-cash charges for stock-based compensation of $0.1 million, an increase of $0.1 million for consulting-related costs during the three months ended March 31, 2018 and an increase of $0.1 million for other general and administrative costs in the three months ended March 31, 2018, offset by a decrease of $0.1 million for public company-related expenses in the three months ended March 31, 2018.

Other income. Other income for the three months ended March 31, 2018 and 2017 is solely comprised of interest income. Interest income for the three months ended March 31, 2018 and 2017 was $134,000 and $41,000, respectively, and was primarily related to the interest earned on marketable securities. The increase in interest income in the three months ended March 31, 2018 was due to a higher average balance of marketable securities as a result of the receipt of proceeds primarily from the issuances of common stock in our November Private Placement and 2017 public offering.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities for the three months ended March 31, 2018 was a decrease of $1.2 million, which was solely related to the change in the fair value of the warrants from the November Private Placement, primarily due to a decrease in the Company’s expected stock price volatility. The change in the fair value of the warrant liabilities for the three months ended March 31, 2017 was an increase of $2.0 million and was solely related to the change in fair value of the warrants from the November Private Placement, primarily due to an increase in the Company’s stock price and expected stock price volatility.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through March 31, 2018, we have financed our operations through proceeds received from private placements of convertible notes, common stock and/or warrants; the exercise of options and warrants; NIH grant funding; and public offerings of securities. As of March 31, 2018, we had cash, cash equivalents and marketable securities totaling $47.2 million and an accumulated deficit of $84.1 million.

In August 2017, we entered into a Controlled Equity Offering Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $50.0 million. We will pay Cantor a commission rate equal to 3.0% of the aggregate gross proceeds from each sale. Shares sold under the Sales Agreement will be offered and sold pursuant to our Registration Statement on Form S-3 (Registration No. 333-218399) that was declared effective by the SEC on June 12, 2017, or the Registration Statement, and

a prospectus supplement and accompanying base prospectus that we filed with the SEC on August 18, 2017.  During the three months ended March 31, 2018, we sold an aggregate of 190,055 shares of our common stock under the Sales Agreement at a weighted average selling price of $15.53 per share. As of March 31, 2018, we had sold an aggregate of 442,498 shares of our common stock under the Sales Agreement at a weighted average selling price of $15.54 per share.

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

Cash Flows

The following table summarizes sources and uses of cash for each of the periods presented (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(6,188)	$(4,115)
Net cash provided by investing activities	3,300	7,614
Net cash provided by (used in) financing activities	2,827	(145)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(61)	$3,354

Net cash used in operating activities. The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $6.2 million and $4.1 million during the three months ended March 31, 2018 and 2017, respectively. The increase in cash used in operating activities for the three months ended March 31, 2018 compared to March 31, 2017 was primarily due to an increase in prepaid expenses and other current assets, other assets and accounts payable of $1.2 million, which were offset by a decrease in the net loss of $1.6 million and accrued expenses of $0.5 million. In addition, there was an increase in the non-cash change in the fair value of the warrant liability of $3.2 million and an increase in non-cash stock-based compensation of $0.2 million.

Net cash provided by investing activities. Net cash provided by investing activities was $3.3 million for the three months ended March 31, 2018 compared to $7.6 million for the three months ended March 31, 2017. The cash provided by investing activities of $3.3 million in the three months ended March 31, 2018 was primarily the result of $13.6 million in proceeds from the sale of marketable securities, offset by $10.0 million for the purchase of marketable securities and $0.3 million for the purchase of property and equipment. The cash provided by investing activities of $7.6 million for the three months ended March 31, 2017 was mainly due to proceeds of $7.7 million from the sale of marketable securities, offset by $0.1 million for the purchase of property and equipment for the three months ended March 31, 2017.

Net cash provided by (used in) financing activities. Net cash provided by financing activities was $2.8 million during the three months ended March 31, 2018 and net cash used in financing activities was $0.1 million during the three months ended March 31, 2017. The cash provided by financing activities in the three months ended March 31, 2018 was primarily the result of $2.8 million of net proceeds from our at-the-market offering program under the Sales Agreement. The cash used in financing activities in the three months ended March 31, 2017 was primarily the result of $0.1 million for offering expenses related to the November Private Placement.

Funding Requirements

We expect to continue to incur significant and increasing losses for the foreseeable future. We anticipate these losses to increase as our expenses increase, and we expect that our expenses will increase if and as we:

•	continue to develop and conduct clinical trials of inarigivir, including our ongoing Phase 2 ACHIEVE trial of inarigivir for chronic HBV;
•	continue preclinical development of SB 11285, our lead STING agonist product candidate, and initiate clinical trials of SB 11285, if supported by the preclinical data;
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

We expect that our existing cash, cash equivalents and marketable securities as of March 31, 2018 will enable us to fund our operating expenses and capital expenditure requirements at least into the fourth quarter of 2019, but will not be sufficient to fund the initiation of any Phase 3 trial for inarigivir, which could occur earlier than the fourth quarter of 2019. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements both near and long-term, will depend on many factors, including, but not limited to:

•	initiation, progress, timing, costs and results of preclinical studies and clinical trials of inarigivir, including our Phase 2 ACHIEVE clinical trial in patients with chronic HBV;
•	initiation, progress, timing, costs and results of preclinical studies and clinical trials, if applicable, of SB 11285;

•	initiation, progress, timing, costs and results of preclinical studies and clinical trials of our other product candidates, including SB 9225;
•	our obligation to make royalty and non-royalty sublicense payments to third-party licensors, if any, under our licensing agreements;
•	the timing, receipt, and amount of milestone payments or royalties, if any, from inarigivir, SB 11285, SB 9225 or any of our other product candidates;
•	the number and characteristics of product candidates that we discover or in-license and develop;

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

Adequate additional funds may not be available to us on acceptable terms, or at all. We do not currently have any committed external source of funds. We have an effective shelf registration statement on Form S-3 (File No. 333-218399), which we refer to as the Registration Statement.  In August 2017, we entered into the Sales Agreement with Cantor pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $50.0 million.  Shares sold under the Sales Agreement will be offered and sold pursuant to the Registration Statement and a prospectus supplement and accompanying base prospectus that we filed with the SEC on August 18, 2017.  As of March 31, 2018, we had up to $100.6 million in securities available for future issuance under the Registration Statement, which included $43.1 million in shares issuable pursuant to the Sales Agreement with Cantor. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Additional debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interests of our stockholders.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at March 31, 2018, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating lease commitments	$4,974	$186	$1,095	$1,378	$2,315
Total	$4,974	$186	$1,095	$1,378	$2,315

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards, or IFRS. This standard removes inconsistencies and limitations between U.S. GAAP and IFRS in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements, and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. This update is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period and early application is not permitted. We adopted this standard as of January 1, 2018, however, until we expect material revenue to be recognized, the adoption of this standard is not expected to have an impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends Accounting Standards Codification, or ASC, Subtopic 825-10, Financial Instruments - Overall, and includes updates on certain aspects of recognition, measurement, presentation and disclosure of financial instruments and applies to all entities that hold financial assets or owe financial liabilities. The new standard is effective for our annual period beginning after December 15, 2017, with early adoption permitted. The adoption of this standard resulted in the cumulative unrealized gain or loss balance included in other comprehensive income at December 31, 2017, which was a $23,000 loss, to be reclassified to accumulated deficit through a cumulative effect adjustment. During the period ended March 31, 2018, the unrealized gain or loss is included in other income (expense) in our consolidated statement of operations.

In September 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends ASC Topic 230, Statement of Cash Flows, and includes provisions intended to reduce diversity in practice and provides guidance on eight specific statements of cash flows classification issues. The new standard is effective for our annual period ending after December 15, 2017, and for annual and interim periods thereafter, with early adoption permitted. We adopted this standard as of January 1, 2018, however, the adoption of this standard does not have an impact on our consolidated financial statements.

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

We are exposed to market risk related to changes in interest rates. Our cash, cash equivalents and marketable securities of $47.2 million as of March 31, 2018, consisted of cash, money market accounts and short-term marketable debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not be expected to have a material impact on the fair market value of our investment portfolio or on our financial condition or results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2018, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any material litigation.

Item 1A.	Risk Factors.

There have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On January 8, 2018, the Company issued an option grant to the Company’s new vice president, nonclinical and translational research, as a new hire inducement option grant pursuant to Nasdaq Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933, as amended. The option grant is for the purchase of an aggregate of 50,000 shares of our common stock.  This stock option award is exercisable at $12.02 per share and vests as to 25% on the one year anniversary of the employee’s date of hire, with the remaining vesting monthly thereafter until January 2022, subject to continued employment with the Company.

Item 6.	Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index.

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

Spring Bank Pharmaceuticals, Inc.

Date: April 27, 2018	By:	/s/ Jonathan Freve
Jonathan Freve
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)