Form 10-Q/A
period 2018-03-31
Spring Bank Pharmaceuticals, Inc.
filed 2018-05-04
CIK 1566373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of April 27, 2018, the registrant had 13,168,588 shares of common stock, $0.0001 par value per share, outstanding.

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (the “Original Report”) filed by Spring Bank Pharmaceuticals, Inc. with the Securities and Exchange Commission on April 27, 2018. This Amendment is being filed solely to re-file Exhibits 31.1 and 31.2 to include a portion of the text required in paragraph 4 of the Section 302 certifications included under Item 6 of Part II of the Original Report.

Except as described above, no other changes have been made to the Original Report and this Amendment does not modify or update disclosures in the Original Report and does not reflect subsequent events occurring after date of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report, which continues to speak as of the date of the Original Report.

PART II. OTHER INFORMATION

Item 6. Exhibits

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

Spring Bank Pharmaceuticals, Inc.

Date: May 4, 2018	By:	/s/ Jonathan Freve
Jonathan Freve
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)