Form 10-Q
period 2018-06-30
Spring Bank Pharmaceuticals, Inc.
filed 2018-08-02
CIK 1566373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-37718

Spring Bank Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	52-2386345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 Parkwood Drive, Suite 210 Hopkinton, MA	01748
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 473-5993

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 1, 2018, the registrant had 13,185,092 shares of common stock, $0.0001 par value per share, outstanding.

Spring Bank Pharmaceuticals, Inc.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, projected costs, prospects, plans and objectives of management, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “design,” “expect,” “seek,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2018	2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$13,109	$23,649
Marketable securities	26,846	26,906
Prepaid expenses and other current assets	1,205	580
Total current assets	41,160	51,135
Property and equipment, net	1,579	687
Restricted cash	234	484
Other assets	35	35
Total	$43,008	$52,341
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,688	$1,700
Accrued expenses and other current liabilities	2,587	2,734
Total current liabilities	4,275	4,434
Warrant liabilities	7,955	13,128
Other long-term liabilities	121	31
Total liabilities	12,351	17,593
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 10,000,000 shares at June 30, 2018 and December 31, 2017; no shares issued or outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value—authorized, 200,000,000 shares at June 30, 2018 and December 31, 2017; 13,182,567 and 12,961,993 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1	1
Additional paid-in capital	118,541	113,984
Accumulated deficit	(87,863)	(79,214)
Other comprehensive loss	(22)	(23)
Total stockholders’ equity	30,657	34,748
Total	$43,008	$52,341

See accompanying notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$5,555	$3,404	$9,532	$5,931
General and administrative	2,399	1,856	4,622	3,843
Total operating expenses	7,954	5,260	14,154	9,774
Loss from operations	(7,954)	(5,260)	(14,154)	(9,774)
Other income (expense):
Interest income	198	38	332	79
Change in fair value of warrant liabilities	3,971	(3,667)	5,173	(5,694)
Net loss	(3,785)	(8,889)	(8,649)	(15,389)
Unrealized loss on marketable securities	(22)	—	1	3
Comprehensive loss	$(3,807)	$(8,889)	$(8,648)	$(15,386)
Net loss per common share – basic and diluted	$(0.29)	$(0.93)	$(0.66)	$(1.63)
Weighted-average number of shares outstanding – basic and diluted	13,179,072	9,517,086	13,085,820	9,466,951

See accompanying notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(8,649)	$(15,389)
Adjustments for:
Depreciation and amortization	86	76
Loss on the disposal of property and equipment	14	—
Loss on the sale of property and equipment	2	—
Change in fair value of warrant liabilities	(5,173)	5,694
Non-cash investment income	110	50
Non-cash stock-based compensation	1,349	973
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(625)	(44)
Accounts payable	(12)	432
Accrued expenses and other liabilities	(62)	(562)
Net cash used in operating activities	(12,960)	(8,770)
Cash flows from investing activities:
Proceeds from sale of marketable securities	21,951	11,713
Purchases of marketable securities	(22,000)	(1,897)
Purchases of property and equipment	(997)	(104)
Proceeds from the sale of property and equipment	3	—
Net cash (used in) provided by investing activities	(1,043)	9,712
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs paid of $139	3,213	—
Proceeds from the issuance of common stock	—	42,500
Payment of finance costs related to issuance of common stock	—	(2,590)
Proceeds from exercise of stock options	—	92
Issuance costs paid in connection with the private investment in a public entity	—	(185)
Cash provided by financing activities	3,213	39,817
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,790)	40,759
Cash, cash equivalents and restricted cash, beginning of period	24,133	10,684
Cash, cash equivalents and restricted cash, end of period	$13,343	$51,443
Supplemental disclosures of cash flow information:
Cash paid for taxes	$3	$1
Cash paid for interest	$—	$—

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

The Company’s success is dependent upon its ability to successfully complete clinical development and obtain regulatory approval of its product candidates, successfully commercialize approved products, generate revenue, and, ultimately, attain profitable operations. The Company’s operations to date have been primarily limited to the development of inarigivir, SB 11285, SB 9225 and the Company’s other product candidates.

Basis of Presentation and Liquidity

The accompanying consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”).

The accompanying interim financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017, and related interim information contained within the notes to the financial statements, are unaudited. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of June 30, 2018, results of operations for the three and six months ended June 30, 2018 and 2017, and its cash flows for the six months ended June 30, 2018 and 2017. These interim financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on February 20, 2018. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results expected for the full fiscal year or any interim period.

As of June 30, 2018, the Company had an accumulated deficit of $87.9 million and $40.0 million in cash, cash equivalents and marketable securities.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Sperovie Biosciences, Inc. and SBP Securities Corporation. Sperovie Biosciences, Inc. had operations consisting mainly of legal fees associated with intellectual property activities as of June 30, 2018. SBP Securities Corporation had assets primarily related to investments in marketable securities and operations consisting primarily of interest income as of June 30, 2018. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash, Cash Equivalents and Restricted Cash

Cash equivalents are stated at fair value and include short-term, highly liquid investments with remaining maturities of 90 days or less at the date of purchase. Included in cash and cash equivalents as of June 30, 2018 and December 31, 2017, are money market fund investments of $11.6 million and $21.3 million, respectively, which are reported at fair value (Note 5).

Restricted cash consists of approximately $234,000, which is held as a security deposit required in conjunction with a lease agreement entered into in October 2017. The Company had no restricted cash as of December 31, 2017.

Concentration of Credit Risk

Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and marketable securities. Substantially all of the Company’s cash is held at financial institutions that management believes to be of high credit quality. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits; however, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

Investments in Marketable Securities

The Company invests excess cash balances in marketable securities. The Company classifies investments in marketable securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time of purchase. At each balance sheet date presented, all investments in securities are classified as available-for-sale. The Company reports available-for-sale investments at fair value at each balance sheet date and includes any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in other income (expense). If any adjustment to fair value reflects a decline in the value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other than temporary,” including the intention to sell and, if so, marks the investment to market through a charge to the Company’s consolidated statements of operations and comprehensive loss.

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

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying value, an impairment loss is recorded for the difference between the carrying value and fair value of the asset. Through June 30, 2018, no such impairment has occurred.

Deferred Rent

The Company’s operating leases include rent escalation payment terms and other incentives received from landlords. Deferred rent represents the difference between actual operating lease payments due and straight-line rent expense over the term of the lease, which is recorded in accrued expenses and other current liabilities. The Company had deferred aggregate rent for its office and laboratory space located in Hopkinton, Massachusetts of $35,000 as of June 30, 2018. The Company had deferred aggregate rent for its previously leased research and development facility in Milford, Massachusetts and its former headquarters in Hopkinton, Massachusetts of $35,000 as of December 31, 2017. As of June 30, 2018, the Company had no deferred rent for its previously leased research and development facility in Milford, Massachusetts and its former headquarters in Hopkinton, Massachusetts.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method and the as if-converted method, for convertible securities, if inclusion of these instruments is dilutive. As of June 30, 2018 and December 31, 2017, both methods are equivalent. Basic and diluted net loss per share is described further in Note 2.

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

The Company assesses its income tax positions and records tax benefits based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the consolidated financial statements. The Company classifies interest and penalties associated with such uncertain tax positions as a component of interest expense. As of June 30, 2018 and December 31, 2017, the Company has not identified any material uncertain tax positions.

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity.

The Company leases office and laboratory space in Hopkinton, Massachusetts and previously leased research and development space in Milford, Massachusetts, under non-cancelable operating leases. The Company has standard indemnification arrangements under these leases that require it to indemnify the landlords against liability for injury, loss, accident, or damage from any claims, actions, proceedings, or costs resulting from certain acts, breaches, violations, or nonperformance under the Company’s lease.

Through June 30, 2018, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards, or IFRS. This standard removes inconsistencies and limitations between U.S. GAAP and IFRS in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements, and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. This update is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period and early application is not permitted. The Company adopted this standard as of January 1, 2018; however, until the Company expects material revenue to be recognized, the adoption of this standard is not expected to have an impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends ASC Subtopic 825-10, Financial Instruments - Overall, and includes updates on certain aspects of recognition, measurement, presentation and disclosure of financial instruments and applies to all entities that hold financial assets or owe financial liabilities. The new standard is effective for the Company for the annual period beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard as of January 1, 2018; however, the adoption of this standard does not impact the Company’s consolidated financial statements.

In September 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends ASC Topic 230, Statement of Cash Flows, and includes provisions intended to reduce diversity in practice and provides guidance on eight specific statements of cash flows classification issues. The new standard is effective for the Company for the annual period ending after December 15, 2017, and for annual and interim periods thereafter, with early adoption permitted. The Company adopted this standard as of January 1, 2018; however, the adoption of this standard does not impact the Company’s consolidated financial statements.

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

2. NET LOSS PER SHARE

The following table summarizes the computation of basic and diluted net loss per share of the Company for such periods (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(3,785)	$(8,889)	$(8,649)	$(15,389)
Weighted-average number of common shares-basic and diluted	13,179,072	9,517,086	13,085,820	9,466,951
Net loss per common share-basic and diluted	$(0.29)	$(0.93)	$(0.66)	$(1.63)

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

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact due to the losses reported:

	For the Six Months Ended June 30,
	2018	2017
Common stock warrants	1,787,124	1,798,084
Stock options	1,338,565	977,565

3. INVESTMENTS

Cash in excess of the Company’s immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The following table summarizes the Company’s investments, by category, as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
Investments - Current:	2018	2017
Debt securities - available for sale	$26,846	$26,906
Total	$26,846	$26,906

A summary of the Company’s available-for-sale classified investments as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	At June 30, 2018
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Investments - Current:
Corporate bonds	$14,929	—	$(14)	$14,915
United States treasury securities	11,939	—	(8)	11,931
Total	$26,868	$—	$(22)	$26,846

	At December 31, 2017
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Investments - Current:
Commercial paper	$9,584	$—	$—	$9,584
Corporate bonds	15,347	—	(23)	15,324
United States treasury securities	1,998	—	—	1,998
Total	$26,929	$—	$(23)	$26,906

The amortized cost and fair value of the Company’s available-for-sale investments, by contract maturity, as of June 30, 2018 consisted of the following (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$26,868	$26,846
Due after one year through two years	—	—
Total	$26,868	$26,846

4. PROPERTY AND EQUIPMENT, NET

Property and equipment as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Equipment	$1,037	$727
Furniture and fixtures	378	292
Leasehold improvements	563	153
Total property and equipment	1,978	1,172
Less: accumulated depreciation and amortization	(399)	(485)
Property and equipment, net	$1,579	$687

Depreciation expense for the three and six months ended June 30, 2018 was $41,000 and $86,000, respectively. Depreciation expense for the three and six months ended June 30, 2017 was $40,000 and $76,000, respectively.

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

A summary of the assets and liabilities that are measured at fair value as of June 30, 2018 and December 31, 2017 is as follows (in thousands):

		Fair Value Measurement at June 30, 2018
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$11,582	$11,582	$—	$—
Fixed income securities	26,846	—	26,846	—
Total	$38,428	$11,582	$26,846	$—

Liabilities:
Warrant liabilities	$7,955	$—	$—	$7,955
Total	$7,955	$—	$—	$7,955

		Fair Value Measurement at December 31, 2017
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$21,265	$21,265	$—	$—
Fixed income securities	26,906	—	26,906	—
Total	$48,171	$21,265	$26,906	$—

Liabilities:
Warrant liabilities	$13,128	$—	$—	$13,128
Total	$13,128	$—	$—	$13,128

(1)	Money market funds are included within cash and cash equivalents in the accompanying consolidated balance sheets and are recognized at fair value.

The following table reflects the change in the Company’s Level 3 liabilities, which consists of the warrants issued in a private placement in November 2016 (see Note 7), for the period ended June 30, 2018 (in thousands):

November Private Placement Warrants
Balance at December 31, 2016	$6,333
Change in fair value	6,795
Balance at December 31, 2017	13,128
Change in fair value	(5,173)
Balance at June 30, 2018	$7,955

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Clinical	$1,351	$1,093
Compensation and benefits	657	1,024
Accounting and legal	307	453
Other	272	164
Total accrued expenses and other current liabilities	$2,587	$2,734

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

In August 2017, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which the Company may offer and sell, from time to time through Cantor, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million. The Company will pay Cantor a commission rate equal to 3.0% of the aggregate gross proceeds from each sale. During the three and six months ended June 30, 2018, the Company sold an aggregate of 27,274 and 217,329 shares of its common stock, respectively, pursuant to the Sales Agreement at a weighted-average selling price of $14.64 and $15.42 per share, respectively.  During the year ended December 31, 2017, the Company sold an aggregate of 252,443 shares of its common stock pursuant to the Sales Agreement at a weighted-average selling price of $15.55 per share.

Warrants

In connection with the amendment and restatement of a license agreement with BioHEP in February 2016, the Company issued a warrant to purchase 125,000 shares of the Company’s common stock to BioHEP (the “BioHEP Warrant”). The BioHEP Warrant is exercisable at an exercise price of $16.00 per share and expire on August 1, 2018. The Company evaluated the terms of the warrant and concluded that it should be equity-classified. The fair value of the warrant, $0.8 million, was estimated on the issuance date using a Black-Scholes pricing model based on the following assumptions: an expected term of two and a half years, expected stock price volatility of 71%, a risk free rate of 1.01%, and a dividend yield of 0%. The fair value was expensed as research and development costs. As of August 2, 2018, the BioHEP Warrant has expired unexercised.

In connection with the Company’s IPO, the Company issued to the sole book-running manager for the IPO a warrant to purchase 27,600 shares of common stock in May 2016 and a warrant to purchase 747 shares of common stock in June 2016 (together, the “IPO Warrants”). The IPO Warrants are exercisable at an exercise price of $15.00 per share and expire on May 5, 2021. The Company evaluated the terms of the IPO Warrants and concluded that they should be equity-classified. The fair value of the May 2016 IPO Warrants was estimated on the applicable issuance dates using a Black-Scholes pricing model based on the following assumptions: an expected term of 4.99 years; expected stock price volatility of 87%; a risk free rate of 1.20%; and a dividend yield of 0%. The fair value of the June 2016 IPO Warrants was estimated on the applicable issuance dates using a Black-Scholes pricing model based on the following assumptions: an expected term of 4.92 years; expected stock price volatility of 87%; a risk free rate of 1.23%; and a dividend yield of 0%. The aggregate fair value of the IPO Warrants was approximately $218,000.

The Company received approximately $5.3 million in proceeds upon the exercise of warrants to purchase 641,743 shares of its common stock, which were exercised in connection with the closing of the IPO. Upon the closing of the Company’s IPO, all of the outstanding warrants that were not exercised, except the BioHEP warrant and the IPO Warrants, terminated in accordance with their original terms.

In November 2016, the Company entered into a definitive agreement with respect to the private placement of 1,644,737 shares of common stock and warrants to purchase 1,644,737 shares of common stock (the “November Private Placement Warrants”) to a group of accredited investors (the “November Private Placement”). These investors paid $9.12 for each share of common stock and warrant to purchase one share of common stock. The November Private Placement Warrants are exercisable at an exercise price of $10.79 per share and expire on November 23, 2021. The Company evaluated the terms of these warrants and concluded that they are liability-classified. In November 2016, the Company recorded the fair value of these warrants of approximately $8.3 million using a Black-Scholes pricing model. The Company must recognize any change in the value of the warrant liability each reporting period in the statement of operations. As of December 31, 2017 and June 30, 2018, the fair value of the November Private Placement Warrants was approximately $13.1 million and $8.0 million, respectively (see Note 5).

A summary of the Black-Scholes pricing model assumptions used to record the fair value of the warrants is as follows:

	June 30, 2018	December 31, 2017
Risk-free interest rate	2.6%	2.0%
Expected term (in years)	3.4	3.9
Expected volatility	49.4%	73.1%
Expected dividend yield	0%	0%

The following table summarizes the warrant activity for the year ended December 31, 2017 and for the six months ended June 30, 2018:

Warrants
Outstanding at December 31, 2016	1,798,084
Grants	—
Exercises	(10,960)
Expirations/cancellations	—
Outstanding at December 31, 2017	1,787,124
Grants	—
Exercises	—
Expirations/cancellations	—
Outstanding at June 30, 2018	1,787,124

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

2015 Stock Incentive Plan and Amended and Restated 2015 Stock Incentive Plan

The Board initially adopted the 2015 Plan in December 2015, subject to stockholder approval. The 2015 Plan become effective upon the closing of the Company’s IPO on May 11, 2016 after approval by the Company’s stockholders. The 2015 Plan provides for the issuance of common stock, stock options and other stock-based awards to employees, officers, directors, consultants and advisors of the Company.

On June 18, 2018, upon receipt of stockholder approval at the Company’s 2018 annual meeting, the 2015 Plan was amended and restated in its entirety increasing the authorized number of shares of common stock reserved for issuance by 800,000 shares. The Board previously approved the amended and restated 2015 Plan on March 9, 2018. Pursuant to the amended and restated 2015 Plan, the number of shares authorized for issuance is the sum of 1,550,000 shares of common stock, plus the number of shares equal to the sum of (i) 116,863 shares of common stock, which was the number of shares reserved for issuance under the 2014 Plan that remained available for grant under the 2014 Plan immediately prior to the closing of the Company’s IPO, and (ii) the number of shares of common stock subject to outstanding awards under the 2014 Plan that expire, terminate or are otherwise surrendered, cancelled or forfeited after the closing of the Company’s IPO, provided that such amount of shares of common stock shall not exceed 608,137 shares.

The exercise price of stock options cannot be less than the fair value of the common stock on the date of grant. Stock options awarded under the 2015 Plan expire 10 years after the grant date, unless the Board sets a shorter term. As of June 30, 2018, the Company had 956,290 shares available for issuance under the 2015 Plan.

The following table summarizes the option activity for the year ended December 31, 2017 and the six months ended June 30, 2018:

	Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at December 31, 2016	704,315	$11.82	$—
Granted	297,500	8.45	—
Exercised	(10,000)	9.28	11,228
Cancelled	(3,250)	12.44	—
Outstanding at December 31, 2017	988,565	$10.83	2,617,859
Granted	300,000	12.31	—
Exercised	—	—	—
Cancelled	—	—	—
Options outstanding at June 30, 2018	1,288,565	$11.17	$1,562,206
Options exercisable at June 30, 2018	620,212	$11.23	$770,673

As of June 30, 2018, all options outstanding have a weighted-average remaining contractual life of 8.1 years. The weighted-average fair value of all stock options granted for the six months ended June 30, 2018 was $8.71.  Intrinsic value at June 30, 2018 is based on the closing price of the Company’s common stock on that date of $11.85 per share.

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

	Six Months Ended June 30,
	2018	2017
Risk-free interest rate	2.5%	2.0%
Expected term (in years)	5.9	6.0
Expected volatility	82.6%	79.8%
Expected dividend yield	0%	0%

The following table summarizes the Company’s stock-based compensation expense for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Stock-based compensation:
Research and development	$213	$120	$414	$281
General and administrative	480	353	935	692
Total Stock-based compensation	$693	$473	$1,349	$973

The fair value of stock options vested during the six months ended June 30, 2018 was $1.3 million. At June 30, 2018, there was $5.3 million of unrecognized stock-based compensation expense relating to stock options granted pursuant to the 2014 and 2015 Plans, which will be recognized over the weighted-average remaining vesting period of 2.5 years.

Reserved Shares

As of June 30, 2018 and December 31, 2017, the Company reserved the following shares of common stock for issuance of shares resulting from exercise of outstanding warrants and options, as well as issuance of shares available for grant under the 2014 and 2015 Plans:

	June 30,	December 31,
	2018	2017
2016 BioHEP warrants	125,000	125,000
2016 IPO warrants	28,347	28,347
November Private Placement warrants	1,633,777	1,633,777
2014 and 2015 Stock Incentive Plans	2,244,855	1,448,100
Total	4,031,979	3,235,224

8. COMMITMENTS AND CONTINGENCIES

Leases

In March 2016, the Company entered into an operating lease for its former headquarters in Hopkinton, Massachusetts with a lease term through May 31, 2021. The total payments due during the term of the lease are approximately $771,000. The Company vacated the premises as June 1, 2018 and incurred a loss on the lease of approximately $269,000, net of expected sublease income of approximately $294,000. The loss on the lease is included in the general and administrative expenses in the consolidated statement of operations and in other current liabilities for the short-term liability and other long-term liabilities for the remaining long-term liability in the consolidated balance sheet. In July 2018, the Company entered into a sublease agreement to sublease its former Hopkinton, Massachusetts premises.

In October 2017, the Company entered into a lease agreement for the Company’s new principal office and laboratory space located in Hopkinton, Massachusetts. The initial term of the lease is 125 months beginning on June 1, 2018, the date the Company began occupying the new premises. The Company has the option to extend the lease one time for an additional 5-year period.  Following an eleven-month rent abatement period, the Company will be obligated to make monthly rent payments in the amount of $34,533, which is subject to increase by approximately 3% annually for the first five years of the lease and by approximately 2.5% annually thereafter. The total lease payments due during the term of the lease are approximately $4.4 million. In addition, the Company is responsible under the lease for specified costs and charges, including certain operating expenses, utilities, taxes and insurance.

Rent paid under the leases for the three and six months ended June 30, 2018 was $71,000 and $130,000, respectively. Rent paid for the three and six months ended June 30, 2017 was $59,000 and $115,000, respectively.

Future minimum commitments due under all leases at June 30, 2018 are as follows (in thousands):

Year
2018	$77
2019	434
2020	586
2021	505
Thereafter	3,302
Total minimum lease payments	$4,904

BioHEP Technologies Ltd. License Agreement

In January 2016, the Company entered into an amended and restated license agreement with BioHEP, which became effective on February 1, 2016.

Under the amended and restated license agreement, the Company agreed to pay BioHEP up to $3.5 million in development and regulatory milestone payments for disease(s) caused by each distinct virus for which the Company develops licensed product(s). BioHEP is also eligible to receive tiered royalties in the low-to-mid single-digits on net product sales of licensed products by the Company and its affiliates and sub licensees, and a specified share of non-royalty sublicensing revenues the Company and its affiliates receive from sub licensees, which share of sublicensing revenues is capped at a maximum aggregate of $2.0 million under all such sublicenses. Milestone and royalty payments associated with the Company’s amended and restated license agreement with BioHEP cannot be reasonably estimated as to whether or when they will occur. As of June 30, 2018, there have been no milestone or royalty payments made to BioHEP.

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

Spring Bank is developing inarigivir, an orally-administered investigational selective immunomodulator, as a potential backbone in a combinatorial treatment for chronic HBV, with a goal to accelerate and substantially increase functional cure rates in a simple, safe and selective manner.   We are currently conducting a global Phase 2 multi-center clinical trial of inarigivir, which we refer to as the ACHIEVE trial.  We are also pursuing the development of SB 9225, a co-formulation of inarigivir with tenofovir disoproxil fumarate, as a potential fixed-dose combination product for the treatment of patients with chronic HBV. In addition to the ACHIEVE trial, we continue to explore collaborations, including with siRNA compounds targeting HBsAg, as well as other antiviral and immunomodulatory mechanisms, and we anticipate that inarigivir will be included in a “triple combination” clinical trial with an siRNA compound or a different mechanism in the first half of 2019.  We believe the immunomodulatory activity of inarigivir could become a key component of a future combinatorial treatment for patients infected with chronic HBV, increasing the percentage of chronic HBV patients who achieve a functional cure.

In addition to inarigivir, we are developing our lead STING agonist product candidate, SB 11285, as a potential next-generation immunotherapeutic agent for the treatment of selected cancers.  In our preclinical studies in multiple tumor-derived cell lines, SB 11285 has been observed to cause the induction of cytokines consistent with engagement of the target, as well as cell death and apoptosis.  Based on our preclinical studies performed to date, SB 11285 has demonstrated efficacy, without dose-limiting toxicities, in multiple rodent tumor models when administered intravenously or intratumorally.  These findings lead us to believe that SB 11285 has the potential to be administered clinically by either route of administration, and that SB 11285 may be used to target a variety of tumors at various anatomic sites and potentially to be used in combination with other therapeutic modalities to enhance efficacy.  We are currently advancing the SB 11285 program with preclinical, toxicology, and process development efforts. Subject to the results of these preclinical studies, we anticipate that we will submit a clinical trial application for SB 11285 by early 2019, and, if approved, initiate a Phase 1b/2 clinical trial in cancer later in 2019.

On August 2, 2018, we announced results from the third cohort (inarigivir 100mg) of Part A of the ACHIEVE trial. In the third cohort, 20 patients were randomized; 17 on inarigivir 100mg (13 HBeAg-positive, 4 HBeAg-negative) and 3 on placebo. The primary endpoints, safety and antiviral activity, were achieved at both week 12 (inarigivir monotherapy) and week 24 (following the switch to Gilead Science’s Viread® 300mg (tenofovir disoproxil fumarate, or TDF) after week 12). Inarigivir was well tolerated with no serious adverse events observed. Overall, treatment-emergent adverse events ranged from mild to moderate in severity, with no observed interferon-like side effects or clinical or biochemical events above Grade 3. One HBeAg-negative patient on inarigivir alone had an ALT flare >200 IU with reductions in HBV DNA and HBsAg consistent with previously described inarigivir immune flares. We observed a maximum reduction in both HBV DNA and HBV RNA by up to 2.76log10  and 5.0log10, respectively. Overall, mean HBV DNA reduction at week 12 was 1.0log10, with a mean 0.55log10 reduction in HBeAg-positive patients and a mean 2.26log10 reduction in HBeAg-negative patients, which was significantly superior (t-test: p=0.006) to combined placebo from all groups (n=11). Similar log reductions were seen for the secondary endpoint of HBV RNA reduction, with a mean  0.6log10  reduction in HBeAg-positive patients and a mean 1.4log10 reduction in HBeAg-negative patients. Three patients had a greater than 0.5log10 reduction in HBsAg at either week 12 or week 24.  Overall, 13 of 47 (28%) of inarigivir-treated patients in the ACHIEVE trial have had a predefined HBsAg response of 0.5log10 decrease, with a mean decrease in the responder group of 0.8log10 (range 0.5 – 1.4log10) at either week 12 or week 24 after the switch to TDF.

Inarigivir responses have been proportional to the baseline HBsAg level and we believe are reflective of the mechanism of action of inarigivir as an immunomodulator. Baseline HBsAg level < 10,000 IU (4log10) remains the strongest predictor of response to inarigivir across all cohorts for HBV DNA and HBV RNA reductions irrespective of HBeAg status.  This response is consistent with the known role of HBsAg as a down regulator of the host immune response to HBV.

We have randomized the majority of the patients in the fourth and final cohort (inarigivir 200mg) of the ACHIEVE trial and anticipate that we will have top-line results by the end of 2018.

On August 2, 2018, we also announced the expansion of the Phase 2 clinical trial being undertaken by Gilead Sciences, Inc. to include 2 additional cohorts of inarigivir co-administered with Vemlidy® 25mg (tenofovir alafenamide) in patients with chronic HBV. The new second cohort of the study will assess 200mg inarigivir co-administered with Vemlidy®, subject to independent regulator assessments of the safety of inarigivir at the 200mg dose.  Additionally, a new third cohort has been added to examine the administration of inarigivir 100mg in chronic HBV patients currently treated with nucleoside/tide analogues (a “Nuc-suppressed” population).

The expansion of the inarigivir + Vemlidy® co-administration program means that the planned Part B of the ACHIEVE trial evaluating inarigivir with Viread® 300mg is no longer necessary, which allows us to conclude the ACHIEVE trial when the fourth cohort (200mg) of Part A is completed.  This expansion also permits us to advance our inarigivir development program into multiple planned Phase 2b/3 programs in early 2019.  Currently-planned clinical trials include: 1) inarigivir monotherapy as an add-on to Nuc-suppressed HBV patients (“Suppress and Shock”) and 2) HBV patients who stop Nuc therapy (“Stop and Shock”).  In addition to advancing inarigivir into a Phase 2b/3 program, we plan to initiate a Phase 2b trial with SB 9225, the investigational fixed-dose combination of inarigivir and tenofovir disoproxil fumarate, for treatment-naïve HBV patients.

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

We have incurred significant annual net operating losses in every year since our inception and expect to continue to incur significant expenses and net operating losses for the foreseeable future. Our net losses for the three and six months ended June 30, 2018 were $3.8 million and $8.6 million, respectively, and our net losses for the three and six months ended June 30, 2017 were $8.9 and $15.4 million, respectively. As of June 30, 2018, we had an accumulated deficit of $87.9 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and increasing operating losses for the next several years.

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

As of June 30, 2018, we had $40.0 million in cash, cash equivalents and marketable securities. We expect that our cash, cash equivalents and marketable securities as of June 30, 2018 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2020, including the funding of the initiation of our anticipated Phase 2b/3 program for inarigivir in early 2019. See “—Liquidity and Capital Resources.”

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

Liability-Classified Warrants

In connection with our private placement offering in November 2016, or the November private placement, we issued warrants to purchase 1,644,737 shares of common stock to a group of accredited investors. The warrants will be exercisable beginning May 24, 2017 at an exercise price of $10.79 per share. We evaluated the terms of the warrants and concluded that they should be liability-classified. We recognize any change in the value of the warrant liability each reporting period in the statement of operations. As of June 30, 2018, the fair value of the warrants was approximately $8.0 million, which is a decrease of $5.1 million from the fair value of approximately $13.1 million as of December 31, 2017.  See Note 7 of the notes to the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

In 2015, we began issuing stock options to employees, directors and consultants. During the periods ended June 30, 2018 and 2017, we issued common stock to consultants and advisors as compensation for services and recognized expense equal to the fair value of the shares issued. The following table summarizes the classification of our stock-based compensation expenses recognized in our consolidated statements of operations and comprehensive loss (in thousands):

We expect the impact of our stock-based compensation expense for stock options granted to employees and non-employees to grow in future periods due to the potential increases in the fair value of our common stock and the increase in the number of grants as a result of an increase in headcount.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$213	$120	$414	$281
General and administrative	480	353	935	692
	$693	$473	$1,349	$973

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

Subject to certain conditions, as an EGC, we intend to rely on certain exemptions afforded by the JOBS Act, including the exemption from: certain requirements related to the disclosure of executive compensation in our periodic reports and proxy statements, and the requirement that we hold a nonbinding advisory vote on executive compensation and any golden parachute payments; the requirement that the auditors provide an attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; and complying with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an EGC until the earliest of the last day of the fiscal year in which we have total annual gross revenues of approximately $1.07 billion or more; the last day of the fiscal year following the fifth anniversary of the date of the completion of the closing of our IPO; the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Operating expenses:
Research and development	$5,555	$3,404	$2,151	$9,532	$5,931	$3,601
General and administrative	2,399	1,856	543	4,622	3,843	779
Total operating expenses	7,954	5,260	2,694	14,154	9,774	4,380
Loss from operations	(7,954)	(5,260)	(2,694)	(14,154)	(9,774)	(4,380)
Other income	198	38	160	332	79	253
Change in fair value of warrant liabilities	3,971	(3,667)	7,638	5,173	(5,694)	10,867
Net loss	$(3,785)	$(8,889)	$5,104	$(8,649)	$(15,389)	$6,740

Research and development expenses.

Research and development expenses were $5.6 million for the three months ended June 30, 2018, compared to $3.4 million for the three months ended June 30, 2017. The increase of $2.2 million was due primarily to an increase in spending on preclinical studies and clinical trial related activities for inarigivir and preclinical studies for SB 11285 of $1.8 million in the three months ended June 30, 2018, an increase in salaries and benefits of $0.2 million associated with higher research and development headcount in the three months ended June 30, 2018, an increase of $0.1 million for laboratory supplies and laboratory equipment maintenance in the three months ended June 30, 2018 and an increase in non-cash charges of $0.1 million related to stock-based compensation.

Research and development expenses were $9.5 million for the six months ended June 30, 2018, compared to $5.9 million for the six months ended June 30, 2017. The increase of $3.6 million was due primarily to an increase in spending on preclinical studies and clinical trial related activities for inarigivir and preclinical studies for SB 11285 of $3.0 million in the six months ended June 30, 2018, an increase in salaries and benefits of $0.3 million associated with higher research and development headcount in the six months ended June 30, 2018, an increase of $0.1 million for laboratory supplies and laboratory equipment maintenance in the six months ended June 30, 2018 and an increase in non-cash charges of $0.2 million related to stock-based compensation and depreciation expenses.

General and administrative expenses.

General and administrative expenses were $2.4 million for the three months ended June 30, 2018, compared to $1.9 million for the three months ended June 30, 2017. The increase of $0.5 million was primarily due to an increase in non-cash charges for stock-based compensation of $0.1 million, an increase of $0.3 million for lease-related costs and an increase of $0.1 million for legal-related costs during the three months ended June 30, 2018.

General and administrative expenses were $4.6 million for the six months ended June 30, 2018, compared to $3.8 million for the three months ended June 30, 2017. The increase of $0.8 million was primarily due to an increase in non-cash charges for stock-based compensation of $0.2 million, an increase of $0.3 million for lease-related costs, an increase of $0.1 million for consulting-related costs and an increase of $0.2 million for legal-related costs in the six months ended June 30, 2018.

Other income. Other income for the three and six months ended June 30, 2018 and 2017 is solely comprised of interest income. Interest income for the three and six months ended June 30, 2018 was $0.2 million and $0.3 million, respectively, and was primarily related to the interest earned on marketable securities. Interest income for the three and six months ended June 30, 2017 was $0.04 million and $0.1 million, respectively, and was primarily related to the interest earned on marketable securities. The increase in interest income in the three and six months ended June 30, 2018 was due to a higher average balance of marketable securities as a result of the receipt of proceeds primarily from the issuances of common stock in our November Private Placement and 2017 public offering.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities for the three and six months ended June 30, 2018 was a decrease of $4.0 million and $5.2 million, respectively, which was solely related to the change in the fair value of the warrants from the November Private Placement, primarily due to a decrease in our stock price and expected stock price volatility.

The change in the fair value of the warrant liabilities for the three and six months ended June 30, 2017 was an increase of $3.7 million and $5.7 million, respectively, and was solely related to the change in fair value of the warrants from the November Private Placement, primarily due to an increase in our stock price.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through June 30, 2018, we have financed our operations through proceeds received from private placements of convertible notes, common stock and/or warrants; the exercise of options and warrants; NIH grant funding; and public offerings of securities. As of June 30, 2018, we had cash, cash equivalents and marketable securities totaling $40.0 million and an accumulated deficit of $87.9 million.

In August 2017, we entered into a Controlled Equity Offering Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $50.0 million. We will pay Cantor a commission rate equal to 3.0% of the aggregate gross proceeds from each sale. Shares sold under the Sales Agreement will be offered and sold pursuant to our Registration Statement on Form S-3 (Registration No. 333-218399) that was declared effective by the SEC on June 12, 2017, or the Registration Statement, and a prospectus supplement and accompanying base prospectus that we filed with the SEC on August 18, 2017.  During the three and  six months ended June 30, 2018, we sold an aggregate of 27,274 and 217,329 shares of our common stock, respectively, under the Sales Agreement at a weighted average selling price of $14.64 and $15.42 per share, respectively. During the year ended December 31, 2017, we sold an aggregate of 252,443 shares of our common stock pursuant to the Sales Agreement at a weighted-average selling price of $15.55 per share.

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

Cash Flows

The following table summarizes sources and uses of cash for each of the periods presented (in thousands):

	For the Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(12,960)	$(8,770)
Net cash (used in) provided by investing activities	(1,043)	9,712
Net cash provided by financing activities	3,213	39,817
Net (decrease) increase in cash, cash equivalents and restricted cash	$(10,790)	$40,759

Net cash used in operating activities. The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $13.0 million and $8.8 million during the six months ended June 30, 2018 and 2017, respectively. The increase in cash used in operating activities for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 of $4.2 million was primarily due to an increase in prepaid expenses and other current assets and accounts payable of $1.0 million, which were offset by a decrease in the net loss of $6.7 million and accrued expenses of $0.5 million. In addition, there was an increase in the non-cash change in the fair value of the warrant liability of $10.9 million, an increase in non-cash stock-based compensation of $0.4 million and an increase in non-cash investment income of $0.1 million.

Net cash (used in) provided by investing activities. Net cash used in investing activities was $(1.0) million for the six months ended June 30, 2018 and net cash provided by investing activities was $9.7 million for the six months ended June 30, 2017. The cash used in investing activities of $(1.0) million in the six months ended June 30, 2018 was primarily the result of $22.0 million in proceeds from the sale of marketable securities, offset by $22.0 million for the purchase of marketable securities and $1.0 million for the purchase of property and equipment. The cash provided by investing activities of $9.7 million for the six months ended June 30, 2017 was mainly due to proceeds of $11.7 million from the sale of marketable securities, offset by $1.9 million for the purchase of marketable securities and $0.1 million for the purchase of property and equipment for the six months ended June 30, 2017.

Net cash provided by financing activities. Net cash provided by financing activities was $3.2 million during the six months ended June 30, 2018 compared to $39.8 million during the six months ended June 30, 2017. The cash provided by financing activities in the six months ended June 30, 2018 was primarily the result of $3.2 million of net proceeds from our at-the-market offering program under the Sales Agreement. The cash provided by financing activities in the six months ended June 30, 2017 was primarily the result of $39.9 million of net proceeds from the 2017 common stock offering and $0.1 million of proceeds from the exercise of stock options, offset by $0.2 million of offering expenses related to the November 2016 private placement.

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

We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2018 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2020, including the funding of the initiation of our anticipated Phase 2b/3 program for inarigivir in early 2019. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements both near and long-term, will depend on many factors, including, but not limited to:

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

Adequate additional funds may not be available to us on acceptable terms, or at all. We do not currently have any committed external source of funds. We have an effective shelf registration statement on Form S-3 (File No. 333-218399), which we refer to as the Registration Statement.  In August 2017, we entered into the Sales Agreement with Cantor pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $50.0 million.  Shares sold under the Sales Agreement will be offered and sold pursuant to the Registration Statement and a prospectus supplement and accompanying base prospectus that we filed with the SEC on August 18, 2017.  As of June 30, 2018, we had up to $100.2 million in securities available for future issuance under the Registration Statement, which included $42.7 million in shares issuable pursuant to the Sales Agreement with Cantor. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Additional debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interests of our stockholders.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at June 30, 2018, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating lease commitments	$4,904	$224	$1,159	$1,362	$2,159
Total	$4,904	$224	$1,159	$1,362	$2,159

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

In October 2017, we entered into a lease agreement for our new principal office and laboratory space. The initial term of the lease is 125 months beginning on June 1, 2018, the date we began occupying the new premises. Following an 11-month rent abatement period, we will be obligated to make monthly rent payments in the amount of $34,533, which is subject to increase by approximately 3% annually for the first five years of the lease and by approximately 2.5% annually thereafter. The total lease payments due during the term of the lease are approximately $4.4 million. In addition, we are responsible under the lease for specified costs and charges, including certain operating expenses, utilities, taxes and insurance.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards, or IFRS. This standard removes inconsistencies and limitations between U.S. GAAP and IFRS in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements, and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. This update is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period and early application is not permitted. We adopted this standard as of January 1, 2018; however, until we expect material revenue to be recognized, the adoption of this standard is not expected to have an impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends Accounting Standards Codification, or ASC, Subtopic 825-10, Financial Instruments - Overall, and includes updates on certain aspects of recognition, measurement, presentation and disclosure of financial instruments and applies to all entities that hold financial assets or owe financial liabilities. The new standard is effective for our annual period beginning after December 15, 2017, with early adoption permitted. We adopted this standard as of January 1, 2018; however, the adoption of this standard does not have an impact on our consolidated financial statements.

In September 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends ASC Topic 230, Statement of Cash Flows, and includes provisions intended to reduce diversity in practice and provides guidance on eight specific statements of cash flows classification issues. The new standard is effective for our annual period ending after December 15, 2017, and for annual and interim periods thereafter, with early adoption permitted. We adopted this standard as of January 1, 2018; however, the adoption of this standard does not have an impact on our consolidated financial statements.

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

We are exposed to market risk related to changes in interest rates. Our cash, cash equivalents and marketable securities of $40.0 million as of June 30, 2018, consisted of cash, money market accounts and short-term marketable debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not be expected to have a material impact on the fair market value of our investment portfolio or on our financial condition or results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2018, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any material litigation.

Item 1A.	Risk Factors.

December 31, 2017In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, or the Form 10-K, which could materially affect our business, financial condition, or results of operations. Other than the addition of the following risk factor, which replaces the risk factor in the Form 10-K, there have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, a corporation that undergoes an “ownership change,” is subject to limitations on its ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes. For these purposes, an ownership change generally occurs where the equity ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year period (calculated on a rolling basis). We have made a preliminary determination that an ownership change likely occurred in each of April 2012 and December 2013. However, we anticipate that all of our approximately $61.6 million of NOLs will be available to us to offset future taxable income. We may experience ownership changes in the future, some of which are outside the Company’s control. These ownership changes may subject our existing net operating losses or credits to substantial limitations under Sections 382 and 383. Accordingly, we may not be able to utilize a material portion of our net operating losses or credits. Limitations on our ability to utilize our net operating losses to offset U.S. federal taxable income could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

10.1

Spring Bank Pharmaceuticals, Inc. Amended and Restated 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Spring Bank Pharmaceuticals, Inc.’s Current Report on Form 8-K filed on June 19, 2017).

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

Spring Bank Pharmaceuticals, Inc.

Date: August 2, 2018	By:	/s/ Jonathan Freve
Jonathan Freve
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)