Form 10-Q
period 2018-09-30
Spring Bank Pharmaceuticals, Inc.
filed 2018-10-25
CIK 1566373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 25, 2018, the registrant had 16,433,768 shares of common stock, $0.0001 par value per share, outstanding.

The registrant qualifies as a smaller reporting company. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of common stock of $11.85 per share as of June 29, 2018, the last trading day of the registrant’s second fiscal quarter, was approximately $128,839,682.

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

•We are very early in our development efforts and our product candidates may not be successful in later stage clinical trials.  Results obtained in our preclinical studies and clinical trials to date are not necessarily indicative of results to be obtained in future clinical trials.  As a result, our product candidates may never be approved as marketable therapeutics.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2018	2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$23,637	$23,649
Marketable securities	29,868	26,906
Prepaid expenses and other current assets	1,029	580
Total current assets	54,534	51,135
Marketable securities, long-term	17,827	—
Property and equipment, net	2,391	687
Restricted cash	234	484
Other assets	81	35
Total	$75,067	$52,341
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,374	$1,700
Accrued expenses and other current liabilities	3,740	2,734
Total current liabilities	5,114	4,434
Warrant liabilities	9,291	13,128
Other long-term liabilities	130	31
Total liabilities	14,535	17,593
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 10,000,000 shares at September 30, 2018 and December 31, 2017; no shares issued or outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value—authorized, 200,000,000 shares at September 30, 2018 and December 31, 2017; 16,431,171 and 12,961,993 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	2	1
Additional paid-in capital	157,209	113,984
Accumulated deficit	(96,643)	(79,214)
Other comprehensive loss	(36)	(23)
Total stockholders’ equity	60,532	34,748
Total	$75,067	$52,341

See accompanying notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$5,656	$3,221	$15,188	$9,152
General and administrative	2,059	1,968	6,681	5,811
Total operating expenses	7,715	5,189	21,869	14,963
Loss from operations	(7,715)	(5,189)	(21,869)	(14,963)
Other income (expense):
Interest income	271	141	603	220
Change in fair value of warrant liabilities	(1,336)	(5,780)	3,837	(11,474)
Net loss	(8,780)	(10,828)	(17,429)	(26,217)
Unrealized loss on marketable securities	(14)	(10)	(13)	(7)
Comprehensive loss	$(8,794)	$(10,838)	$(17,442)	$(26,224)
Net loss per common share:
Basic	$(0.59)	$(0.85)	$(1.27)	$(2.48)
Diluted	$(0.59)	$(0.85)	$(1.39)	$(2.48)
Weighted-average number of shares outstanding:
Basic	14,841,197	12,696,986	13,677,375	10,555,461
Diluted	14,841,197	12,696,986	15,311,152	10,555,461

See accompanying notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(17,429)	$(26,217)
Adjustments for:
Depreciation and amortization	193	115
Loss on the disposal of property and equipment	16	—
Change in fair value of warrant liabilities	(3,837)	11,474
Non-cash investment income (expense)	361	(50)
Non-cash stock-based compensation	2,062	1,483
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(449)	(10)
Other assets	(46)	—
Accounts payable	(326)	254
Accrued expenses and other liabilities	1,098	311
Net cash used in operating activities	(18,357)	(12,640)
Cash flows from investing activities:
Proceeds from sale of marketable securities	28,837	14,605
Purchases of marketable securities	(50,000)	(34,397)
Purchases of property and equipment	(1,916)	(127)
Proceeds from the sale of property and equipment	3	—
Net cash used in investing activities	(23,076)	(19,919)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs paid of $140	3,212	—
Proceeds from the issuance of common stock, net of issuance costs paid of $2,618 in 2018 and $2,928 in 2017	37,959	39,572
Proceeds from exercise of stock options	—	92
Cash provided by financing activities	41,171	39,664
Net (decrease) increase in cash, cash equivalents and restricted cash	(262)	7,105
Cash, cash equivalents and restricted cash, beginning of period	24,133	10,684
Cash, cash equivalents and restricted cash, end of period	$23,871	$17,789
Supplemental disclosures of cash flow information:
Cash paid for taxes	$3	$1
Cash paid for interest, net	$—	$—

See accompanying notes to consolidated financial statements.

Spring Bank Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Spring Bank Pharmaceuticals, Inc. (the “Company”) is a clinical-stage biopharmaceutical company engaged in the discovery and development of a novel class of therapeutics using a proprietary small molecule nucleotide platform. The Company is developing its most advanced product candidate, inarigivir soproxil (“inarigivir”), for the treatment of chronic hepatitis B virus. Since inception in 2002 and prior to its initial public offering (“IPO”) in May 2016, the Company built its technology platform and product candidate pipeline, supported by grants and through private financings. In September 2015, the Company formed a wholly owned subsidiary, Sperovie Biosciences, Inc., and in December 2016, the Company formed a wholly owned subsidiary, SBP Securities Corporation.

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

The accompanying interim financial statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017, and related interim information contained within the notes to the financial statements, are unaudited. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of September 30, 2018, results of operations for the three and nine months ended September 30, 2018 and 2017, and its cash flows for the nine months ended September 30, 2018 and 2017. These interim financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on February 20, 2018. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results expected for the full fiscal year or any interim period.

As of September 30, 2018, the Company had an accumulated deficit of $96.6 million and $71.3 million in cash, cash equivalents and marketable securities.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Sperovie Biosciences, Inc. and SBP Securities Corporation. Sperovie Biosciences, Inc. had operations consisting mainly of legal fees associated with intellectual property activities as of September 30, 2018. SBP Securities Corporation had assets primarily related to investments in marketable securities and operations consisting primarily of interest income as of September 30, 2018. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash, Cash Equivalents

Cash equivalents are stated at fair value and include short-term, highly liquid investments with remaining maturities of 90 days or less at the date of purchase. Included in cash and cash equivalents as of September 30, 2018 are money market fund investments of $22.1 million. As of December 31, 2017, included in cash and cash equivalents are money market fund investments of $21.3 million, which are reported at fair value (Note 5).

Restricted Cash

As of September 30, 2018, restricted cash consists of approximately $234,000, which is held as a security deposit required in conjunction with a lease agreement entered into in October 2017. As of December 31, 2017, restricted cash consisted of approximately $484,000, of which $250,000 is held as collateral for the Company’s credit card program and $234,000 is held as a security deposit required in conjunction with a lease agreement entered into in October 2017.

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

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying value, an impairment loss is recorded for the difference between the carrying value and fair value of the asset. Through September 30, 2018, no such impairment has occurred.

Deferred Rent

The Company’s operating leases include rent escalation payment terms and other incentives received from landlords. Deferred rent represents the difference between actual operating lease payments due and straight-line rent expense over the term of the lease, which is recorded in accrued expenses and other current liabilities. The Company had deferred aggregate rent for its office and laboratory space located in Hopkinton, Massachusetts of $141,000 as of September 30, 2018. The Company had deferred aggregate rent for its previously leased research and development facility in Milford, Massachusetts and its former headquarters in Hopkinton, Massachusetts of $35,000 as of December 31, 2017. As of September 30, 2018, the Company had no deferred rent for its previously leased research and development facility in Milford, Massachusetts and its former headquarters in Hopkinton, Massachusetts.

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

Stock-Based Compensation

The Company accounts for all stock-based payment awards granted to employees and nonemployees using a fair value method. The Company’s stock-based payments include stock options and grants of common stock, including common stock subject to vesting. The measurement date for employee awards is the date of grant, and stock-based compensation costs are recognized as expense over the employees’ requisite service period, which is generally the vesting period, on a straight-line basis. The Company adopted ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, effective July 1, 2018, which aligns the accounting treatment of nonemployee awards with employee awards. Stock-based compensation expense is classified in the accompanying consolidated statements of operations and comprehensive loss based on the department to which the related services are provided.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method and the as if-converted method, for convertible securities, if inclusion of these instruments is dilutive. For the three months ended September 30, 2018, both methods are equivalent. For the nine months ended September 30, 2018, diluted net loss per share amounts were calculated based on the dilutive effect of the total number of shares of common stock related to the November 2016 Private Placement warrants and the change in the fair value of the warrant liability. For the three and nine months ended September 30, 2017, both methods are equivalent. Basic and diluted net loss per share is described further in Note 2.

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

The Company assesses its income tax positions and records tax benefits based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the consolidated financial statements. The Company classifies interest and penalties associated with such uncertain tax positions as a component of interest expense. As of September 30, 2018 and December 31, 2017, the Company has not identified any material uncertain tax positions.

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity.

The Company leases office and laboratory space in Hopkinton, Massachusetts and previously leased research and development space in Milford, Massachusetts under non-cancelable operating leases. The Company has standard indemnification arrangements under these leases that require it to indemnify the landlords against liability for injury, loss, accident, or damage from any claims, actions, proceedings, or costs resulting from certain acts, breaches, violations, or nonperformance under the Company’s lease.

Through September 30, 2018, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends ASC Subtopic 825-10, Financial Instruments - Overall, and includes updates on certain aspects of recognition, measurement, presentation and disclosure of financial instruments and applies to all entities that hold financial assets or owe financial liabilities. The new standard is effective for the Company for the annual period beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard as of January 1, 2018; however, the adoption of this standard did not impact the Company’s consolidated financial statements.

In September 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends ASC Topic 230, Statement of Cash Flows, and includes provisions intended to reduce diversity in practice and provides guidance on eight specific statements of cash flows classification issues. The new standard is effective for the Company for the annual period ending after December 15, 2017, and for annual and interim periods thereafter, with early adoption permitted. The Company adopted this standard as of January 1, 2018; however, the adoption of this standard did not impact the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the current leasing guidance and upon adoption, will require lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than twelve months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying assets not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The new standard is effective for the Company for the annual period beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard may have on its consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation, and includes provisions intended to provide simplification of several aspects of accounting for nonemployee share-based payment transactions. The new standard is effective for the Company for the annual period beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than the Company’s adoption date of Topic 606. The Company elected early adoption of this standard as of July 1, 2018. The adoption of this standard has resulted in a de minimis impact on the Company’s consolidated financial statements.

2. NET LOSS PER SHARE

The following table summarizes the computation of basic and diluted net loss per share of the Company for such periods (in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(8,780)	$(10,828)	$(17,429)	$(26,217)
Less: decrease in change in fair value of warrant liabilities	—	—	(3,837)	—
Net loss available to common shareholders	$(8,780)	$(10,828)	$(21,266)	$(26,217)
Weighted-average number of shares outstanding:
Basic	14,841,197	12,696,986	13,677,375	10,555,461
Effect of dilutive securities:
Common stock warrants	—	—	1,633,777	—
Dilutive potential common shares	14,841,197	12,696,986	15,311,152	10,555,461
Net loss per common share:
Basic	$(0.59)	$(0.85)	$(1.27)	$(2.48)
Diluted	$(0.59)	$(0.85)	$(1.39)	$(2.48)

For the three months ended September 30, 2018, the diluted net loss per common share is the same as basic net loss per common share. For the nine months ended September 30, 2018, the diluted net loss per common share amounts were calculated based on the dilutive effect of the total number of shares of common stock related to the November 2016 Private Placement warrants of 1,633,777 shares and the change in the fair value of the warrant liability of $3.8 million. For the three and nine months ended September 30, 2017, the diluted net loss per common share is the same as basic net loss per common share.

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact due to the losses reported:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Common stock warrants	1,662,124	1,798,084	28,347	1,798,084
Stock options	1,349,565	977,565	1,349,565	977,565

3. INVESTMENTS

Cash in excess of the Company’s immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The following table summarizes the Company’s investments, by category, as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
Investments - Current:	2018	2017
Debt securities - available for sale	$29,868	$26,906
Total	$29,868	$26,906

Investments - Noncurrent:
Debt securities - available for sale	$17,827	$—
Total	$17,827	$—

A summary of the Company’s available-for-sale classified investments as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	At September 30, 2018
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Investments - Current:
Corporate bonds	$9,998	$—	$(10)	$9,988
United States treasury securities	19,896	—	(16)	19,880
Total	$29,894	$—	$(26)	$29,868

Investments - Noncurrent:
Corporate bonds	$6,028	$—	$(3)	$6,025
United States treasury securities	11,809	—	(7)	11,802
Total	$17,837	$—	$(10)	$17,827

	At December 31, 2017
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Investments - Current:
Commercial paper	$9,584	$—	$—	$9,584
Corporate bonds	15,347	—	(23)	15,324
United States treasury securities	1,998	—	—	1,998
Total	$26,929	$—	$(23)	$26,906

The amortized cost and fair value of the Company’s available-for-sale investments, by contract maturity, as of September 30, 2018 consisted of the following (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$29,894	$29,868
Due after one year through two years	17,837	17,827
Total	$47,731	$47,695

4. PROPERTY AND EQUIPMENT, NET

Property and equipment as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Equipment	$1,154	$727
Furniture and fixtures	384	292
Leasehold improvements	1,356	153
Total property and equipment	2,894	1,172
Less: accumulated depreciation and amortization	(503)	(485)
Property and equipment, net	$2,391	$687

Depreciation expense for the three and nine months ended September 30, 2018 was $107,000 and $193,000, respectively. Depreciation expense for the three and nine months ended September 30, 2017 was $39,000 and $115,000, respectively.

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

The Company classified its money market funds and United States treasury securities within Level 1 because their fair values are based on their quoted market prices. The Company classified its commercial paper and corporate bonds within Level 2 because their fair values are determined using alternative pricing sources or models that utilized market observable inputs.

A summary of the assets and liabilities that are measured at fair value as of September 30, 2018 and December 31, 2017 is as follows (in thousands):

		Fair Value Measurement at September 30, 2018
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$22,074	$22,074	$—	$—
Fixed income securities	47,695	31,682	16,013	—
Total	$69,769	$53,756	$16,013	$—

Liabilities:
Warrant liabilities	$9,291	$—	$—	$9,291
Total	$9,291	$—	$—	$9,291

		Fair Value Measurement at December 31, 2017
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$21,265	$21,265	$—	$—
Fixed income securities	26,906	—	26,906	—
Total	$48,171	$21,265	$26,906	$—

Liabilities:
Warrant liabilities	$13,128	$—	$—	$13,128
Total	$13,128	$—	$—	$13,128

(1)	Money market funds are included within cash and cash equivalents in the accompanying consolidated balance sheets and are recognized at fair value.

The following table reflects the change in the Company’s Level 3 liabilities, which consists of the warrants issued in a private placement in November 2016 (see Note 7), for the period ended September 30, 2018 (in thousands):

November Private Placement Warrants
Balance at December 31, 2016	$6,333
Change in fair value	6,795
Balance at December 31, 2017	13,128
Change in fair value	(3,837)
Balance at September 30, 2018	$9,291

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Clinical	$1,852	$1,093
Compensation and benefits	928	1,024
Accounting and legal	262	453
Other	698	164
Total accrued expenses and other current liabilities	$3,740	$2,734

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

In August 2017, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which the Company may offer and sell, from time to time through Cantor, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million. The Company will pay Cantor a commission rate equal to 3.0% of the aggregate gross proceeds from each sale. During the three months ended September 30, 2018, the Company did not sell any shares under the Sales Agreement.  During the nine months ended September 30, 2018, the Company sold an aggregate of  217,329 shares of its common stock pursuant to the Sales Agreement at a weighted-average selling price of $15.42 per share, which resulted in $3.2 million of net proceeds to the Company.  During the year ended December 31, 2017, the Company sold an aggregate of 252,443 shares of its common stock pursuant to the Sales Agreement at a weighted-average selling price of $15.55 per share, which resulted in $3.7 million of net proceeds to the Company.

In August 2018, the Company issued and sold in an underwritten public offering an aggregate of 3,246,079 shares of our common stock at $12.50 per share, which included 246,079 shares pursuant to the exercise of an option to purchase additional shares granted to the underwriters in connection with the offering. The offering resulted in $38.0 million of net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

Warrants

In connection with the amendment and restatement of a license agreement with BioHEP in February 2016, the Company issued a warrant to purchase 125,000 shares of the Company’s common stock to BioHEP (the “BioHEP Warrant”). The BioHEP Warrant had an exercise price of $16.00 per share and expired unexercised on August 1, 2018. The Company evaluated the terms of the warrant and concluded that it should be equity-classified. The fair value of the warrant, $0.8 million, was estimated on the issuance date using a Black-Scholes pricing model based on the following assumptions: an expected term of two and a half years, expected stock price volatility of 71%, a risk-free rate of 1.01%, and a dividend yield of 0%. The fair value was expensed as research and development costs.

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

The Company received approximately $5.3 million in proceeds upon the exercise of warrants to purchase 641,743 shares of its common stock, which were exercised in connection with the closing of the IPO. Upon the closing of the Company’s IPO, all of the outstanding and unexercised warrants, except the BioHEP warrant and the IPO Warrants, terminated in accordance with their original terms.

In November 2016, the Company entered into a definitive agreement with respect to the private placement of 1,644,737 shares of common stock and warrants to purchase 1,644,737 shares of common stock (the “November 2016 Private Placement Warrants”) to a group of accredited investors. These investors paid $9.12 for each share of common stock and warrant to purchase one share of common stock. The November 2016 Private Placement Warrants are exercisable at an exercise price of $10.79 per share and expire on November 23, 2021. The Company evaluated the terms of these warrants and concluded that they are liability-classified. In November 2016, the Company recorded the fair value of these warrants of approximately $8.3 million using a Black-Scholes pricing model. The Company must recognize any change in the value of the warrant liability each reporting period in the statement of operations. As of September 30, 2018 and December 31, 2017, the fair value of the November 2016 Private Placement Warrants was approximately $9.3 million and $13.1 million, respectively (see Note 5).

A summary of the Black-Scholes pricing model assumptions used to record the fair value of the warrants is as follows:

	September 30, 2018	December 31, 2017
Risk-free interest rate	2.9%	2.0%
Expected term (in years)	3.1	3.9
Expected volatility	61.3%	73.1%
Expected dividend yield	0%	0%

The following table summarizes the warrant activity for the year ended December 31, 2017 and for the nine months ended September 30, 2018:

Warrants
Outstanding at December 31, 2016	1,798,084
Grants	—
Exercises	(10,960)
Expirations/cancellations	—
Outstanding at December 31, 2017	1,787,124
Grants	—
Exercises	—
Expirations/cancellations	(125,000)
Outstanding at September 30, 2018	1,662,124

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

On June 18, 2018, upon receipt of stockholder approval at the Company’s 2018 annual meeting, the 2015 Plan was amended and restated in its entirety increasing the authorized number of shares of common stock reserved for issuance by 800,000 shares (together with the 2014 Plan, the 2015 Plan, the “Stock Incentive Plans”). The Board approved the Amended and Restated 2015 Plan on March 9, 2018. Pursuant to the Amended and Restated 2015 Plan, the number of shares authorized for issuance is the sum of 1,550,000 shares of common stock, plus the number of shares equal to the sum of (i) 116,863 shares of common stock, which was the number of shares reserved for issuance under the 2014 Plan that remained available for grant under the 2014 Plan immediately prior to the closing of the Company’s IPO, and (ii) the number of shares of common stock subject to outstanding awards under the 2014 Plan that expire, terminate or are otherwise surrendered, cancelled or forfeited after the closing of the Company’s IPO, provided that such number of shares of common stock shall not exceed 608,137 shares.

The exercise price of stock options cannot be less than the fair value of the common stock on the date of grant. Stock options awarded under the Stock Incentive Plans expire 10 years after the grant date, unless the Board sets a shorter term. As of September 30, 2018, the Company had 942,765 shares available for issuance under the Amended and Restated 2015 Plan.

The following table summarizes the option activity under the Stock Incentive Plans for the year ended December 31, 2017 and the nine months ended September 30, 2018:

	Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at December 31, 2016	704,315	$11.82	$—
Granted	297,500	8.45	—
Exercised	(10,000)	9.28	11,228
Cancelled	(3,250)	12.44	—
Outstanding at December 31, 2017	988,565	10.83	2,617,859
Granted	311,000	12.28	—
Exercised	—	—	—
Cancelled	—	—	—
Options outstanding at September 30, 2018	1,299,565	$11.18	$1,673,033
Options exercisable at September 30, 2018	684,054	$11.23	$921,299

As of September 30, 2018, all options outstanding have a weighted-average remaining contractual life of 7.9 years. The weighted-average fair value of all stock options granted for the nine months ended September 30, 2018 was $8.73.  Intrinsic value at September 30, 2018 is based on the closing price of the Company’s common stock on that date of $12.05 per share.

In January 2018, the Company issued a stock option award as an inducement grant for the purchase of an aggregate of 50,000 shares of the Company’s common stock, outside of the Stock Incentive Plans, at an exercise price of $12.02 per share. The inducement grant is excluded from the option activity table above.

There were no stock options granted prior to 2015. The assumptions the Company used to determine the fair value of stock options granted to employees and directors in 2018 to date and in 2017 are as follows, presented on a weighted-average basis.

	Nine Months Ended September 30,
	2018	2017
Risk-free interest rate	2.5%	2.0%
Expected term (in years)	6.1	6.0
Expected volatility	82.5%	79.8%
Expected dividend yield	0%	0%

The following table summarizes the Company’s stock-based compensation expense for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Stock-based compensation:
Research and development	$214	$121	$628	$402
General and administrative	499	389	1,434	1,081
Total Stock-based compensation	$713	$510	$2,062	$1,483

The fair value of stock options vested during the nine months ended September 30, 2018 was $1.8 million. At September 30, 2018, there was $4.8 million of unrecognized stock-based compensation expense relating to stock options granted pursuant to the Stock Incentive Plans, which will be recognized over the weighted-average remaining vesting period of 2.3 years.

Reserved Shares

As of September 30, 2018 and December 31, 2017, the Company reserved the following shares of common stock for issuance of shares resulting from exercise of outstanding warrants and options, as well as issuance of shares available for grant under the Stock Incentive Plans:

	September 30,	December 31,
	2018	2017
2016 BioHEP warrants	—	125,000
2016 IPO warrants	28,347	28,347
November Private Placement warrants	1,633,777	1,633,777
2014 and 2015 Stock Incentive Plans	2,242,330	1,448,100
Total	3,904,454	3,235,224

8. COMMITMENTS AND CONTINGENCIES

Leases

In March 2016, the Company entered into an operating lease for its former headquarters in Hopkinton, Massachusetts with a lease term through May 31, 2021. The total payments due during the term of the lease are approximately $771,000. The Company vacated the premises as of June 1, 2018 and in July 2018, the Company entered into a sublease agreement to sublease its former Hopkinton, Massachusetts premises. The Company incurred a loss on the lease of approximately $269,000, net of expected sublease income of approximately $294,000. The loss on the lease is included the general and administrative expenses in the consolidated statement of operations and in other current liabilities (for the short-term liability) and other long-term liabilities (for the remaining long-term liability) in the consolidated balance sheet.

In October 2017, the Company entered into a lease agreement for the Company’s new principal office and laboratory space located in Hopkinton, Massachusetts. The initial term of the lease is 125 months beginning on June 1, 2018, the date the Company began occupying the new premises. The Company has the option to extend the lease one time for an additional 5-year period.  Following an eleven-month rent abatement period, the Company will be obligated to make monthly rent payments in the amount of approximately $35,000, which is subject to increase by approximately 3% annually for the first five years of the lease and by approximately 2.5% annually thereafter. The total lease payments due during the term of the lease are approximately $4.4 million. In addition, the Company is responsible under the lease for specified costs and charges, including certain operating expenses, utilities, taxes and insurance.

Rent paid under the leases for the three and nine months ended September 30, 2018 was $38,000 and $168,000, respectively. Rent paid for the three and nine months ended September 30, 2017 was $59,000 and $174,000, respectively.

Future minimum commitments due under all leases at September 30, 2018 are as follows (in thousands):

Year
2018	$38
2019	417
2020	588
2021	507
Thereafter	3,318
Total minimum lease payments	$4,868

BioHEP Technologies Ltd. License Agreement

In January 2016, the Company entered into an amended and restated license agreement with BioHEP, which became effective on February 1, 2016.

Under the amended and restated license agreement, the Company agreed to pay BioHEP up to $3.5 million in development and regulatory milestone payments for disease(s) caused by each distinct virus for which the Company develops licensed product(s). BioHEP is also eligible to receive tiered royalties in the low-to-mid single-digits on net product sales of licensed products by the Company and its affiliates and sub licensees, and a specified share of non-royalty sublicensing revenues the Company and its affiliates receive from sub licensees, which share of sublicensing revenues is capped at a maximum aggregate of $2.0 million under all such sublicenses. Milestone and royalty payments associated with the Company’s amended and restated license agreement with BioHEP cannot be reasonably estimated as to whether or when they will occur. As of September 30, 2018, there have been no milestone or royalty payments made to BioHEP.

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

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of a novel class of therapeutics using our proprietary small molecule nucleotide platform.  Our compounds are synthetic nucleotide segments that are designed to mimic the interactions of nucleic acids with proteins.  We design our compounds to selectively target and modulate the activity of specific proteins implicated in various disease states.  We are developing our lead product candidate, inarigivir soproxil, or inarigivir, for the treatment of chronic hepatitis B virus, or HBV. We have designed our antiviral product candidates, including inarigivir, to selectively activate within infected cells the cellular protein, retinoic acid-inducible gene 1 (RIG-I), to inhibit viral replication and to cause the induction of intracellular interferon signaling pathways for antiviral defense.  We believe that inarigivir, as a RIG-I agonist, could play an important role in antiviral therapy as a result of its dual mechanism of action that is designed to selectively modulate the body’s immune response and inhibit viral replication.  We are also developing additional product candidates, including our lead STING (STimulator of INterferon Genes) agonist product candidate, SB 11285, which is an immunotherapeutic agent for the potential treatment of selected cancers.

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

We are developing inarigivir, an orally-administered investigational selective immunomodulator, as a potential backbone in a combinatorial treatment for chronic HBV, with a goal to accelerate and substantially increase functional cure rates in a simple, safe and selective manner. We are currently conducting a global Phase 2 multi-center clinical trial of inarigivir, which we refer to as the ACHIEVE trial, and we plan to initiate one or more Phase 2b/3 inarigivir clinical trials in 2019.  We are also pursuing the development of SB 9225, a co-formulation of inarigivir with tenofovir disoproxil fumarate, or TDF, as a potential fixed-dose combination product for the treatment of patients with chronic HBV.  In addition to our inarigivir clinical trials, we continue to explore collaborations, including with siRNA compounds targeting hepatitis B surface antigen, or HBsAg, as well as other antiviral and immunomodulatory mechanisms.  We believe the immunomodulatory activity of inarigivir could become a key component of a future combinatorial treatment for patients infected with chronic HBV, increasing the percentage of chronic HBV patients who achieve a functional cure.

In July 2017, we entered into a clinical trial supply and collaboration agreement with Gilead Sciences, Inc., or Gilead, under which Gilead is funding and conducting a Phase 2 clinical trial examining the co-administration of inarigivir and Vemlidy® 25 mg (tenofovir alafenamide) in patients infected with chronic HBV. On August 2, 2018, we announced the expansion of the clinical trial being undertaken by Gilead Sciences, Inc. to include two additional cohorts. The new second cohort of the study will assess inarigivir 200mg co-administered with Vemlidy, subject to independent regulator assessments of the safety of inarigivir at the 200mg dose.  Additionally, a new third cohort has been added to examine the administration of inarigivir 100mg in chronic HBV patients currently treated with nucleoside/tide analogues.

Our ongoing Phase 2 ACHIEVE trial is a placebo-controlled, sequential-cohort, double-blind trial to evaluate increasing doses of inarigivir as monotherapy for 12 weeks followed by Viread® 300mg for an additional 12 weeks.  Part A of the ACHIEVE trial has an adaptive trial design that enrolls chronically-infected HBV patients between 18 and 70 years of age who have been or will be assigned to one of four dosing cohorts, 25mg, 50mg, 100mg or 200mg of inarigivir, or placebo, once daily for 12 weeks.  All subjects then receive Viread® 300mg once daily for an additional 12 weeks of treatment.  The adaptive trial design of Part A of the ACHIEVE trial allows us to conduct additional cohorts.  Due to the favorable safety and tolerability profile and continuing dose response that we have observed in the ACHIEVE trial thus far, we plan to expand Part A of the ACHIEVE trial to include an exploratory fifth cohort evaluating inarigivir 400mg.

In August 2018, we announced that, due to the expansion of the inarigivir + tenofovir alafenamide co-administration program described above, the previously planned Part B of the ACHIEVE trial evaluating inarigivir with TDF 300mg is no longer necessary and will not be completed.

In August 2018, we also announced results from the third cohort (inarigivir 100mg) and aggregated results from Part A of the ACHIEVE trial. In the third cohort, 20 patients were randomized; 17 on inarigivir 100mg (13 HBeAg-positive, 4 HBeAg-negative) and 3 on placebo. The primary endpoints, safety and antiviral activity, were achieved at both week 12 (inarigivir monotherapy) and week 24 (following the switch to TDF after week 12). Inarigivir was well tolerated with no serious adverse events observed. Overall, treatment-emergent adverse events ranged from mild to moderate in severity, with no observed interferon-like side effects or clinical or biochemical events above Grade 3. One HBeAg-negative patient on inarigivir alone had an ALT flare >200 IU with reductions in HBV DNA and HBsAg consistent with previously described inarigivir immune flares. We observed a maximum reduction in both HBV DNA and HBV RNA by up to 2.76log10 and 5.0log10, respectively. Overall, mean HBV DNA reduction at week 12 was 1.0log10, with a mean 0.55log10 reduction in HBeAg-positive patients and a mean 2.26log10 reduction in HBeAg-negative patients, which was significantly superior (t-test: p=0.006) to combined placebo from all groups (n=11). Similar log reductions were seen for the secondary endpoint of HBV RNA reduction, with a mean 0.6log10 reduction in HBeAg-positive patients and a mean 1.4log10 reduction in HBeAg-negative patients. Three patients had a greater than 0.5log10 reduction in HBsAg at either week 12 or week 24.  Overall, 13 of 47 (28%) of inarigivir-treated patients in the ACHIEVE trial have had a predefined HBsAg response of 0.5log10 decrease, with a mean decrease in the responder group of 0.8log10 (range 0.5 – 1.4log10) at either week 12 or week 24 after the switch to TDF.

Inarigivir responses have been proportional to the baseline HBsAg level and we believe are reflective of the mechanism of action of inarigivir as an immunomodulator. Baseline HBsAg level < 10,000 IU (4log10) has been the strongest predictor of response to inarigivir across all cohorts for HBV DNA and HBV RNA reductions irrespective of HBeAg status. We believe this response is consistent with the known role of HBsAg as a down regulator of the host immune response to HBV.

In addition to our inarigivir clinical development program, we are developing our lead STING agonist product candidate, SB 11285, as a potential next-generation immunotherapeutic agent for the treatment of selected cancers.  In our preclinical studies in multiple tumor-derived cell lines, SB 11285 has been observed to cause the induction of cytokines consistent with engagement of the target, as well as cell death and apoptosis.  Based on our preclinical studies performed to date, SB 11285 has reduced tumor volumes, without dose-limiting toxicities, in multiple rodent tumor models when administered intravenously or intratumorally.  These findings lead us to believe that SB 11285 has the potential to be administered clinically by either route of administration, and that SB 11285 may be used to target a variety of tumors at various anatomic sites and, if approved, has the potential to be used in combination with other therapeutic modalities to enhance efficacy.  We are currently advancing the SB 11285 program with preclinical, toxicology, and process development efforts. Subject to the results of these preclinical studies, we anticipate that we will submit an investigational new drug or clinical trial application for SB 11285 in the first half of 2019, and, if approved, initiate a Phase 1b clinical trial in cancer later in 2019.

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

We have incurred significant annual net operating losses in every year since our inception and expect to continue to incur significant expenses and net operating losses for the foreseeable future. Our net losses for the three and nine months ended

September 30, 2018 were $8.8 million and $17.4 million, respectively, and our net losses for the three and nine months ended September 30, 2017 were $10.8 and $26.2 million, respectively. As of September 30, 2018, we had an accumulated deficit of $96.6 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and increasing operating losses for the next several years.

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

As of September 30, 2018, we had $71.3 million in cash, cash equivalents and marketable securities. We expect that our cash, cash equivalents and marketable securities as of September 30, 2018 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. See “—Liquidity and Capital Resources.”

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase in the foreseeable future as we continue development of our current product candidates and research and develop new product candidates. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

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

Liability-Classified Warrants

In connection with our private placement offering in November 2016, we issued warrants to purchase 1,644,737 shares of common stock, which we refer to as our November 2016 Warrants, to a group of accredited investors. The November 2016 Warrants became exercisable beginning May 24, 2017 at an exercise price of $10.79 per share. We evaluated the terms of these warrants and concluded that they should be liability-classified. We recognize any change in the value of the warrant liability each reporting period in the statement of operations. As of September 30, 2018, the fair value of the warrants was approximately $9.3 million, which is a decrease of $3.8 million from the fair value of approximately $13.1 million as of December 31, 2017.  See Note 7 of the notes to the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Stock-Based Compensation

We issue stock-based awards to employees and non-employees, generally in the form of stock options. We account for our stock-based compensation awards in accordance with Financial Accounting Standards Board, (FASB) ASC Topic 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees, including grants of employee stock options and modifications to existing stock awards, to be recognized in the statements of operations and comprehensive loss based on their fair values. We adopted ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, effective July 1, 2018, which aligns the accounting treatment of nonemployee awards with employee awards. Described below is the methodology we have utilized in measuring stock-based compensation expense. Stock option, common stock and restricted stock values are determined based on a blend of our stock price and the quoted market price of our comparable public companies.

We measure stock options and other stock-based awards granted to employees, nonemployees and directors based on the fair value on the date of grant and recognize the corresponding compensation expense of those awards, over the requisite service period, which is generally the vesting period of the respective award. Generally, we issue stock options and restricted stock awards with only service-based vesting conditions and record the expense for these awards using the straight-line method. We adopted ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09, effective January 1, 2017. Prior to adoption, share-based compensation expense was recognized on a straight-line basis, net of estimated forfeitures, such that expense was recognized only for share-based awards that are expected to vest. A forfeiture rate was estimated annually and revised, if necessary, in subsequent periods if actual forfeitures differed from initial estimates. Following adoption of ASU 2016-09, we no longer apply a forfeiture rate and instead will account for forfeitures as they occur.

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

In 2015, we began issuing stock options to employees, directors and consultants. During the periods ended September 30, 2018 and 2017, we issued common stock to consultants and advisors as compensation for services and recognized expense equal to the fair value of the shares issued. The following table summarizes the classification of our stock-based compensation expenses recognized in our consolidated statements of operations and comprehensive loss (in thousands):

We expect the impact of our stock-based compensation expense for stock options granted to employees and non-employees to grow in future periods due to the potential increases in the fair value of our common stock and the increase in the number of grants as a result of an increase in headcount.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$214	$121	$628	$402
General and administrative	499	389	1,434	1,081
	$713	$510	$2,062	$1,483

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Operating expenses:
Research and development	$5,656	$3,221	$2,435	$15,188	$9,152	$6,036
General and administrative	2,059	1,968	91	6,681	5,811	870
Total operating expenses	7,715	5,189	2,526	21,869	14,963	6,906
Loss from operations	(7,715)	(5,189)	(2,526)	(21,869)	(14,963)	(6,906)
Other income	271	141	130	603	220	383
Change in fair value of warrant liabilities	(1,336)	(5,780)	4,444	3,837	(11,474)	15,311
Net loss	$(8,780)	$(10,828)	$2,048	$(17,429)	$(26,217)	$8,788

Research and development expenses.

Research and development expenses were $5.7 million for the three months ended September 30, 2018, compared to $3.2 million for the three months ended September 30, 2017. The increase of $2.5 million for the three months ended September 30, 2018 was due primarily to an increase of $1.9 million in spending on preclinical studies and clinical trial related activities for inarigivir and preclinical studies for SB 11285, an increase of $0.2 million in salaries and benefits associated with higher research and development headcount, an increase of $0.1 million for laboratory supplies and laboratory equipment maintenance, an increase of $0.1 million related to lease costs, an increase of $0.1 million related to building maintenance costs and an increase in non-cash charges of $0.1 million related to stock-based compensation.

Research and development expenses were $15.2 million for the nine months ended September 30, 2018, compared to $9.2 million for the nine months ended September 30, 2017. The increase of $6.0 million for the nine months ended September 30, 2018 was due primarily to an increase in spending on preclinical studies and clinical trial related activities for inarigivir and preclinical studies for SB 11285 of $4.9 million, an increase of $0.5 million in salaries and benefits associated with higher research and development headcount, an increase of $0.1 million for laboratory supplies and laboratory equipment maintenance, an increase of $0.1 million related to building maintenance costs, an increase of $0.1 million related to lease costs and an increase in non-cash charges of $0.3 million related to stock-based compensation and depreciation expenses.

General and administrative expenses.

General and administrative expenses were $2.1 million for the three months ended September 30, 2018, compared to $2.0 million for the three months ended September 30, 2017. The increase of $0.1 million for the three months ended September 30, 2018 was primarily due to an increase of $0.1 million in non-cash charges for stock-based compensation and an increase of $0.1 million in salaries and benefits, which were offset by a decrease of $0.1 million in consulting related costs.

General and administrative expenses were $6.7 million for the nine months ended September 30, 2018, compared to $5.8 million for the three months ended September 30, 2017. The increase of $0.9 million for the nine months ended September 30, 2018 was primarily due to an increase in non-cash charges of $0.4 million for stock-based compensation and $0.3 million for lease related costs, an increase of $0.2 million for legal related costs, an increase of $0.1 million in salaries and benefits and an increase of $0.1 million for consulting related costs, which were offset by a decrease of $0.2 million in public company related costs.

Other income. Other income for the three and nine months ended September 30, 2018 and 2017 is solely comprised of interest income. Interest income for the three and nine months ended September 30, 2018 was $0.3 million and $0.6 million, respectively, and was primarily related to the interest earned on marketable securities. Interest income for the three and nine months ended September 30, 2017 was $0.1 million and $0.2 million, respectively, and was primarily related to the interest earned on marketable securities. The increase in interest income in the three and nine months ended September 30, 2018 was due to a higher average balance of marketable securities as a result of the receipt of proceeds primarily from our June 2017 and June 2018 public offerings.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities for the three months ended September 30, 2018 was a loss of $1.3 million, which was solely related to the change in the fair value of the November 2016 Warrants resulting from an increase in our stock price and expected stock price volatility. Change in fair value of warrant liabilities for the nine months ended September 30, 2018 was a gain of $3.8 million, which was solely related to the change in the fair value of the November 2016 Warrants resulting from a decrease in our stock price and expected stock price volatility. The change in the fair value of the warrant liabilities for the three and nine months ended September 30, 2017 was a loss of $5.8 million and $11.5 million, respectively, and was solely related to the change in fair value of the November 2016 Warrants resulting from an increase in our stock price.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through September 30, 2018, we have financed our operations through proceeds received from private placements of convertible notes, common stock and/or warrants, the exercise of options and warrants, NIH grant funding and public offerings of securities. As of September 30, 2018, we had cash, cash equivalents and marketable securities totaling $71.3 million and an accumulated deficit of $96.6 million.

In August 2018, we issued and sold in an underwritten public offering an aggregate of 3,246,079 shares of our common stock at $12.50 per share, which included 246,079 shares pursuant to the exercise of an option to purchase additional shares granted to the underwriters in connection with the offering. The shares issued in this offering were registered under the Securities Act pursuant to our Registration Statement on Form S-3 (Registration No. 333-218399) that was declared effective by the SEC on June 12, 2017, which we refer to as the S-3 Registration Statement, and a prospectus supplement and base prospectus filed on August 9, 2018. The offering resulted in $38.0 million of net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by us.

In August 2017, we entered into a Controlled Equity Offering Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $50.0 million. We will pay Cantor a commission rate equal to 3.0% of the aggregate gross proceeds from each sale. Shares sold under the Sales Agreement will be offered and sold pursuant to the S-3 Registration Statement and a prospectus supplement and accompanying base prospectus that we filed with the SEC on August 18, 2017.  During the three months ended September 30, 2018, we did not sell any shares under the Sales Agreement.  During the nine months ended September 30, 2018, we sold an aggregate of 217,329 shares of our common stock under the Sales Agreement at a weighted average selling price of $15.42 per share, which resulted in $3.2 million of net proceeds. During the year ended December 31, 2017, we sold an aggregate of 252,443 shares of our common stock pursuant to the Sales Agreement at a weighted-average selling price of $15.55 per share, which resulted in $3.7 million of net proceeds.

In June 2017, we issued and sold in an underwritten public offering an aggregate of 3,269,219 shares of our common stock at $13.00 per share, which included 384,604 shares pursuant to the exercise of an option to purchase additional shares granted to the underwriters in connection with the offering. The shares issued in this offering were registered under the Securities Act pursuant to the S-3 Registration Statement. The offering resulted in $39.6 million of net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by us.

In November 2016, we entered into a definitive agreement with a group of accredited investors resulting in a private placement of 1,644,737 shares of our common stock and warrants to purchase 1,644,737 shares of common stock, which we refer to as the November 2016 Private Placement. These investors paid $9.12 for each share of common stock and warrant to purchase one share of common stock. The warrants will be exercisable beginning May 24, 2017 with a term of five years at an exercise price of $10.79. We completed the November 2016 Private Placement on November 23, 2016, resulting in approximately $15.0 million in gross proceeds. Net proceeds from this issuance after deducting placement agent fees and other offering-related expenses were $13.7 million.

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

Cash Flows

The following table summarizes sources and uses of cash for each of the periods presented (in thousands):

	For the Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(18,357)	$(12,640)
Net cash used in investing activities	(23,076)	(19,919)
Net cash provided by financing activities	41,171	39,664
Net (decrease) increase in cash, cash equivalents and restricted cash	$(262)	$7,105

Net cash used in operating activities. The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $18.4 million and $12.6 million during the nine months ended September 30, 2018 and 2017, respectively. The increase in cash used in operating activities for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 of $5.8 million was primarily due to an increase in prepaid expenses and other current assets of $0.4 million, an increase in other assets of $0.1 million, an increase of accounts payable of $0.6 million, which were offset by a decrease in the net loss of $8.8 million and accrued expenses of $0.8 million. In addition, there was an increase in the non-cash change in the fair value of the warrant liability of $15.3 million, an increase in non-cash stock-based compensation of $0.6 million, an increase in non-cash investment income of $0.4 million and an increase in non-cash depreciation of $0.1 million.

Net cash used in investing activities. Net cash used in investing activities was $23.1 million for the nine months ended September 30, 2018 and net cash provided by investing activities was $19.9 million for the nine months ended September 30, 2017. The cash used in investing activities of $23.1 million in the nine months ended September 30, 2018 was primarily the result of $28.8 million in proceeds from the sale of marketable securities, which was offset by $50.0 million for the purchase of marketable securities and $1.9 million for the purchase of property and equipment. The cash used in investing activities of $19.9 million for the nine months ended September 30, 2017 was mainly due to proceeds of $14.6 million from the sale of marketable securities, which was offset by $34.4 million for the purchase of marketable securities and $0.1 million for the purchase of property and equipment for the nine months ended September 30, 2017.

Net cash provided by financing activities. Net cash provided by financing activities was $41.2 million during the nine months ended September 30, 2018 compared to $39.7 million during the nine months ended September 30, 2017. The cash provided by financing activities in the nine months ended September 30, 2018 was primarily the result of $38.0 million of net proceeds from the August 2018 common stock offering and $3.2 million of net proceeds from our at-the-market offering program under the Sales Agreement. The cash provided by financing activities in the nine months ended September 30, 2017 was primarily the result of $39.6 million of net proceeds from the June 2017 common stock offering and $0.1 million of proceeds from the exercise of stock options.

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

We expect that our existing cash, cash equivalents and marketable securities as of September 30, 2018 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

Adequate additional funds may not be available to us on acceptable terms, or at all. We do not currently have any committed external source of funds. We have an effective shelf S-3 Registration Statement.  In August 2017, we entered into the Sales Agreement with Cantor pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $50.0 million.  Shares sold under the Sales Agreement will be offered and sold pursuant to the S-3 Registration Statement and a prospectus supplement and accompanying base prospectus that we filed with the SEC on August 18, 2017.  As of September 30, 2018, we had up to $59.6 million in securities available for future issuance under the S-3 Registration Statement, which included $42.7 million in shares issuable pursuant to the Sales Agreement with Cantor. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Additional debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interests of our stockholders.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at September 30, 2018, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating lease commitments	$4,868	$311	$1,129	$1,378	$2,050
Total	$4,868	$311	$1,129	$1,378	$2,050

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

In October 2017, we entered into a lease agreement for our new principal office and laboratory space. The initial term of the lease is 125 months beginning on June 1, 2018, the date we began occupying the new premises. Following an 11-month rent abatement period, we will be obligated to make monthly rent payments in the amount of approximately $35,000, which is subject to increase by approximately 3% annually for the first five years of the lease and by approximately 2.5% annually thereafter. The total lease payments due during the term of the lease are approximately $4.4 million. In addition, we are responsible under the lease for specified costs and charges, including certain operating expenses, utilities, taxes and insurance.

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

In September 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends ASC Topic 230, Statement of Cash Flows, and includes provisions intended to reduce diversity in practice and provides guidance on eight specific statements of cash flows classification issues. The new standard is effective for our annual period ending after December 15, 2017, and for annual and interim periods thereafter, with early adoption permitted. We adopted this standard as of January 1, 2018; however, the adoption of this standard did not have an impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the current leasing guidance and upon adoption, will require lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than twelve months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying assets not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The new standard is effective for our annual period beginning after December 15, 2018 and early adoption is permitted. We are currently evaluating the impact that the adoption of this standard may have on our consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation, and includes provisions intended to provide simplification of several aspects of accounting for nonemployee share-based payment transactions. The new standard is effective for us for the annual period beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than the date on which we adopted Topic 606. We elected early adoption of this standard as of September 30, 2018. The adoption of this standard has resulted in a de minimis impact on our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. Our cash, cash equivalents and marketable securities of $71.3 million as of September 30, 2018, consisted of cash, money market accounts and short-term marketable debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not be expected to have a material impact on the fair market value of our investment portfolio or on our financial condition or results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2018, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any material litigation.

Item 1A.	Risk Factors.

There have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2017 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2018.

Item 6.	Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment No. 1 to Lease Agreement between 35 Parkwood Realty LLC and Spring Bank Pharmaceuticals, Inc., dated August 10, 2018.

10.2	Spring Bank Pharmaceuticals, Inc. Amended and Restated Non-Employee Director Compensation Policy.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spring Bank Pharmaceuticals, Inc.

Date: October 25, 2018	By:	/s/ Jonathan Freve
Jonathan Freve
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)