Form 10-K
period 2018-12-31
Spring Bank Pharmaceuticals, Inc.
filed 2019-03-11
CIK 1566373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37718

Spring Bank Pharmaceuticals, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	52-2386345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
35 Parkwood Drive Hopkinton, MA	01748
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 473-5993

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 par value per share	The Nasdaq Stock Market LLC (Nasdaq Capital Market)
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 29, 2018, was approximately $128.9 million.

The number of shares of the registrant’s Common Stock outstanding as of March 7, 2019 was 16,436,895.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of Form 10-K will appear in the registrant's definitive proxy statement on Schedule 14A for the 2019 annual meeting of stockholders and are hereby incorporated by reference into this report.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. In some cases, forward-looking statements are identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goals,” “intend,” “likely,” “may,” “might,” “ongoing,” “objective,” “plan,” “potential,” “predict,” “project,” “seeks,” “should,” “strategy,” “target,” “will” and “would” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, such statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•	the design, success, cost and timing of our product development activities and future clinical trials;
•	our estimates regarding future expenses and needs for additional financing and our estimates regarding our research and development goals;
•	our financial performance and our ability to fund our operations and working capital requirements;
•	the timing of and our ability to obtain and maintain regulatory approvals for any of our product candidates;
•	whether our product candidates will satisfactorily demonstrate safety and efficacy to the FDA and other comparable regulatory organizations;
•	our analysis of top line results and other data derived from our clinical and pre-clinical trials;
•	our ability to identify and develop new product candidates;
•	our ability to protect and defend our intellectual property position and our reliance on third party licensors;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	market acceptance of our product candidates, the size and growth of those markets for our product candidates and any future product candidate we may seek to develop;
•	the potential for changes to current regulatory mandates requiring health insurance plans to cover treatments or adequately reimburse patients for treatments utilizing our product candidates;
•	our relationships with and the performance of our collaboration partners and their product candidates;
•	our ability to develop sales and marketing capabilities;
•	our ability to identify, recruit and retain key personnel;
•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act;
•	potential disruptions to our business; and
•	projections relating to our competitors in the industry.

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

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of a novel class of therapeutics for the treatment of viral infections, inflammatory diseases and certain cancers using our proprietary small molecule nucleotide platform. We design our compounds to selectively target and modulate the activity of specific proteins implicated in various disease states.  We are developing our lead product candidate, inarigivir soproxil, or inarigivir, for the treatment of chronic hepatitis B virus, or HBV. We have designed our antiviral product candidates, including inarigivir, to selectively activate within infected hepatic cells the cellular protein, retinoic acid-inducible gene 1 (RIG-I), to inhibit viral replication and to cause the induction of intracellular interferon signaling pathways for antiviral defense.  We believe that inarigivir, as a RIG-I agonist, could play an important role in antiviral therapy as a result of its dual mechanism of action that is designed to selectively modulate the body’s immune response and inhibit viral replication.  We are also developing additional product candidates, including our lead STING (STimulator of INterferon Genes) agonist product candidate, SB 11285, which is an immunotherapeutic agent for the potential treatment of selected cancers.

The following table summarizes the status of our development pipeline. We retain exclusive global commercial rights to all of our compounds.

Chronic HBV Program

Chronic HBV infection, which is defined by the presence of hepatitis B surface antigen, or HBsAg, for greater than six months, is a virus most commonly transmitted by contact with the blood or other bodily fluids of an infected person. Individuals with chronic HBV are at an increased risk of developing liver cancer, significant liver disease, or permanent scarring of the liver, leading to cirrhosis and liver failure. There is no approved cure for chronic HBV. Currently approved, standard of care therapies for the treatment of chronic HBV lack a broadly sustained response following the discontinuation of treatment and have significant limitations. Although treatment with pegylated interferon-a, or PEG-IFN- α, products can ultimately reduce the amount of HBV DNA, or viral load, in the body, this treatment only has a limited effect on the rate of loss or clearance of HBsAg. PEG-IFN- α products also have significant side effects, including flu-like symptoms and fever and, with long term use, can lead to suppression of the production of red and white blood cells, mood swings, depression, anxiety and other neuropsychiatric effects. Additionally, while nucleoside/tide analogue direct-acting oral antiviral agents such as entecavir (marketed by Bristol-Myers Squibb as Baraclude®), tenofovir disoproxil fumarate 300mg (TDF) (marketed by Gilead as Viread®), and tenofovir alafenamide 25mg (TAF) (marketed by Gilead as Vemlidy®), which we collectively refer to as “NUCs,” have demonstrated that they potently suppress HBV DNA, which generally we refer to as “viral suppression” or “virally-suppressed,” they generally only suppress the virus during treatment without providing significant levels of HBsAg loss or clearance.  Additionally, patients taking these NUCs likely require life-long treatment.

Experts and regulators have suggested that a “functional cure,” characterized as either the loss of HBsAg or complete suppression of HBV DNA production, both of which are sustained off therapy, should be the goal of any new curative HBV therapy. A functional cure for chronic HBV with a shorter, finite period of treatment could improve clinical prognosis with a reduction in the risks of cirrhosis and liver cancer.

Inarigivir Clinical Trial Strategy.  We are developing our lead product candidate, inarigivir, an orally-administered hepatic-selective immunomodulator, as a potential backbone in a combinatorial treatment for chronic HBV with the goal to accelerate and substantially increase chronic HBV functional cure rates in a simple, safe and selective manner.

ACHIEVE Trial.  We are currently evaluating inarigivir for the treatment of chronic HBV in a global Phase 2 multi-center clinical trial of inarigivir, which we refer to as the ACHIEVE trial.  The ACHIEVE trial is being conducted under our first clinical trial supply and collaboration with Gilead Sciences, Inc., or Gilead. Approximately 80 treatment-naive patients infected with chronic HBV have received doses of 25mg, 50mg, 100mg or 200mg of inarigivir or a placebo as a monotherapy administered daily for 12 weeks, followed by all patients receiving a sequential dose of Viread for 12 weeks. The active-placebo randomization schedule was 4:1 in the inarigivir monotherapy dosing period.

In the first three cohorts (25mg, 50mg and 100mg) of the ACHIEVE trial, 13 of 47 patients (28%) had a 0.5 log10 or greater reduction in HBsAg.  Of these 13 responder patients, six were HBeAg-negative (-) patients and seven were HBeAg-positive (+) patients.  Additionally, we have observed a dose dependent response of inarigivir on HBV DNA and HBV RNA over the first three cohorts.  To date, inarigivir has been well tolerated in the ACHIEVE trial, with no inarigivir-related serious adverse events observed, and no flu-like symptoms or other interferon-like side effects.

All patients in the final 200mg cohort of the ACHIEVE trial have completed dosing of Viread and top-line results from the final 200mg cohort will be presented at The International Liver Congress, the Annual Meeting of the European Association for the Study of the Liver (EASL) in April 2019.

Gilead Collaboration.  In July 2017, we entered into our second clinical trial collaboration agreement with Gilead under which Gilead is funding and conducting a Phase 2 clinical trial examining the co-administration of inarigivir and Vemlidy in patients infected with chronic HBV.  This clinical trial collaboration was expanded in August 2018 to include two additional cohorts. In the first cohort of this Phase 2 trial, treatment-naive patients received 12 weeks of combination therapy with inarigivir 50mg and Vemlidy, while in the second cohort treatment-naive patients are receiving 12 weeks of combination therapy with inarigivir 200mg and Vemlidy. In a third cohort, Gilead is evaluating the administration of inarigivir 100mg in virally-suppressed patients who are already are and continue to be treated with a NUC.  While we have approved the protocol for this trial under a joint steering committee, Gilead is conducting this trial at their own expense.

CATALYST Trials.  We plan to initiate in the first half of 2019 two major Phase 2 global trials examining the administration of inarigivir 400mg in different patient populations and under different dosing regimens.  We anticipate that the first global trial will be conducted in Asia and the U.S. and will evaluate non-cirrhotic, treatment-naïve HBeAg positive and negative patients infected with chronic HBV who receive inarigivir 400mg as both(i) monotherapy for 12 weeks followed by the sequential treatment of Vemlidy for 12 weeks, and (ii) in combination with Vemlidy for 24 weeks.  We refer to this trial as the CATALYST 1 trial.  Pre-defined responder patients at week 24 will continue to receive inarigivir 400mg and Vemlidy for up to an additional 24 weeks to determine if they are able to achieve a functional cure.

Concurrent with the CATALYST 1 trial, we plan to initiate a separate trial, which we refer to as the CATALYST 2 trial, in the United Kingdom and Canada examining the use of inarigivir 400mg in non-cirrhotic, virally-suppressed patients currently on a NUC (i) following the cessation of treatment with a NUC, which we refer to as “Stop and Shock” treatment, and (ii) with the continued dosing of a NUC, which we refer to as “Suppress and Shock” treatment.  Under the “Stop and Shock” treatment, patients will receive inarigivir 400mg for 24 weeks and then stop all treatment to evaluate for loss of HBsAg or sustained viral suppression over time, up to 18 months.  Under the “Suppress and Shock” treatment, patients will receive inarigivir 400mg, in addition to their current NUC treatment, for a period of 24-48 weeks, and again stop all treatment with a follow up to see if there is either loss of HBsAg or sustained viral suppression off treatment. Pending preliminary results from the CATALYST studies, we plan to conduct a separate “Suppress and Shock” trial in the United States and the European Union, potentially in the second half of 2019.  This trial could evaluate the efficacy of inarigivir 400mg over the course of 48 weeks in virally-suppressed patients when compared to the use of a NUC alone.

The CATALYST trial designs allow for evaluation of the likelihood of functional cure and have the potential ability to define the design of Phase 3 trials to allow for a regulatory strategy for the co-administration of inarigivir with a NUC and inarigivir monotherapy in selected chronic HBV patient populations. The ability to continue treatment for up to 48 weeks and the stopping of treatment with follow up to look for sustained response will define whether inarigivir, when combined with a NUC alone or as a finite monotherapy in “Stop and Shock,” is adequate in either treatment-naïve or virally-suppressed patient populations.

We anticipate reporting interim top-line results from the CATALYST trials throughout 2020 and into 2021.

Fixed-Dose Combination (SB 9225).  We are also pursuing the development of SB 9225, a co-formulation of inarigivir with tenofovir disoproxil fumarate, as a potential fixed-dose combination product for the treatment of patients with chronic HBV.   We have conducted early development work that indicates compatibility of inarigivir with Viread in the same formulation.  We have conducted additional formulation development work for SB 9225 and successfully manufactured initial quantities of SB 9225.  The introduction of SB 9225, if approved, could potentially result in enhanced patient compliance and allow for a more favorable safety profile.  Subject to the results of our Phase 2 inarigivir trials, we could be in a position to initiate a Phase 3 program for SB 9225 in the United States, Europe and Asia in 2020.

Inarigivir Strategic Collaborations.  The treatment of chronic HBV is complex and heterogenous, and we believe that any curative treatment will require a combinatorial approach.  Although our initial approach has been to evaluate inarigivir in combination with NUCs (see “Gilead Collaboration” above), we have explored pre-clinical studies of inarigivir with novel drugs with different pharmacological mechanisms of action than a NUC. Accordingly, we intend to enter into additional collaborations to develop inarigivir with products or product candidates that have different pharmacological mechanisms of action than inarigivir or a NUC.  Specifically, we are considering novel combination opportunities for inarigivir, including combination with siRNA compounds, core protein allosteric modifiers (CpAMs) and toll-like receptor 8 (TLR8) or programmed cell death protein 1 (PD-1) inhibitors.  We anticipate that inarigivir, together with a NUC, will be included in at least one “triple combination” clinical trial with a siRNA compound or a different mechanism in 2019.

Immuno-Oncology Program

We have identified multiple STING agonist compounds as potential immunotherapeutic agents for the treatment of selected cancers. Recent published scientific literature indicates that the activation of the STING pathway can result in the induction of cellular interferons and cytokines and promote a strong anti-tumor response through the induction of innate and adaptive immune responses. We believe that the distinctive chemistry that we use to develop our STING agonists allows for conjugation with other therapeutic modalities, including but not limited to nanoparticle formulation and antibody drug conjugates, or ADCs, for targeted delivery and potential for improved tolerability, safety and efficacy.

We are developing our lead STING agonist product candidate, SB 11285, as a second-generation immunotherapeutic agent for the treatment of selected cancers. In our preclinical studies in multiple tumor-derived cell lines, SB 11285 has been observed to cause the induction of cytokines consistent with engagement of the STING target, as well as cell death and apoptosis.  Based on our preclinical studies performed to date, SB 11285 has reduced tumor volumes in multiple rodent tumor models when administered intravenously or intratumorally.  These findings lead us to believe that SB 11285 has the potential to be administered clinically by either route of administration, and that SB 11285 may be used to target a variety of tumors at various anatomic sites and, if approved, has the potential to be used in combination with other therapeutic modalities to enhance efficacy.

We are currently advancing the SB 11285 program with preclinical, toxicology, and process development efforts. Subject to the results of these preclinical studies, we anticipate that we will submit an investigational new drug application, or IND, for SB 11285 in the second quarter of 2019, and, if approved, initiate a Phase 1/2 clinical trial in cancer later in 2019. SB 11285 could be the first intravenously-administered STING agonist product candidate to enter clinical development.

Intellectual Property Estate

As of December 31, 2018, we had a global intellectual property portfolio consisting of 70 issued patents worldwide and hold multiple patent applications directed to our lead product candidate, together with trade secrets and know-how. As of December 31, 2018, we held one U.S. patent, one European patent and multiple other foreign patents with claims covering the composition of matter of inarigivir that begin to expire in December 2026 and a second U.S. patent with claims covering the composition of matter of inarigivir that expires in June 2030, in each case, without considering any potential patent term adjustments or extensions. We hold U.S. and international patent applications with claims covering the composition of matter of SB 11285. If any of these SB 11285 patent applications are issued, the patents would begin to expire in 2037, without considering any potential patent term adjustments or extensions.

Our Technology

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

We design our compounds to modulate the interaction between nucleotides or nucleic acids and proteins. Because our compounds resemble naturally occurring nucleotides and nucleic acids in the body, we believe they can be more efficient in modulating the interactions with proteins through higher selectivity than traditional small molecule approaches.

We have focused our research on the optimization of our novel compounds with favorable drug attributes using various approaches including rational drug design, combinatorial chemistry, structural biology and phenotypic screening approaches. By making specific structural modifications to our compounds, we enable them to bind to targets in the diseased tissues with high affinity and selectivity.

Unlike other nucleic acid-based approaches that act by inhibiting specific protein expression through downregulation of messenger RNA, such as RNA interference, compounds act directly on proteins and therefore can be used to either upregulate or downregulate the activities of the proteins that play a role in disease processes. We have designed inarigivir to bind selectively to and activate RIG-I, a protein that is involved in the activation of the body’s immune response to foreign pathogens.

Some distinguishing features of compounds within our platform include:

•

Novel mechanisms of action. Inarigivir and our other novel compounds are designed to inhibit viral replication through two mechanisms:(i) a direct acting anti-viral (DAA) mechanism where inarigivir acts a non-nucleotide reverse transcriptase inhibitor (NNRTI) to inhibit the interaction of pre-genomic RNA, or pgRNA, and HBV DNA polymerase within the replication complex; and (ii) binding to RIG-I with activation within the hepatocyte of the innate immune response through production of natural immunomodulatory cytokines, including type I and II interferons. Viruses have evolved mechanisms to block the protective effects of interferon production. Our compounds are designed to restore interferon production in infected cells. In the case of chronic HBV, we believe that induction of the innate immune response is required for loss or clearance of HBsAg and the achievement of a functional cure.

•

Multiple routes of delivery, including oral administration. Because our novel compounds have small molecule characteristics, they can be delivered orally. Additionally, our compounds potentially may be delivered intravenously and through intra-nasal and inhalation delivery, depending on the target disease. We believe that the versatility of our compounds may allow us to design compounds that use the optimal delivery approach for the target disease.

•

Potential to treat a broad range of viral, inflammatory and oncological diseases. We design our compounds to selectively target certain proteins whose presence or activity contributes to disease severity or causes the underlying disease. We believe that this approach is potentially applicable to a broad range of viral, inflammatory and oncological diseases.

•

Selective immune response. Certain of our compounds are designed to trigger a specific immune response in virally infected cells.  To date, we have not observed a nonspecific, extra-hepatic immune response in our completed preclinical and clinical trials of inarigivir. Our STING agonists are designed to activate immune cells for efficient immune-mediated anti-tumor response.

•

Potential for use in combination with other antiviral agents. Because our compounds are designed to act by an immunomodulatory function, we believe they may be developed for use in combination with other antiviral agents that act against viral disease by different mechanisms of action.

Our HBV Program

We have two compounds in development for the treatment of chronic HBV, including our lead product candidate inarigivir. We have designed our HBV product candidates to selectively activate within infected hepatic cells the cellular protein, RIG-I, to inhibit viral replication and to cause the induction of intracellular interferon signaling pathways for antiviral defense.

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

Inarigivir is designed to inhibit viral replication through two mechanisms:(i) a direct acting anti-viral (DAA) mechanism where inarigivir acts a non-nucleotide reverse transcriptase inhibitor (NNRTI) to inhibit the interaction of pgRNA and HBV DNA polymerase within the replication complex; and (ii) binding to RIG-I with activation within the hepatocyte of the innate immune response through production of natural immunomodulatory cytokines, including type 1 and II interferons.  Given these novel host-targeted mechanisms of action of inarigivir and its potential ability to cause the loss or clearance of HBsAg, we plan to develop inarigivir primarily in combination with currently marketed and investigational direct-acting oral antiviral agents or other treatments with differing mechanisms of action.

We have not yet submitted an IND application to the United States Food and Drug Administration, or FDA, and may not conduct any clinical trial for inarigivir in the United States until we submit an IND to the FDA. We intend to submit an IND to the FDA for inarigivir in 2019.

Current Standard of Care for Chronic HBV Lacks a Sustained Response

There is no approved cure for chronic HBV. The current standard of care treatments for chronic HBV include PEG-IFN-a products and direct-acting oral antiviral agents, which we refer to as NUCs.

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

Direct-acting oral antiviral agents for chronic HBV, such as Baraclude, Viread and Vemlidy, have demonstrated they suppress viral replication. These direct-acting oral antiviral agents are potent suppressors of HBV DNA, but generally only suppress the virus during treatment without providing significant loss or clearance of HBsAg, and patients taking these antiviral agents require potentially life-long treatment.

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

There is a significant unmet need for a chronic HBV treatment that can be administered orally with a favorable safety profile. We believe that the immunomodulatory activity of inarigivir could become a key component of a future combinatorial treatment for patients infected with chronic HBV, potentially increasing the percentage of chronic HBV patients who achieve a functional cure.  Specifically, a functional cure with a shorter, finite period of treatment could improve clinical prognosis with a reduction in the risks of cirrhosis and liver cancer.

Early Decline in HBsAg at Week 12 Represents a Key Predictor of Response and Eventual Loss of HBsAg for Interferon and Perhaps Other Immunomodulators in HBV. Reduction in HBsAg following 12 weeks of treatment, either with monotherapy PEG-IFN-a or the combination of PEG-IFN-a with a direct-acting oral antiviral agent, has been reported by researchers as a predictive biomarker of response and eventual loss of HBsAg in patients with chronic HBV.

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

Based on the reported findings and inarigivir’s observed ability to induce intracellular interferon signaling pathways, we believe that our assessments of HBsAg decline at Week 12 in our ACHIEVE clinical trial and the clinical trial that Gilead is conducting may be indicative of inarigivir’s ability to cause the loss or clearance of HBsAg in treated patients following a longer duration of treatment.

Novel biomarkers that measure the initial production of pgRNA from covalently closed circular DNA, or cccDNA, such as serum HBV RNA, are emerging as important early serum predictors of inhibition of viral replication and may help guide combination strategies for clinical trial development and regulatory pathways.  Multiple companies developing drug candidates, including siRNAs targeting HBV and HBV-specific capsid inhibitors, are exploring the utility of this novel biomarker.  HBV RNA is a secondary endpoint in our ACHIEVE trial to enable us to evaluate its utility as a predictor for HBsAg loss.

Clinical Development of Inarigivir

Inarigivir is being evaluated for the treatment of chronic HBV in multiple worldwide clinical trials.  Based on the preclinical and clinical data we have generated to date, as well as the safety demonstrated in our Phase 1 clinical trial of inarigivir in patients with hepatitis C virus, or HCV, we believe inarigivir may induce an antiviral immune response during chronic HBV infection and cause loss or clearance of HBsAg without the side effects associated with PEG-IFN-a products. We believe that by reducing HBsAg, inarigivir has the potential to provide a functional cure for chronic HBV patients when used in combination with other antiviral agents, thus leading to a finite and shorter duration of treatment.

ACHIEVE Trial.  In 2016, we initiated the ACHIEVE trial in patients with chronic HBV to explore the use of inarigivir as a monotherapy for 12 weeks, followed by treatment with Viread for 12 weeks, in a clinical trial collaboration with Gilead. We conducted the ACHIEVE multi-center clinical trial of inarigivir in Canada, Hong Kong, Korea and Taiwan to enable us to select appropriate dose level(s) to move forward into additional clinical trials and to provide us with the necessary safety and efficacy data to study the combined use of inarigivir and Viread.  The ACHIEVE trial is a randomized, placebo-controlled, multiple ascending dose trial in up to 100 non-cirrhotic patients infected with chronic HBV using doses of 25mg, 50mg, 100mg and 200mg of inarigivir as a monotherapy administered daily for 12 weeks. Following this treatment, all patients will receive treatment with Viread as a monotherapy for 12 weeks. Patients will be sequentially enrolled into one of the four dose cohorts and randomized between an inarigivir dose group or placebo on a 4:1 basis. Patients will be stratified based on HBeAg (+/-) status. HBeAg is a non-structural protein which is secreted by the virus and whose presence in blood, or HBeAg(+), is indicative of wild type or non-mutated virus with high levels of viral replication. The loss of HBeAg occurs secondary to mutations in the virus and results in a patient becoming HBeAg(-) with a resulting lower level of actively replicating virus. The primary endpoints of the ACHIEVE trial are safety and antiviral activity, as measured by the change in HBV DNA at week 12 from baseline. Multiple exploratory secondary endpoints include reduction or loss of HBsAg, HBeAg and HBV RNA.

In the first three cohorts (25mg, 50mg and 100mg) of the ACHIEVE trial, 13 of 47 patients (28%) had a 0.5 log10 or greater reduction in HBsAg.  Of these 13 responder patients, six were HBeAg-negative (-) patients and seven were HBeAg-positive (+) patients.  Additionally, we observed a dose dependent response of inarigivir on HBV DNA and HBV RNA, and of the 16 HBeAg-negative patients who had detectable HBV RNA at baseline, nine had undetectable HBV RNA at the end of the 12-week monotherapy dosing regimen.  Blood levels of HBsAg and HBV RNA are generally viewed as biomarkers for the presence of active cccDNA, which is the major reservoir for chronic HBV and the template for viral replication.  Accordingly, reductions in HBsAg and HBV RNA have been associated with clearance of ccc DNA.  Inarigivir responses have been proportional to the baseline HBsAg level and we believe are reflective of the mechanism of action of inarigivir as an immunomodulator. Baseline HBsAg level < 10,000 IU (4log10) remains the strongest predictor of response to inarigivir across all cohorts for HBV DNA and HBV RNA reductions irrespective of HBeAg status.  This response is consistent with the known role of HBsAg as a down regulator of the host immune response to HBV. To date, inarigivir has been well tolerated in the ACHIEVE trial, with no inarigivir-related serious adverse events observed. Treatment-emergent adverse events have ranged from mild to moderate in severity, with no flu-like symptoms or other interferon-like side effects.  One clinical serious adverse event of knee pain likely unrelated to inarigivir and one biochemical event of a transient, non-sustained Grade 3 hypertryglyceridemia were observed.

All patients in the final 200mg cohort of the ACHIEVE trial have completed dosing of Viread and top-line results from the final 200mg cohort will be presented at The International Liver Congress, the Annual Meeting of the European Association for the Study of the Liver (EASL) in April 2019.

Gilead Clinical Trial Supply and Collaboration Agreement.  In July 2017, we entered into our second collaboration agreement with Gilead, which was amended in August 2018 to expand the collaboration.  Under this clinical trial supply and collaboration agreement, Gilead is funding and conducting a Phase 2 clinical trial examining (i) the co-administration of inarigivir and Vemlidy and (ii) the evaluation of inarigivir in chronic HBV patients whose viral load is suppressed.  In the first cohort, 30 treatment-naive patients infected with chronic HBV received 12 weeks of combination therapy with inarigivir 50mg and Vemlidy. In the second cohort, up to 30 treatment-naive patients infected with chronic HBV are receiving 12 weeks of combination therapy with inarigivir 200mg and Vemlidy.  All patients in the first two cohorts will also receive Vemlidy as a monotherapy for 36 weeks. In a third cohort, Gilead is evaluating the administration of inarigivir 100mg in chronic HBV patients whose viral load is suppressed and who are already being treated with a NUC.

CATALYST 1 and CATALYST 2 Trials.  We plan to initiate in the first half of 2019 two major Phase 2 global trials examining the administration of inarigivir 400mg in different patient populations and under different dosing regimens.

We anticipate that the first global trial, the CATALYST 1 trial, will be conducted in Asia and the U.S. and will evaluate in up to 60 treatment-naïve HBeAg positive and negative patients.  Under this response-guided trial, patients will be randomly assigned to one of the following three arms: (i) 20 patients will receive inarigivir 400mg monotherapy daily for 12 weeks followed by the sequential treatment of Vemlidy for 12 weeks; (ii) 20 patients will receive inarigivir 400mg monotherapy three times per week for 12 weeks followed by the sequential treatment of Vemlidy for 12 weeks; and (iii) 30 patients will receive inarigivir 400mg in combination with Vemlidy for 24 weeks.  Pre-defined responder patients at week 24 will continue to receive inarigivir 400mg and Vemlidy for up to an additional 24 weeks to determine if they are able to achieve a functional cure.

Concurrent with the CATALYST 1 trial, we plan to initiate the CATALYST 2 trial in the United Kingdom and Canada examining the use of inarigivir 400mg.  We anticipate that this trial will evaluate up to 60 virally-suppressed patients currently on a NUC (i) following the cessation of treatment with a NUC, which we refer to as “Stop and Shock” treatment, and (ii) with the continued dosing of a NUC, which we refer to as “Suppress and Shock” treatment.  Under the “Stop and Shock” treatment, 20 patients will receive inarigivir 400mg for 24 weeks and then stop all treatment to evaluate for loss of HBsAg or sustained viral suppression over time, up to 18 months.  Under the response-guided “Suppress and Shock” treatment, 40 patients will receive inarigivir 400mg, in addition to their current NUC treatment, for a period of 24-48 weeks, and again stop all treatment with a follow up to see if there is either loss of HBsAg or sustained viral suppression off treatment. The CATALYST 2 trial will include specialized fine needle aspirations of the liver to evaluate intra-hepatic immune responses.

Pending preliminary results from the CATALYST studies, we plan to conduct a separate “Suppress and Shock” trial in the United States and the European Union, potentially in the second half of 2019.  This trial could evaluate the efficacy of inarigivir 400mg over the course of 48 weeks in virally-suppressed patients when compared to the use of a NUC alone.

The CATALYST trial designs allow for evaluation of the likelihood of functional cure and have the potential ability to define the design of Phase 3 trials to allow for a regulatory strategy for the co-administration of inarigivir with a NUC and inarigivir monotherapy in selected chronic HBV patient populations. The ability to continue treatment for up to 48 weeks and the stopping of treatment with follow up to look for sustained response will define whether inarigivir, when combined with a NUC alone or as a finite monotherapy in “Stop and Shock,” is adequate in either treatment-naïve or virally-suppressed patient populations.

We anticipate reporting interim top-line results from the CATALYST trials throughout 2020 and into 2021.

Liver Biopsy Study.  We plan to conduct a single center study in Singapore to evaluate the intra-hepatic activation of the immune response by inarigivir and to correlate immunology findings with the effect on HBV intra-hepatic virology, in particular cccDNA. In this study, eight virally-suppressed patients with chronic HBV will receive inarigivir 400mg daily to three times a week and have liver biopsies before treatment and at week six on treatment. Liver biopsies will undergo specialized immunology and virology studies to correlate and confirm the intra-hepatic mechanism of action on both immune function and HBV replication. We anticipate reporting initial results from this study in late 2019.

Other Development Efforts for Chronic HBV

SB 9225 Fixed-Dose Combination.  We are also pursuing the development of SB 9225, a co-formulation of inarigivir with tenofovir disoproxil fumarate, as a potential fixed-dose combination product for the treatment of patients with chronic HBV. We have conducted early development work that indicates compatibility of inarigivir with Viread in the same formulation. We have conducted additional formulation development work for SB 9225 and successfully manufactured initial quantities of SB 9225.  The introduction of SB 9225, if approved, could potentially result in enhanced patient compliance and allow for a more favorable safety profile. Subject to the results of our Phase 2 inarigivir trials, we could be in a position to initiate a Phase 3 program for SB 9225 in the United States, Europe and Asia in 2020.

HBx Antisense Program.  Recent scientific literature has established the important role of the HBx gene in the life cycle of the Hepatitis B virus and in the development of hepatocellular carcinoma (HCC) and identified HBx as a promising target for the treatment of HBV. We are developing novel antisense oligonucleotide compounds to block HBx expression in HBV patients.  We are evaluating these compounds to assess their potential as product candidates.

Other Strategic Initiatives for Chronic HBV

The treatment of chronic HBV is complex and heterogenous, and we believe that any curative treatment will require a combinatorial approach. Although our initial approach has been to evaluate inarigivir in combination with NUCs (see “Gilead Clinical Trial and Supply Collaboration Agreement” above), we have explored pre-clinical studies of inarigivir with novel drugs with different pharmacological mechanisms of action than a NUC.   Accordingly, we intend to enter into additional clinical collaborations with others to develop inarigivir with products or product candidates that have different pharmacological mechanisms of action than inarigivir or NUCs. Specifically, we are considering novel combination opportunities for inarigivir, including combination with siRNA compounds and CpAMs and TLR8 or PD-1 inhibitors.  We anticipate that inarigivir, together with a NUC, will be included in at least one “triple combination” clinical trial with a siRNA compound or a different mechanism in 2019.

Immuno-Oncology Program

In addition to our HBV clinical program, we are also developing multiple compounds for the potential treatment of selected cancers.

STING Agonist Program

We have developed multiple STING agonist compounds, which are differentiated cyclic dinucleotides, as potential immunotherapeutic agents for the treatment of selected cancers. Immunotherapy has emerged in recent years as a transformative approach for the treatment of cancer because the induction of interferons and interferon-stimulated genes in tumor cells and within the tumor microenvironment is essential for modulating the host-immune response and inducing apoptosis of tumor cells. Recent published scientific literature indicates that the activation of the STING pathway can result in the induction of cellular interferons and cytokines and promote a strong anti-tumor response through the induction of innate and adaptive immune responses.

SB 11285.  We are developing our lead STING agonist product candidate, SB 11285, as a second-generation immunotherapeutic agent for the treatment of selected cancers. In our preclinical studies in multiple tumor-derived cell lines, SB 11285 has been observed to cause the induction of cytokines consistent with engagement of the STING target, as well as cell death and apoptosis.  Based on our preclinical studies performed to date, SB 11285 has demonstrated efficacy in multiple syngeneic rodent tumor models when administered intravenously or intratumorally.  These findings lead us to believe that SB 11285 has the potential to be administered clinically by either route of administration and enables SB 11285 to target a variety of tumors at various anatomic sites.

We are currently advancing the SB 11285 program with preclinical, toxicology, and process development efforts. We anticipate that we will submit an IND for SB 11285 in the second quarter of 2019, and, if approved, initiate a Phase 1/2 clinical trial in cancer later in 2019.  SB 11285 could be the first intravenously-administered STING agonist product candidate to enter clinical development.

Combination of STING Agonists with New Therapeutic Modalities.  We believe the chemistry used to develop our STING agonists also allows for site-specific conjugation to other therapeutic modalities including antibodies to form antibody drug conjugates, or ADCs. The formulation of our STING agonists in combination with an antibody to form an ADC could provide targeted delivery to the tumor via a bio-reversible linker that is designed to release the STING agonist  at the tumor site. We are also developing a nanoparticle formulation for systemic delivery of our STING agonists. In in vitro studies involving the use of a nanoparticle formulation of SB 11285, we have observed potent STING agonist activity. Both of these approaches may distinguish the profile and widen the therapeutic index of SB 11285 by enabling its delivery  to the target cells to effect tumor clearance.

RIG-I Agonist Program

Spring Bank is building upon its expertise and experience in discovering and developing inarigivir, a RIG-I agonist, to discover and develop new novel RIG-I agonists specifically for potential oncology indications.

Other Early Research &Development Programs

STING Antagonist Program

In addition to our pipeline of antiviral and immune-oncology product candidates, we plan to explore the use of novel STING antagonist compounds for the treatment of certain autoimmune and inflammatory diseases. Our STING antagonists are designed to block aberrant STING-dependent signaling that contribute to inflammatory diseases.  We are optimizing  different structural classes to develop lead compounds for autoimmune and inflammatory diseases.

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

We have devoted considerable effort and resources to build a substantial patent estate designed to provide multiple levels of protection for our product candidates. As of December 31, 2018, we licensed two and owned more than 20 patent families. These patent families include nearly 200 patents and patent applications worldwide, including 12 patents and 38 patent applications in the United States and 58 patents and 90 patent applications outside the United States. Of these patents, four U.S. patents and five patents outside of the United States are subject to our license with BioHEP Technologies Ltd., or BioHEP. The licensed families include the active ingredient in inarigivir, i.e., SB 9000, and methods of assembling libraries of our compounds. Our patents and patent applications include protection for:

•	compositions of matter for our compounds;
•	processes for synthesizing and manufacturing our compounds;
•	methods of using our compounds to treat or prevent disorders such as microbial infections, including dosage forms and formulations and methods relating to course of treatment; and
•	methods of assembling libraries of our compounds.

With respect to inarigivir, as of December 31, 2018, we held one U.S. patent with claims covering the composition of matter of inarigivir specifically, pharmaceutical compositions, methods of treating HBV and methods of preparing inarigivir. This patent is expected to expire in December 2026, without considering any potential patent term extensions. As of December 31, 2018, we also held one U.S. patent covering the composition of matter of inarigivir generically, methods of treating HBV, including combination therapy with other agents and treatment of resistant strains of HBV. With patent term adjustment, this patent is expected to expire in June 2030, without considering any potential patent term extensions. This patent has been granted in the European Patent Office and has been nationalized in all the major countries in Europe. These nationalized patents, when issued, are expected to begin to expire in December 2026. We hold patents that have been granted in China, Japan and Korea with claims covering the active ingredient in inarigivir, and methods of using this compound. These patents are expected to begin to expire in 2022. We also hold patent applications that cover methods of using inarigivir, including in viral infections such as HBV and HCV. These patent applications, if issued, will begin to expire in 2031. In addition, we hold patent applications with claims covering the composition of matter of inarigivir generically and specifically in China, Europe, Hong Kong and India, which, if issued, are expected to begin to expire in December 2026.

We hold U.S. and foreign patent applications, which include methods of using inarigivir in various diseases, including certain resistant strains of infections such as HBV and HCV. If these patent applications are issued, the patents would be expected to begin to expire in 2037, without considering any potential patent term extensions.

We hold U.S. provisional patent applications, international (PCT) patent applications, and foreign patent applications which include claims to compositions of matter and various methods of using our STING agonists, including SB 11285, in oncology. If any of these patent applications are issued, the patents would be expected to begin to expire in 2037, without considering any potential patent term adjustments or extensions.

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

Under the terms of the original license agreement, we issued to BioHEP 12,500 shares of our common stock and 1,000,000 shares of our series A preferred stock, which shares of Series A preferred stock were converted into 250,000 shares of our common stock in connection with our initial public offering in May 2016. In connection with entering into the amended license agreement, we issued to BioHEP an additional 125,000 shares of our common stock and issued to BioHEP a warrant to purchase an additional 125,000 shares of our common stock at a purchase price of $16.00 per share, which warrant expired unexercised on August 1, 2018. Under the license agreement, BioHEP is eligible to receive up to $3.5 million in development and regulatory milestone payments for disease(s) caused by each distinct virus for which we develop licensed product(s). BioHEP is also eligible to receive tiered royalties in the low-to-mid single-digits on net product sales of licensed products by us and our affiliates and sublicensees, and a specified share of non-royalty sublicensing revenues we and our affiliates receive from sublicensees, which share of sublicensing revenues is capped at a maximum aggregate of $2.0 million under all such sublicenses.

BioHEP’s royalty rights generally extend on a licensed product-by-licensed product and country-by-country basis until the expiration of the last-to-expire of the BioHEP patent rights licensed to us or of patent rights claiming specified improvements that we own that cover the licensed product in the applicable country.

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

Manufacturing

We do not currently own or operate manufacturing facilities for production of preclinical, clinical or commercial quantities of any of our compounds or their components. To date, we have only manufactured supplies of drug substance for use in our preclinical studies at our own facilities and have contracted with several third-party contract manufacturing organizations for the supply of drug substance and finished product to meet our needs for preclinical testing, including toxicology studies and clinical trials. We believe that each of these suppliers has sufficient capacity to meet our needs, and that adequate alternative sources exist. We typically order drug substance and clinical trial supplies on a work order basis and do not enter into long-term dedicated capacity or minimum supply arrangements. However, there is a risk that, if supplies are interrupted, it would materially harm our business.

In the ordinary course of our business, we explore additional sources of supply and believe that we will have additional manufacturer(s) in place in the future for the manufacture of clinical drug supply and the commercial manufacture of inarigivir. If the supply of drug substance is insufficient to complete our trials or we are unable to obtain alternative sources of supply on favorable terms, on a timely basis or at all, our business may be adversely affected. We expect to continue to rely on third-party contract manufacturing organizations for the supply of drug substance and clinical trial supplies for our compounds for the foreseeable future.

Manufacturing is subject to extensive regulation that imposes various procedural and documentation requirements that govern record keeping, manufacturing processes and controls, personnel, quality control and quality assurance. We are reliant on our contract manufacturers to comply with these requirements, including manufacturing our compounds for use in clinical trials under current Good Manufacturing Practice, or cGMP, conditions. cGMP is a regulatory standard for the production of pharmaceuticals intended for use in humans.

Sales and Marketing

Given our stage of development, we have not yet established a commercial organization or distribution capabilities, nor have we entered into any collaboration or co-promotion arrangements. We may build focused capabilities in the United States to commercialize development programs where we believe that the medical specialists for the indications are sufficiently concentrated to allow us to promote the product effectively with a targeted sales team. We could engage in strategic relationships with biotechnology and pharmaceutical companies to accelerate the development of our programs and/or realize greater value for our shareholders due to faster access to broader geographic markets or the pursuit of broader patient populations or indications.

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

FDA-approved treatments for patients with chronic HBV include PEG-IFN-a products, including Pegasys® (PEG-IFN a-2a), marketed by Genentech, Inc., and PEG-Intron® (PEG-IFN a-2b), marketed by Merck & Co., Inc., and oral antiviral agents such as the nucleoside analog Baraclude, marketed by Bristol-Myers Squibb Company, and the nucleotide analogs Viread and Vemlidy, marketed by Gilead. In addition, several pharmaceutical and biotechnology companies, including Alnylam Pharmaceuticals, Inc., Arbutus, Arrowhead, Assembly Biosciences, Inc., Gilead and Janssen Pharmaceuticals, Inc., are developing therapies with varying mechanisms of action to address chronic HBV, including non-nucleotide antivirals and non-interferon immune enhancers. We believe that instead of competing with certain of these therapies, inarigivir has the potential to be used as a complementary therapy to certain of the treatments identified above.

There are also FDA-approved vaccinations available for children and high-risk adults that protect against HBV. These vaccines are manufactured by Merck & Co., Inc., Dynavax and GlaxoSmithKline Plc and are widely available in the United States (and less available in certain parts of the world) and have limited side effects. Although the vaccines are effective against HBV in non-infected individuals, they do not reverse or cure the disease in people who have already contracted the virus.

Our STING agonist program will face significant competition from companies in the immuno-oncology subsector of the pharmaceutical and biotechnology industry.  We are aware that multiple large and small pharmaceutical companies, including Merck

& Co., Bristol-Myers Squibb Company and Novartis AG, as well as other companies such as Aduro Biotech, are actively developing potentially competitive products and technologies.

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

The key competitive factors affecting the success of inarigivir, SB 9225, SB 11285 and any other product candidates that we develop, if approved, are likely to be their efficacy, safety, convenience, price and the availability of reimbursement from government and other third-party payors.

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

The accelerated approval pathway is most often used in settings in which the course of a disease is long, and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of products for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit.

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

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementing regulations, as well as the Drug Supply Chain Security Act, or DSCA, which regulate the distribution and tracing of prescription drugs and prescription drug samples at the federal level and set minimum standards for the regulation of drug distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

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

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular drug candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states, and parallel trade, i.e., arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries.

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

Employees

As of February 28, 2019, we had 29 full-time permanent employees, of which 11 work in administration and operations and 18 work in research and development.  Sixteen of our 29 full-time permanent employees hold a Ph.D. or M.D. degree. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

 Corporate Information

We were incorporated under the laws of the Commonwealth of Massachusetts as Spring Bank Technologies, Inc. on October 7, 2002. On May 12, 2008, we filed a certificate of incorporation in the State of Delaware and changed our state of incorporation to Delaware and our name to Spring Bank Pharmaceuticals, Inc. Our principal executive offices are located at 35 Parkwood Drive, Hopkinton, MA 01748 and our telephone number is (508) 473-5993. Our website address is www.springbankpharm.com. The information contained in, or accessible through, our website does not constitute a part of this Annual Report on Form 10-K.  We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission.

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

We do not have any products approved by regulatory authorities for marketing and have not generated any revenue from product sales, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception. For the years ended December 31, 2018 and 2017, we reported a net loss of $22.9 million and $27.7 million, respectively. We had an accumulated deficit of $102.1 million at December 31, 2018.

We expect to continue to incur significant and increasing losses for the foreseeable future. We anticipate these losses to increase as our expenses increase, and we expect that our expenses will increase if and as we:

•

continue to develop and conduct clinical trials of our lead product candidate, inarigivir, including our ongoing Phase 2 ACHIEVE clinical trial and our upcoming Phase 2 CATALYST clinical trials of inarigivir for chronic HBV, which we refer to as the ACHIEVE trial and the CATALYST trials, respectively;

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

•	seek to identify and develop additional product candidates;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various products for which we may obtain marketing approval, if any;
•	require the manufacture and supply of larger quantities of product candidates for clinical development and potentially commercialization;
•	maintain, expand and protect our intellectual property portfolio;
•	hire and retain additional personnel, including clinical, quality control and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and
•	add equipment and physical infrastructure to support our research and development programs.

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

•	complete and submit applications to, and obtain regulatory approval from, regulatory authorities outside of the United States, or foreign regulatory authorities for our product candidates;
•	successfully commercialize any approved products;
•	manufacture or have manufactured commercial quantities of our products at acceptable cost levels;
•	develop a commercial organization capable of manufacturing, sales, marketing and distribution for any products we intend to commercialize using internal resources;
•	enter into arrangements with third parties to manufacture, market, sell and distribute our other approved products; and
•	obtain adequate pricing, coverage and reimbursement from third parties for any approved products, including government and private payors.

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

We intend to expend a significant amount of our limited resources on the development of our sole clinical stage product candidate, inarigivir, for chronic HBV, and may fail to capitalize on other technologies, product candidates or other indications that may be more profitable or for which there is a greater likelihood of success.

We are focusing a significant amount of our resources on the development of inarigivir, which concentrates the risk of product failure on one product candidate. Inarigivir may prove to be unsafe or ineffective. Because of this concentration of resources, we may forego or delay development of other technologies, product candidates or other indications that later prove to have greater commercial potential.

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

We plan to continue to use our existing cash, cash equivalents and marketable securities to continue development of our product candidates, particularly inarigivir, SB 11285 and SB 9225. We expect that our cash, cash equivalents and marketable securities as of December 31, 2018 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2021.

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

We have based our capital expenditure estimates on assumptions that may prove to be wrong, and we could deploy our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	initiation, progress, timing, costs and results of clinical trials evaluating inarigivir and SB 9225;
•	initiation, progress, timing, costs and results of preclinical studies and, if applicable, clinical trials of SB 11285;

•	initiation, progress, timing, costs and results of preclinical studies and clinical trials of any other product candidates we may develop;
•	our obligation to make royalty and non-royalty sublicense payments to third-party licensors under our licensing agreements;
•	the timing, receipt, and amount of milestone payments or royalties, if any, from inarigivir, SB 11285, SB 9225 or any of our other product candidates;
•	the number and characteristics of product candidates that we discover or in-license and develop;
•

the outcome, timing and cost of seeking regulatory review by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those we currently expect;

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

We have an effective shelf registration statement on Form S-3 (Registration No. 333-218399), or the S-3 Registration Statement, on file with the Securities and Exchange Commission pursuant to which we may, from time to time, sell up to an aggregate of $59.6 million (as of December 31, 2018) of our common stock, preferred stock, warrants, purchase rights, units, or debt securities, which includes $42.7 in shares issuable pursuant to an at-the-market offering program with Cantor Fitzgerald & Co., or Cantor, that we established in August 2017. Future sales of securities under the S-3 Registration Statement, including any sales under the at-the-market offering program, could result in dilution of our stockholders and could have a negative impact on our stock price.

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

We anticipate that we may need to enter into additional collaborations and relationships with strategic and development partners to develop our product candidates and market any approved products and we may be unable to attract additional collaborations with other biotechnology and pharmaceutical companies to accelerate the development of our product candidates.

We currently do not possess all of the financial and development resources necessary to develop and commercialize products that may result from our technologies. Unless we expand our product development capacity and enhance our internal marketing capability, we will need to make appropriate arrangements with strategic partners to develop and commercialize any product candidates that may be approved. A component of our business strategy includes entering into strategic collaborations and alliances or licensing arrangements with other biotechnology and pharmaceutical companies to further validate and accelerate the development of our product candidates. We may not be able to attract such partners, and even if we are able to enter into such partnerships, the terms may be less favorable than anticipated. Further, entering into partnership agreements may limit our commercialization options and/or require us to share revenues and profits with our partners, and we may have to relinquish valuable rights to our technologies or grant licenses on terms that are not favorable to us. If we are unable to enter into any of these agreements on commercially attractive terms, we may be unable to develop certain programs due to a limited availability of resources.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

Our future success is substantially dependent on the successful clinical development, regulatory approval and commercialization of inarigivir and/or SB 9225 and will require significant capital resources and years of additional clinical development effort. If we are unable to develop, obtain regulatory approval for or successfully commercialize inarigivir or experience significant delays in doing so, our business could be materially harmed.

We do not have any products that have gained regulatory approval. As a result, our business is dependent on our ability to successfully complete clinical development of, obtain regulatory approval for, and, if approved, to successfully commercialize inarigivir and/or SB 9225 in a timely manner. The success of inarigivir and/or SB 9225 will depend on several factors, including the following:

•	successful completion of our ACHIEVE trial and the successful initiation and completion of our CATALYST trials and other future trials of inarigivir;
•	successful completion of additional studies to support additional clinical trials;
•	initiation and successful enrollment and completion of additional clinical trials;
•	safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority for marketing approval;
•	timely receipt of marketing approvals from applicable regulatory authorities;

•	the performance of our collaborators;
•	establishment of supply arrangements with third-party raw materials suppliers and manufacturers;
•	establishment of arrangements with third-party manufacturers to obtain finished drug products that are appropriately packaged for sale;
•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•	protection of our rights in our intellectual property portfolio;
•	successful launch of commercial sales following any marketing approval;
•	a continued acceptable safety profile following any marketing approval;
•	commercial acceptance by patients, the medical community and third-party payors following any marketing approval; and
•	our ability to compete with other therapies, including therapies targeting viral hepatitis and other antiviral applications.

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

We set goals, and make public statements regarding our expectations, regarding the timing of certain accomplishments, developments and milestones under our research and development programs. The actual timing of these events can vary significantly due to a number of factors, including, without limitation, the amount of time, effort and resources committed to our programs by us and any collaborators and the uncertainties inherent in the clinical development and regulatory approval process. As a result, there can be no assurance that we or any collaborators will initiate or complete clinical development activities, make regulatory submissions or receive regulatory approvals as planned or that we or any collaborators will be able to adhere to our current schedule for the achievement of key milestones under any of our programs. If we or any collaborators fail to achieve one or more of the milestones as planned, our business could be materially adversely affected, and the price of our common stock could decline.

The results of preclinical studies and clinical trials that we have conducted to date may not be predictive of results in future clinical trials.

The outcome of preclinical studies and clinical trials that we have conducted to date may not be predictive of the results of later clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials, even after seeing promising results in earlier preclinical studies and clinical trials. The results from our in vitro and in vivo preclinical studies may not translate into human efficacy.

We have completed a Phase 1 clinical trial of inarigivir in patients with HCV and we will complete by the end of the first quarter of 2019 a Phase 2 dose escalation trial, which we refer to as the ACHIEVE trial, in patients with chronic HBV. In the Phase 1 HCV trial, we evaluated inarigivir in 38 non-cirrhotic HCV infected patients as a monotherapy treatment for up to seven days. In the Phase 2 ACHIEVE trial, we evaluated inarigivir in 65 non-cirrhotic chronically infected HBV patients at a dose up to 200mg as a monotherapy treatment for up to twelve weeks. We expect that the dose and duration of dosing of inarigivir will be different in future clinical trials. For instance, in our planned CATALYST trials, the dose of inarigivir will increase to 400mg and the duration of the investigational therapy will be longer and involve combination therapy with other antiviral agents. As a result, our clinical trial results observed to date may not be indicative of future results in our clinical trials in patients with chronic HBV.

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. If we fail to receive positive results in clinical trials of inarigivir, SB 11285 or SB 9225, the development timeline and regulatory approval and commercialization prospects for such product candidate, and, correspondingly, our business and financial prospects, would be negatively impacted.

Interim, "top-line," and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available or as additional analyses are conducted, and the data are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim or “top-line” from our clinical studies, which are based on a preliminary analysis of then-available efficacy, tolerability, pharmacokinetic and safety data. The results and related findings and conclusions we may draw from this top-line data are subject to change following a more comprehensive review of the data related to the particular study or trial. Interim data from clinical trials that we may complete is subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Material adverse changes between preliminary, “top-line,” or interim data and final data could significantly harm our business prospects.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate and our Company in general. In addition, the information we may publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the top-line or interim data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed or delayed, which could harm our business, financial condition, operating results or prospects.

The therapeutic efficacy of inarigivir, SB 11285 and our other product candidates has not been definitively shown in humans, and we may not be able to successfully develop and commercialize inarigivir, SB 11285, SB 9225 or any of our other product candidates.

Inarigivir, SB 11285 and our other product candidates are novel compounds and their potential benefit as antiviral drugs, immunotherapies or immunomodulators, as applicable, has not been definitively shown in humans. Inarigivir, SB 11285 and our other product candidates may not prove to be effective against the indications for which they are being designed to act and may not demonstrate in future clinical trials any or all of the pharmacological effects that have been observed in preclinical studies or clinical trials to date.

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

We may experience delays in our ongoing or future preclinical or clinical trials and we do not know whether planned clinical trials will begin or enroll subjects on a timely basis, need to be redesigned or be completed on schedule, if at all. Failure can occur at any time during the clinical trial process, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable foreign regulatory authority, such as the European Medicines Agency, or the EMA, that a product candidate may not continue development or is not approvable.

There can be no assurance that the FDA or other foreign regulatory authorities will not put clinical trials of inarigivir, SB 11285, SB 9225 or any of our other product candidates on clinical hold now or in the future. Clinical trials may be delayed, suspended or prematurely terminated or may take longer than anticipated for a variety of reasons, such as:

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

We have not yet submitted an IND application to the FDA or similar drug approval filings to any comparable foreign regulatory entity for inarigivir, SB 11285, SB 9225 or any other product candidate. We may not conduct any clinical trials for any particular product candidate in the United States until we submit an IND to the FDA for such product candidate. Because we may develop inarigivir or SB 11285 for multiple indications, we may be required to submit multiple INDs to the FDA for these indications and may not conduct a clinical trial in the United States for that indication unless we do so.

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

We or our collaborators may not be able to initiate or continue clinical trials for any of our product candidates if we or our collaborators, as applicable, are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials as required by the FDA or comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

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

For instance, in our Phase 1 clinical trial of inarigivir in patients with HCV, we experienced significant delays in enrollment due to competing clinical trials in patients with HCV being conducted by other biopharmaceutical companies, and the same could occur with respect to our planned HBV clinical trials.

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

If clinical trials of our product candidates fail to satisfactorily demonstrate safety and efficacy to the FDA and other comparable foreign regulatory authorities, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

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

We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any of our product candidates.  Furthermore, any inability to complete preclinical and clinical development successfully could result in additional costs to us and impair our ability to generate revenues. Moreover, if (i) we are required to conduct additional clinical trials or other testing of our product candidates beyond the trials and testing that we, or they contemplate, (ii) we are unable to successfully complete clinical trials of our product candidates or other testing, (iii) the results of these clinical trials or tests are unfavorable, uncertain or are only modestly favorable or (iv) there are unacceptable safety concerns associated with our product candidates, we may:

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

Inarigivir, SB 11285, SB 9225 or any other product candidate that we develop may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval or limit the commercial profile of an approved label.

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

Even if we obtain regulatory approval for inarigivir or SB 9225 or any other product candidate in chronic HBV or other indications, our product candidate may not gain market acceptance among physicians, healthcare payors, patients or the medical community. For example, physicians are often reluctant to switch their patients from existing “standard of care” therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of coverage or reimbursement for existing therapies.

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

There are also FDA-approved vaccinations available for children and high-risk adults that protect against HBV, but do not reverse or cure the disease in people who have already contracted the virus. These vaccines are manufactured by Merck & Co., Inc. and GlaxoSmithKline Plc and are widely available in the United States (and less available in certain parts of the world) and have limited side effects.  If there is an increase in usage of these vaccinations, it could negatively impact the size of our addressable market.

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

A primary trend in the United States healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. In addition, drug price transparency requirements may impact the marketing and sales of any approved products once commercialized. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical drugs. Third-party payors may also seek with respect to an approved product additional clinical evidence, beyond the data required to obtain marketing approval, demonstrating clinical benefits and value in specific patient populations or costly pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies before covering inarigivir, SB 11285 or any other product candidate. We cannot be sure that coverage and reimbursement will be available for any of these product candidates and, if it is available, whether the level of reimbursement will be adequate. Coverage and reimbursement may impact the demand for, or the price of any of our product candidates, if approved. If reimbursement is not available or is available only at limited levels, we may not be able to commercialize inarigivir, SB 11285 or any other product candidate successfully, if approved.

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

The development and commercialization of new drug products is highly competitive in our therapeutic areas of interest. We expect that we will face competition with respect to inarigivir, SB 11285, SB 9225 and any other product candidates that we may seek to develop or commercialize, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. For instance, there are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of chronic HBV. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

We expect inarigivir and SB 9225 to face intense and increasing competition as new products enter the relevant antiviral markets and advanced technologies become available. FDA-approved treatments for patients with chronic HBV include pegylated interferon-a, or PEG-IFN-a, products including Pegasys (PEG-IFN a-2a), marketed by Genentech, Inc., and PEG-Intron (PEG-IFN a-2b), marketed by Merck & Co., Inc., or Merck, and oral antiviral agents such as the nucleoside analog Baraclude (entecavir), marketed by Bristol-Myers Squibb Company, or BMS, and the nucleotide analogs Viread (tenofovir disoproxil fumarate) and Vemlidy (tenofovir alafenamide), both marketed by Gilead Sciences, Inc. These treatments are designed to decrease the risk of liver damage from chronic HBV by slowing down or stopping the virus from reproducing. In addition, several pharmaceutical and biotechnology companies, including Alnylam Pharmaceuticals, Inc., Arbutus Biopharma Corp., Arrowhead Research Corporation, or Arrowhead, Assembly Biosciences, Inc., Gilead Sciences, Inc. and Janssen Pharmaceuticals, Inc., are developing therapies with varying mechanisms of action to address chronic HBV, including non-nucleotide antivirals and non-interferon immune enhancers.

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

We also expect our STING agonist program, including SB 11285, to face intense and increasing competition from companies in the immuno-oncology subsector of the pharmaceutical and biotechnology industry.  Specifically, Merck and Aduro Biotech, Inc. recently disclosed early clinical trial results relating to their STING agonist programs.  We are also aware of multiple small and large pharmaceutical and biotechnology companies, including Novartis AG, GlaxoSmithKline plc and BMS, that have STING agonist programs.

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

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.  For instance, in October 2018, Janssen Pharmaceuticals announced that it had entered into a worldwide license agreement with Arrowhead to develop and commercialize Arrowhead’s HBV candidate, a Phase 1/2 subcutaneous, ribonucleic acid interference (RNAi) therapy candidate being investigated for the treatment of HBV. These third parties compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical trial sites and subject registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

Failure in our or our vendors’ information technology and storage systems, including data breaches subject to the new General Data Protection Regulation in the European Union, could significantly disrupt the operation of our business.

Our ability to execute our business plan and maintain operations depends on the continued and uninterrupted performance of our information technology and storage systems. Our internal computer systems may be vulnerable to risks and damages from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite the implementation of network security and back-up measures, some of our and our vendors’ servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Our systems may safeguard important confidential personal data regarding our subjects. If a disruption event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

In addition, data security breaches, whether by employees or others, may expose sensitive data to unauthorized persons. Effective May 25, 2018, the European Union implemented the General Data Protection Regulation, or GDPR, a broad data protection framework that expanded the scope of European Union data protection law to non-European Union entities that process, or control the processing of, the personal information of European Union subjects, including clinical trial data. The GDPR allows for the imposition of fines and/or corrective action on entities that improperly use or disclose the personal information of European Union subjects, including through a data security breach. Accordingly, data security breaches experienced by us, our collaborators or contractors could lead to significant fines, required corrective action, loss of trade secrets or other intellectual property, or could lead to the public exposure of personally identifiable information (including sensitive personal information) of our employees, collaborators, clinical trial patients, and others. A data security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. The GDPR imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States and provides an enforcement authority to impose large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR increases our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. If we are unable to prevent such data security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive patient data. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events.

Despite precautionary measures to prevent unanticipated problems, including data breaches, that could affect our technology systems, sustained or repeated system failures that interrupt our ability to generate and maintain data could adversely affect our ability to operate our business.

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

Our service providers are not our employees, and except for remedies available to us under our agreements with such service providers, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, nonclinical and preclinical programs. If service providers do not successfully carry out their contractual duties or obligations or meet expected deadlines or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, our preclinical studies and clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize inarigivir, SB 9225, SB 11285 or any of our other product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

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

We have no experience manufacturing any product candidate on a commercial scale and have no manufacturing facility. We are dependent on contract manufacturers for the manufacture of inarigivir, SB 11285 and SB 9225 as well as on third parties for our supply chain and expect to rely on contract manufacturers for any other product candidates. If we experience problems with any such contract manufacturers, the manufacturing of inarigivir, SB 11285, SB 9225 or any other product candidate could be delayed.

We currently have no manufacturing facilities and limited personnel with manufacturing experience. We rely on contract manufacturers to produce both drug substance and drug product required for our clinical trials. We plan to continue to rely upon contract manufacturers to manufacture commercial quantities of our products, if approved. Reliance on such third-party contractors entails risks, including:

•

delays by our third-party contract manufacturers to produce and deliver sufficient supply of clinical trial materials, including but not limited to third-party contractors giving greater priority to the supply of other products over our product candidates or otherwise not satisfactorily performing according to the terms of the agreements between us and them;

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

We currently rely, and expect to continue to rely, on a small number of third-party contract manufacturers to supply the majority of our active pharmaceutical ingredient, or API, and required finished product for our preclinical studies and clinical trials. These contract manufacturers are typically single source suppliers to us. We do not have long-term agreements with any of these third parties. If any of our existing manufacturers become unavailable to us for any reason, we may experience a delay in identifying or qualifying replacements.

For instance, in 2016, we had to transition the manufacture of the drug substance for inarigivir to another supplier. While we currently believe we will have sufficient drug substance to complete our Phase 2 clinical trials of inarigivir for chronic HBV, if the supply of drug substance turns out to be insufficient to complete such trials or we are unable to obtain alternative sources of supply on favorable terms, on a timely basis or at all, our business may be adversely affected.

Each of our API and drug product manufacturers must comply with cGMPs and other stringent regulatory requirements enforced by the FDA and foreign regulatory authorities in other jurisdictions. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation, which occur in addition to our own quality assurance releases. Manufacturers of our products may be unable to comply with these GMP requirements and with other regulatory requirements. We have little control over our manufacturers’ or partners’ compliance with these regulations and standards.

Any manufacturing problem or the loss of a contract manufacturer could be disruptive to our operations, delay our clinical trials and, if any of our products are approved for sale, result in lost sales. Our manufacturers may experience problems with their respective manufacturing and distribution operations and processes, including for example, quality issues, such as product specification and stability failures, procedural deviations, improper equipment installation or operation, utility failures, contamination and natural disasters. In addition, the raw materials necessary to make API for our products are acquired from a limited number of sources. Any delay or disruption in the availability of these raw materials or a change in raw material suppliers could result in production disruptions, delays or higher costs with consequent adverse effects on us. Any reliance on suppliers may involve additional risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to future contract manufacture caused by problems at suppliers could delay shipment of our product candidates, increase our cost of goods sold or, if any of our products are approved for sale, result in lost sales.

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

In addition, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. For example, on June 23, 2016, eligible members of the electorate in the United Kingdom decided by referendum to leave the European Union, commonly referred to as "Brexit". On March 29, 2017, the United Kingdom formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty.

Because a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the referendum could materially change the regulatory regime applicable to the approval of any of our product candidates in the United Kingdom. In addition, because the European Medicines Agency, or EMA, is currently located in the United Kingdom but expected to move to the Netherlands as a result of Brexit, the implications for the regulatory review process in the European Union has not been fully clarified and could result in disruption to the EMA review process.

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

Failure to obtain marketing approval in foreign jurisdictions would prevent inarigivir, SB 11285, SB 9225 or any other product candidate from being marketed abroad. Any approval we are granted in the United States would not assure approval in foreign jurisdictions.

In order to market and sell our products in the European Union and other foreign jurisdictions, including Japan, China and South Korea, we, and any future collaborators, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, a product must be approved for reimbursement before the product can be approved for sale in that country. We, and any future collaborators, may not obtain approvals from foreign regulatory authorities on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may file for marketing approvals but not receive necessary approvals to commercialize our products in any market. If we are unable to obtain approval of our product candidates by regulatory authorities in the European Union, Japan, China, South Korea or another foreign country or jurisdiction, the commercial prospects of our product candidates may be significantly diminished, and our business prospects could decline.

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

Privacy Regulations and the GDPR.  Privacy and data security have become significant issues in the United States, Europe and in many other jurisdictions where we may in the future conduct our operations.  Regulators globally are imposing greater monetary fines for privacy violations. For example, in 2016, the European Union adopted the GDPR, which became effective on May 25, 2018. The GDPR applies to any company established in the European Union as well as to those outside the European Union if they collect and use personal data in connection with the offering goods or services to individuals in the European Union or the monitoring of their behavior.  The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we may operate in.

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

Some of the provisions of the PPACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the PPACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed repeal legislation, the JOBS Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Congress may consider other legislation to repeal or replace elements of the PPACA. Many of the details regarding the implementation of the PPACA are yet to be determined, and at this time, the full effect that the PPACA would have on a pharmaceutical manufacturer remains unclear. We cannot predict the full impact of the PPACA or future reform measures on our operations.  However, any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. The Budget Control Act of 2011, the American Taxpayer Relief Act of 2012, and a repeal or partial repeal and replacement of the PPACA may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which regulatory approval is obtained.

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

We have international operations and conduct clinical trials outside of the United States. A number of risks associated with international operations could materially and adversely affect our business.

We have conducted clinical trials in Canada, Australia and New Zealand, and certain Asian jurisdictions, and we anticipate that we will soon conduct clinical trials in additional jurisdictions, primarily in the European Union and Asia.  Accordingly, we are subject to risks associated with doing business globally, including commercial, political, and financial risks. Emerging regions, such as Eastern Europe and Asia, as well as more developed markets, such as the United Kingdom, France, Germany, and Australia, provide clinical study opportunities for us. In addition, we are subject to potential disruption caused by military conflicts; potentially unstable governments or legal systems; civil or political upheaval or unrest; local labor policies and conditions; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism or other types of violence in or outside the United States; health pandemics; and a significant reduction in global travel.  Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these risks and other factors affecting U.S. companies with global operations. If our global clinical trials were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on our financial results.

Beyond conducting our clinical trials outside of the U.S., we also expect to be subject to a number of risks related with our international operations, many of which may be beyond our control. These risks include:

•	different standards of care in various countries that could complicate the evaluation of our product candidates;
•	different U.S. and foreign drug import and export rules;
•	different reimbursement systems and different competitive drugs indicated to treat the indication for which our product candidates are being developed;
•	reduced protection for intellectual property rights in certain countries;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•

foreign currency fluctuations and compliance with foreign currency exchange rules, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country; and

•	business interruptions resulting from geopolitical actions, including tariffs, war and terrorism, or natural disasters.

Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing and selling certain products outside of the United States and require us to develop and implement costly compliance programs.

As we expand our operations outside of the United States, we will be required dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. For instance, the FCPA prohibits any United States individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring maintenance of books and records that accurately and fairly reflect all transactions of the company, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, most recently in December 2018, the U.S. government shut down several times and certain regulatory agencies, including the FDA and the SEC, had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown again occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Filing, prosecuting and defending patents on inarigivir, SB 11285, SB 9225 and any other product candidates throughout the world would be prohibitively expensive, and our or our licensors’ intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws and practices of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we and our licensors may not be able to prevent third parties from practicing our and our licensors’ inventions in all countries outside the United States, or from selling or importing products made using our and our licensors’ inventions in or into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may export otherwise infringing products to territories where we or our licensors have patent protection, but where enforcement is not as strong as in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our or our licensor’s patents or marketing of competing products in violation of our proprietary rights generally in those countries. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business, could put our and our licensors’ patents at risk of being invalidated or interpreted narrowly and our and our licensors’ patent applications at risk of not issuing and could provoke third parties to assert claims against us or our licensors. We or our licensors may not prevail in any lawsuits that we or our licensors initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates, such as inarigivir, patents protecting such candidates might expire before or shortly after such candidates are commercialized. For instance, certain patents for inarigivir begin to expire in December 2026, without considering any potential patent term adjustments or extensions. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

Despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property, and we may not be able to successfully defend ourselves in similar claims made against us. In any infringement proceeding, a court may decide that intellectual property owned by or licensed to us is invalid or unenforceable or may refuse to stop the other party from using the technology at issue because our intellectual property rights or the intellectual property rights licensed to us do not cover the technology in question.

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

As of February 28, 2019, we had 29 full-time employees, 16 of whom hold Ph.D. or M.D. degrees. As our development and commercialization plans and strategies develop, we will need additional managerial, operational, sales, marketing, financial and other resources. Our management, personnel and systems currently in place are likely not adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

We are highly dependent upon Martin Driscoll, our president and chief executive officer; Nezam Afdhal, MD, our chief medical officer; and Radhakrishnan P. Iyer, Ph.D., our chief scientific officer. We have entered into employment agreements with each of these executive officers. These employment agreements do not prevent such persons from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

As of December 31, 2018, our executive officers and directors and their affiliates beneficially owned shares representing approximately 12% of our outstanding common stock, and this group, together with other stockholders holding beneficially 5% of more of our outstanding common stock, owned approximately 40% of our outstanding common stock.  If these stockholders were to choose to act together, they may be able to significantly influence matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, may be able to significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

We are an emerging growth company, as defined in the JOBS Act, and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the closing of our initial public offering. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

At December 31, 2018, we had potentially utilizable federal and state net operating loss carryforwards of approximately $86.3 million and $86.4 million, respectively. The federal net operating loss carryforwards of $61.5 million expire between 2029 and 2037 and $24.8 million carryforward indefinitely. The state net operating loss carryforwards expire between 2030 and 2038. Our ability to utilize our net operating loss and credit carryforwards is dependent upon our ability to generate taxable income in future periods and may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under federal and state laws upon a change in ownership.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, a corporation that undergoes an “ownership change,” is subject to limitations on its ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes. For these purposes, an ownership change generally occurs where the equity ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year period (calculated on a rolling basis). We have made a preliminary determination that an ownership change likely occurred in each of April 2012 and December 2013. However, we anticipate that all of our approximately $86.3 million and $86.4 million of federal and state NOLs, respectively, will be available to us to offset future taxable income. We may have experienced other ownership changes in the past, and we may experience ownership changes in the future, some of which are outside the Company’s control. These ownership changes may subject our existing net operating losses or credits to substantial limitations under Sections 382 and 383. Accordingly, we may not be able to utilize a material portion of our net operating losses or credits. Limitations on our ability to utilize our net operating losses to offset U.S. federal taxable income could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Net operating losses, if any, arising in taxable years beginning after December 31, 2017 may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code as discussed above, but will be subject to the further limitation, adopted by the JOBS Act, that in any year such NOL may offset no more than 80 percent of such year’s taxable income (computed without regard to any deduction for net operating loss carryover).  As a result of limiting the deduction for post-2017 NOLs to no more than 80% of current year taxable income, we may be required to pay federal income tax in some future year notwithstanding that we have a net loss for all years in the aggregate.

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

When the market price of a stock is volatile, holders of that stock have often initiated securities class action litigation against the company that issued the stock. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business. We may not be successful in defending ourselves or asserting our rights in future lawsuits, investigations, or claims that may be brought against us and, as a result, our business could be materially harmed. These lawsuits, arbitrations, investigations or claims may result in large judgments or settlements against us, any of which could have a negative effect on our financial performance and business. Additionally, lawsuits, arbitrations and investigations can be expensive to defend, whether or not the lawsuit, arbitration or investigation has merit, and the defense of these actions may divert the attention of our management and other resources that would otherwise be engaged in running our business

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our current operations are based in Hopkinton, Massachusetts. A description of the facilities we lease as of December 31, 2018 is included in the table below.

Location	Primary Use	Approximate Square Footage	Lease Expiration Date	Renewal Option
35 Parkwood Drive Hopkinton, Massachusetts	Corporate headquarters	31,315	October 2028	One five-year term
86 South Street Hopkinton, Massachusetts	Former corporate headquarters(1)	12,200	May 2021	One five-year term

(1)	– Property subject to sublease agreement.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any material litigation.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading on The Nasdaq Capital Market on May 6, 2016 under the symbol “SBPH”. Prior to that time, there was no established public trading market for our common stock. On March 6, 2019, the closing price of our common stock was $10.15 per share.

Holders of Record

As of March 6, 2019, we had 16,436,895 outstanding shares of common stock and no outstanding shares of preferred stock.   At March 6, 2019, there were 81 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders.

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

The selected consolidated statement of operations and consolidated balance sheet data for the years ended December 31, 2018 and 2017 are derived from our audited consolidated financial statements appended to this Annual Report on Form 10-K (in thousands, except share and per share data).

	Year Ended December 31,
	2018	2017
Consolidated Statement of Operations Data:
Operating expenses:
Research and development	$19,751	$13,075
General and administrative	8,719	8,178
Total operating expenses	28,470	21,253
Loss from operations	(28,470)	(21,253)
Interest income, net	999	369
Change in fair value of warrant liabilities	4,617	(6,795)
Net loss	$(22,854)	$(27,679)
Net loss per common share:
Basic	$(1.59)	$(2.48)
Diluted	$(1.88)	$(2.48)
Weighted-average number of shares outstanding:
Basic	14,372,174	11,153,269
Diluted	14,618,976	11,153,269

(1)	See Notes 1 and 2 to our consolidated financial statements appended to this Annual Report on Form 10-K for further details on the calculation of basic and diluted net loss per common share.

	As of December 31,
	2018	2017
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$64,442	$50,555
Working capital	45,040	46,701
Total assets	68,811	52,341
Total stockholders’ equity	55,860	34,748

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

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of a novel class of therapeutics for the treatment of viral infections, inflammatory diseases and certain cancers using our proprietary small molecule nucleotide platform. We design our compounds to selectively target and modulate the activity of specific proteins implicated in various disease states.  We are developing our lead product candidate, inarigivir, for the treatment of HBV. We have designed our antiviral product candidates, including inarigivir, to selectively activate within infected hepatic cells the cellular protein, RIG-I, to inhibit viral replication and to cause the induction of intracellular interferon signaling pathways for antiviral defense.  We believe that inarigivir, as a RIG-I agonist, could play an important role in antiviral therapy as a result of its dual mechanism of action that is designed to selectively modulate the body’s immune response and inhibit viral replication.  We are also developing additional product candidates, including our lead STING agonist product candidate, SB 11285, which is an immunotherapeutic agent for the potential treatment of selected cancers.

Inarigivir Clinical Trial Strategy.  We are developing our lead product candidate, inarigivir, an orally-administered hepatic-selective immunomodulator, as a potential backbone in a combinatorial treatment for chronic HBV with the goal to accelerate and substantially increase chronic HBV functional cure rates in a simple, safe and selective manner.

ACHIEVE Trial.  We are currently evaluating inarigivir for the treatment of chronic HBV in a global Phase 2 multi-center clinical trial of inarigivir, which we refer to as the ACHIEVE trial.  The ACHIEVE trial is being conducted under our first clinical trial supply and collaboration with Gilead. Approximately 80 treatment-naive patients infected with chronic HBV have received doses of 25mg, 50mg, 100mg or 200mg of inarigivir or a placebo as a monotherapy administered daily for 12 weeks, followed by all patients receiving a sequential dose of Viread® for 12 weeks. The active-placebo randomization schedule was 4:1 in the inarigivir monotherapy dosing period.

In the first three cohorts (25mg, 50mg and 100mg) of the ACHIEVE trial, 13 of 47 patients (28%) had a 0.5 log10 or greater reduction in HBsAg.  Of these 13 responder patients, six were HBeAg-negative (-) patients and seven were HBeAg-positive (+) patients.  Additionally, we have observed a dose dependent response of inarigivir on HBV DNA and HBV RNA over the first three cohorts.  To date, inarigivir has been well tolerated in the ACHIEVE trial, with no inarigivir-related serious adverse events observed, and no flu-like symptoms or other interferon-like side effects.

All patients in the final 200mg cohort of the ACHIEVE trial have completed dosing of Viread.

Gilead Collaboration.  In July 2017, we entered into our second clinical trial collaboration agreement with Gilead under which Gilead is funding and conducting a Phase 2 clinical trial examining the co-administration of inarigivir and Vemlidy in patients infected with chronic HBV.  This clinical trial collaboration was expanded in August 2018 to include two additional cohorts. In the first cohort of this Phase 2 trial, treatment-naive patients received 12 weeks of combination therapy with inarigivir 50mg and Vemlidy, while in the second cohort treatment-naive patients are receiving 12 weeks of combination therapy with inarigivir 200mg and Vemlidy. In a third cohort, Gilead is evaluating the administration of inarigivir 100mg in virally-suppressed patients who are already are and continue to be treated with a NUC.  While we have approved the protocol for this trial under a joint steering committee, Gilead is conducting this trial at their own expense.

CATALYST Trials.  We plan to initiate in the first half of 2019 two major Phase 2 global trials examining the administration of inarigivir 400mg in different patient populations and under different dosing regimens.  We anticipate that the first global trial will be conducted in Asia and the U.S. and will evaluate non-cirrhotic, treatment-naïve HBeAg positive and negative patients infected with chronic HBV who receive inarigivir 400mg as both(i) monotherapy for 12 weeks followed by the sequential treatment of Vemlidy for 12 weeks, and (ii) in combination with Vemlidy for 24 weeks.  We refer to this trial as the CATALYST 1 trial.  Pre-defined responder patients at week 24 will continue to receive inarigivir 400mg and Vemlidy for up to an additional 24 weeks to determine if they are able to achieve a functional cure.

Concurrent with the CATALYST 1 trial, we plan to initiate a separate trial, which we refer to as the CATALYST 2 trial,

in the United Kingdom and Canada examining the use of inarigivir 400mg in non-cirrhotic, virally-suppressed patients currently on a NUC (i) following the cessation of treatment with a NUC, which we refer to as “Stop and Shock” treatment, and (ii) with the continued dosing of a NUC, which we refer to as “Suppress and Shock” treatment.  Under the “Stop and Shock” treatment, patients will receive inarigivir 400mg for 24 weeks and then stop all treatment to evaluate for loss of HBsAg or sustained viral suppression over time, up to 18 months.  Under the “Suppress and Shock” treatment, patients will receive inarigivir 400mg, in addition to their current NUC treatment, for a period of 24-48 weeks, and again stop all treatment with a follow up to see if there is either loss of HBsAg or sustained viral suppression off treatment. Pending preliminary results from the CATALYST studies, we plan to conduct a separate “Suppress and Shock” trial in the United States and the European Union, potentially in the second half of 2019.  This trial could evaluate the efficacy of inarigivir 400mg over the course of 48 weeks in virally-suppressed patients when compared to the use of a NUC alone.

Fixed-Dose Combination (SB 9225).  We are also pursuing the development of SB 9225, a co-formulation of inarigivir with tenofovir disoproxil fumarate, as a potential fixed-dose combination product for the treatment of patients with chronic HBV.   We have conducted early development work that indicates compatibility of inarigivir with Viread in the same formulation.  We have conducted additional formulation development work for SB 9225 and successfully manufactured initial quantities of SB 9225.  The introduction of SB 9225, if approved, could potentially result in enhanced patient compliance and allow for a more favorable safety profile.  Subject to the results of our Phase 2 inarigivir trials, we could be in a position to initiate a Phase 3 program for SB 9225 in the United States, Europe and Asia in 2020.

Immuno-Oncology Program.  We are developing our lead STING agonist product candidate, SB 11285, as a second-generation immunotherapeutic agent for the treatment of selected cancers. In our preclinical studies in multiple tumor-derived cell lines, SB 11285 has been observed to cause the induction of cytokines consistent with engagement of the STING target, as well as cell death and apoptosis.  Based on our preclinical studies performed to date, SB 11285 has reduced tumor volumes in multiple rodent tumor models when administered intravenously or intratumorally.  These findings lead us to believe that SB 11285 has the potential to be administered clinically by either route of administration, and that SB 11285 may be used to target a variety of tumors at various anatomic sites and, if approved, has the potential to be used in combination with other therapeutic modalities to enhance efficacy.

We are currently advancing the SB 11285 program with preclinical, toxicology, and process development efforts. Subject to the results of these preclinical studies, we anticipate that we will submit an IND for SB 11285 in the second quarter of 2019, and, if approved, initiate a Phase 1/2 clinical trial in cancer later in 2019. SB 11285 could be the first intravenously-administered STING agonist product candidate to enter clinical development.

Financial Operations Overview

To date, we have devoted substantially all of our resources to research and development efforts, including conducting preclinical studies and clinical trials for our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We have not generated any revenue to date other than from grants from the National Institutes of Health, or NIH. We have incurred significant annual net operating losses in every year since our inception and expect to continue to incur significant expenses and net operating losses for the next several years. Our net losses were $22.9 million and $27.7 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had an accumulated deficit of $102.1 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly as we continue to develop inarigivir, SB 11285, SB 9225 and our other product candidates.  See “—Liquidity and Capital Resources—Funding Requirements.” As a result, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings, including our at-the-market offering program with Cantor Fitzgerald & Co., or other sources, which may include collaborations with third parties. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies or product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve and sustain profitability, and we may never be able to do so.

As of December 31, 2018, we had $64.4 million in cash, cash equivalents and marketable securities. We expect that our cash, cash equivalents and marketable securities as of December 31, 2018 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.  See “—Liquidity and Capital Resources.”

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

•	salaries, benefits and other related costs, including stock-based compensation expense, for personnel in our research and development functions;
•	costs of outside consultants, including their fees, stock-based compensation and related travel expenses;
•	the cost of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials;
•	costs related to compliance with regulatory requirements; and
•	facility-related expenses, which include direct depreciation costs and allocated expenses for rent, maintenance of facilities, equipment, insurance and other operating costs.

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

Our direct research and development expenses are not currently tracked on a program-by-program basis. Our primary focus has been on the research and development of inarigivir. Our direct research and development expenses consist primarily of external costs, such as fees paid to investigators, consultants and CROs in connection with our preclinical studies and clinical trial and regulatory fees. We do not allocate employee-related costs and other indirect costs to specific research and development programs because our primary focus has been on the research and development of inarigivir.

The successful development of our product candidates is highly uncertain. Accordingly, at this time, we cannot reasonably estimate the nature, timing and costs of the efforts that will be necessary to complete the development of any of our product candidates. We are also unable to predict when, if ever, we will generate revenues from inarigivir or any of our other product candidates. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainties of:

•	establishing an appropriate safety profile with investigational new drug, or IND, application enabling toxicology studies;
•	successful enrollment in and completion of clinical trials;
•	receipt of marketing approvals from applicable regulatory authorities;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others; and
•	if a product is approved, a continued acceptable safety profile of the product.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support the expected growth in our research and development activities and the potential commercialization of our product candidates. We also expect to incur increased expenses associated with being a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor and public relations costs.

Other income (expense)

Other income (expense) consists of interest income earned on our cash, cash equivalents, restricted cash and marketable securities.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities consists of a gain or (loss) related to the change in the fair value of the warrants issued in connection with our private placement offering in November 2016, resulting from a change factors such as a change in our stock price and a change in expected stock price volatility.

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

Warrants Issued in 2016 Private Placement

In connection with our private placement offering in November 2016, or the November private placement, we issued warrants to purchase 1,644,737 shares of common stock, which we refer to as the November 2016 Warrants. These warrants are exercisable at an exercise price of $10.79 per share. We evaluated the terms of these warrants and concluded that they should be liability-classified. In November 2016, we recorded the fair value of these warrants of approximately $8.3 million. We recognize any change in the value of the warrant liability each reporting period in the statement of operations. As of December 31, 2018, the fair value of these warrants was approximately $8.5 million, which is a decrease of $4.6 million from the fair value of approximately $13.1 million as of December 31, 2017.

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

We measure stock options and other stock-based awards granted to employees, nonemployees and directors based on the fair value on the date of grant and recognize the corresponding compensation expense of those awards, over the requisite service period, which is generally the vesting period of the respective award. Generally, we issue stock options and restricted stock awards with service-based vesting conditions and record the expense for these awards using the straight-line method. We adopted ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09, effective January 1, 2017. Prior to adoption, share-based compensation expense was recognized on a straight-line basis, net of estimated forfeitures, such that expense was recognized only for share-based awards that are expected to vest. A forfeiture rate was estimated annually and revised, if necessary, in subsequent periods if actual forfeitures differed from initial estimates. Following adoption of ASU 2016-09, we no longer apply a forfeiture rate and instead will account for forfeitures as they occur.

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

There were no stock options granted prior to 2015. We recognize forfeitures as they occur and the compensation expense for unvested awards is reversed in the period that the forfeiture occurs. The assumptions we used to determine the fair value of granted stock options in 2018 and 2017 are as follows:

	Year Ended December 31,
	2018	2017
Risk-free interest rate	2.5%	2.0%
Expected term (in years)	5.9	6.0
Expected volatility	82.5%	80%
Expected dividend yield	0%	0%

These assumptions represented our best estimates, but the estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different. We recognize compensation expense for only the portion of awards that are expected to vest.

During the years ended December 31, 2018 and 2017, we issued common stock to directors as compensation for services and recognized expense equal to the fair value of the shares issued. The following table summarizes the classification of our stock-based compensation expenses recognized in our consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2018	2017
Research and development	$843	$489
General and administrative	1,933	1,422
	$2,776	$1,911

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

As an EGC, we are relying on certain JOBS Act exemptions, including the exemption from the requirement that the auditors provide an attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and complying with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an EGC until the earliest of the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; the last day of the fiscal year following the fifth anniversary of the date of the completion of the closing of our initial public offering; the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.

Results of Operations

Comparison of Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,		Increase
	2018	2017	(Decrease)
Operating expenses:
Research and development	$19,751	$13,075	$6,676
General and administrative	8,719	8,178	541
Total operating expenses	28,470	21,253	7,217
Loss from operations	(28,470)	(21,253)	(7,217)
Other income	999	369	630
Change in fair value of warrant liabilities	4,617	(6,795)	11,412
Net loss	$(22,854)	$(27,679)	$4,825

Research and development expenses. Research and development expenses were $19.8 million for the year ended December 31, 2018, compared to $13.1 million for the year ended December 31, 2017. The increase of $6.7 million was due primarily to an increase in preclinical studies and clinical trial-related activities for inarigivir and preclinical studies for SB 11285 of $5.1 million, salaries and benefits of $0.6 million associated with higher headcount in the year ended December 31, 2018, non-cash charges for stock-based compensation of $0.4 million, laboratory supplies of $0.2 million, lease and building maintenance costs related costs of $0.2 million, consulting services of $0.1 million and non-cash charges for depreciation of $0.1 million.

General and administrative expenses. General and administrative expenses were $8.7 million for the year ended December 31, 2018, compared to $8.2 million for the year ended December 31, 2017. This increase of $0.5 million was primarily due to an increase in non-cash charges for stock-based compensation of $0.5 million, lease related costs of $0.3 million, loss on disposal of property and equipment of $0.1 million, all of which were offset by a decrease in other general and administrative costs including professional fees, investor relations costs, Delaware Franchise taxes and legal costs of $0.3 million and salaries and benefits of $0.1 million.

Other income. Other income for the years ended December 31, 2018 and 2017 is solely comprised of interest income. Interest income for the years ended December 31, 2018 and 2017 was $1.0 million and $0.4 million, respectively, and was primarily related to the interest earned on marketable securities. The increase in interest income in the year ended December 31, 2018 was due to a higher average balance of marketable securities.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities for the year ended December 31, 2018 and 2017 was a gain of $4.6 million and a loss of $6.8 million, respectively. The change in value each year was solely related to the change in the fair value of the warrants from the November 2016 Warrants, primarily as a result of the change in the Company’s stock price.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through December 31, 2018, we financed our operations through proceeds received from private placements of convertible notes, common stock and/or warrants; the exercise of options and warrants; NIH grant funding; and public offerings. As of December 31, 2018, we had cash, cash equivalents and marketable securities totaling $64.4 million and an accumulated deficit of $102.1 million.

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

In August 2017, we entered into a Controlled Equity OfferingSM Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $50.0 million. We will pay Cantor a commission rate equal to 3.0% of the aggregate gross proceeds from each sale. Shares sold under the Sales Agreement will be offered and sold pursuant to our S-3 Registration Statement , and a prospectus supplement and accompanying base prospectus that we filed with the Securities and Exchange Commission on August 18, 2017.  During the year ended December 31, 2018, we sold an aggregate of 217,329 shares of our common stock under the Sales Agreement at a weighted average selling price of $15.42 per share, which resulted in $3.2 million of net proceeds. During the year ended December 31, 2017, we sold an aggregate of 252,443 shares of our common stock pursuant to the Sales Agreement at a weighted-average selling price of $15.55 per share, which resulted in $3.7 million of net proceeds.

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

Cash Flows

The following table summarizes sources and uses of cash for each of the periods presented (in thousands):

	For the Year Ended December 31,
	2018	2017
Net cash used in operating activities	$(25,244)	$(17,683)
Net cash used in investing activities	(25,103)	(12,406)
Net cash provided by financing activities	41,172	43,538
Net (decrease) increase in cash, cash equivalents and restricted cash	$(9,175)	$13,449

Net cash used in operating activities. The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $25.2 million and $17.7 million during the years ended December 31, 2018 and 2017, respectively. The increase of $7.5 million in cash used in operating activities during the year ended December 31, 2018 as compared to the year ended December 31, 2017 was primarily due to an increase in prepaid expenses and other current assets and other assets of $1.3 million and an increase in other assets of $0.1 million, which was offset by a decrease in the net loss of $4.8 million and a decrease in accrued expenses and other current liabilities of $0.9 million. In addition, there was an increase in the non-cash change in the fair value of the warrant liability of $11.4 million, an increase in non-cash stock-based compensation of $0.9 million, an increase in non-cash investment income of $0.4 million and an increase in non-cash depreciation of $0.1 million.

Net cash used in investing activities. Net cash used in investing activities was $25.1 million for the year ended December 31, 2018 compared to net cash used in investing activities of $12.4 million for the year ended December 31, 2017.   The cash used in investing activities in the year ended December 31, 2018 was primarily the result of $34.9 million in proceeds from the sale of marketable securities, offset by $58.0 million for the purchase of marketable securities and $2.0 million to purchase property and equipment. The cash used in investing activities in the year ended December 31, 2017 was primarily the result of $22.3 million in proceeds from the sale of marketable securities, offset by $34.4 million for the purchase of marketable securities and $0.3 million to purchase property and equipment.

Net cash provided by financing activities. Net cash provided by financing activities was $41.2 million during the year ended December 31, 2018 compared to $43.5 million during the year ended December 31, 2017. The cash provided by financing activities in the year ended December 31, 2018 was primarily the result of $38.0 million of net proceeds received from the August 2018 public offering of common stock and $3.2 million of net proceeds from the Sales Agreement. The cash provided by financing activities in the year ended December 31, 2017 was primarily the result of $39.7 million of net proceeds received from the June 2017 public offering of common stock, $3.7 million of net proceeds from the Sales Agreement, $0.1 million for the exercise of warrants and $0.1 million from the exercise of stock options.

Funding Requirements

We expect to continue to incur significant and increasing losses for the foreseeable future. We anticipate these losses to increase as our expenses increase, and we expect that our expenses will increase if and as we:

•

continue to develop and conduct clinical trials of our lead product candidate, inarigivir, including our ongoing Phase 2 ACHIEVE trial and our upcoming Phase 2 CATALYST clinical trials of inarigivir for chronic HBV;

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

•	seek to identify and develop additional product candidates;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various products for which we may obtain marketing approval, if any;
•	require the manufacture and supply of larger quantities of product candidates for clinical development and potentially commercialization;
•	maintain, expand and protect our intellectual property portfolio;
•	hire and retain additional personnel, including clinical, quality control and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and
•	add equipment and physical infrastructure to support our research and development programs.

We expect that our existing cash, cash equivalents and marketable securities as of December 31, 2018 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements both near and long-term, will depend on many factors, including, but not limited to:

•	initiation, progress, timing, costs and results of clinical trials evaluating inarigivir and SB 9225;
•	initiation, progress, timing, costs and results of preclinical studies and clinical trials, if applicable, of SB 11285;

•	initiation, progress, timing, costs and results of preclinical studies and clinical trials of any other product candidates we may develop;
•	our obligation to make royalty and non-royalty sublicense payments to third-party licensors, if any, under our licensing agreements;
•	the timing, receipt, and amount of milestone payments or royalties, if any, from inarigivir, SB 11285, SB 9225 or any of our other product candidates;
•	the number and characteristics of product candidates that we discover or in-license and develop;
•

the outcome, timing and cost of seeking regulatory review by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those we currently expect;

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

Adequate additional funds may not be available to us on acceptable terms, or at all. We do not currently have any committed external source of funds. As of December 31, 2018, we had up to $59.6 million in securities available for future issuance under the S-3 Registration Statement, which included $42.7 million in shares issuable pursuant to our at-the-market program and our Sales Agreement with Cantor. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Additional debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interests of our stockholders.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2018, and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating lease commitments	$4,830	$417	$1,096	$1,387	$1,930
Total	$4,830	$417	$1,096	$1,387	$1,930

In addition to the amounts shown in the above table, we have contractual obligations pursuant to our amended and restated license agreement with BioHEP. Under this agreement, we have agreed to pay up to $3.5 million in development and regulatory milestone payments to BioHEP for each distinct viral indication for which we develop licensed product(s). BioHEP is also eligible to receive tiered royalties in the low-to-mid single-digits on net product sales of licensed products by us and our affiliates and sub licensees, and a specified share of non-royalty sublicensing revenues we and our affiliates receive from sub licensees, which share of sublicensing revenues is capped at a maximum aggregate of $2.0 million under all such sublicenses. Milestone and royalty payments associated with our amended and restated license agreement with BioHEP have not been included in the above table of contractual obligations as we cannot reasonably estimate if or when they will occur. As of December 31, 2018, there have been no milestone or royalty payments made to BioHEP.

In October 2017, we entered into a lease agreement for our new principal office and laboratory space.  The initial term of the lease is 125 months beginning on June 1, 2018, the date we began occupying the new premises. Following an 11-month rent abatement period, we will be obligated to make monthly rent payments in the amount of $34,699, which is subject to increase by approximately 3% annually for the first five years of the lease and by approximately 2.5% annually thereafter. The total lease payments due during the term of the lease are approximately $4.4 million and are included in the chart above. In addition, we are responsible under the lease for specified costs and charges, including certain operating expenses, utilities, taxes and insurance.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 will require lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases will be classified as either operating or finance, and classification will be based on criteria similar to current lease accounting, but without explicit bright lines. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU No. 2018-11, “Leases (Topic 842) – Targeted Improvements” (ASU 2018-11), which addresses implementation issues related to the new lease standard. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. Under this standard, disclosures are required to enable users of financial statements in assessing the amount, timing, and uncertainty of cash flows arising from leases. The standard permits two transition methods, (1) to apply the new lease requirements at the beginning of the earliest period presented, or (2) to apply the new lease requirements at the effective date. Under both transition methods there is a cumulative effect adjustment.

We adopted the standard on the effective date of January 1, 2019 by applying the new lease requirements at the effective date. We also elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows us to carry forward the historical lease classification. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures and designing and implementing related processes and controls. We expect the standard to have an impact of approximately $3.0 million on our assets and $3.4 million on our liabilities for the recognition of right-of-use-assets and lease liabilities, which are primarily related to the lease of our corporate headquarters in Hopkinton, Massachusetts. We do not expect the standard to have a material impact on our results of operations or liquidity.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II simply replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within Accounting Standards Codification (“ASC”) Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. This ASU is effective for public companies for the annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. We adopted this standard as of January 1, 2019; however, the adoption of this standard did not impact our consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. Our cash, cash equivalents and marketable securities of $64.4 million as of December 31, 2018, consisted of cash, cash equivalents and marketable securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because a significant amount of the marketable securities in our investment portfolio are short-term in nature , an immediate 10% change in market interest rates would not be expected to have a material impact on the fair market value of our investment portfolio or on our financial condition or results of operations.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2018, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on our assessment, management believes that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

As an “emerging growth company” under the Jumpstart Our Business Startups Act, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, RSM US LLP, our independent registered public accounting firm, has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Business Conduct and Ethics” in our proxy statement for the 2019 annual meeting of stockholders.

Item 11. Executive Compensation.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in our proxy statement for the 2019 annual meeting of stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our proxy statement for the 2019 annual meeting of stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in our proxy statement for the 2019 annual meeting of stockholders.

Item 14.  Principal Accounting Fees and Services.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our proxy statement for the 2019 annual meeting of stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/Reg. Number
3.1	Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	May 13, 2016	001-37718
3.2	Amended and Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.2)	May 13, 2016	001-37718
4.1	Specimen stock certificate evidencing the shares of common stock		Form S-1/A (Exhibit 4.1)	February 12, 2016	333-208875
4.2	Form of Warrant issued to Dawson James Securities, Inc. (May 2016)		Form 8-K (Exhibit 10.1)	May 13, 2016	001-37718
4.3	Form of Warrant to Purchase Common Stock (November 2016)		Form 8-K (Exhibit 10.2)	November 21, 2016	001-37718
10.1	Form of Indemnification Agreement between Registrant and each of its directors and officers		Form S-1 (Exhibit 10.1)	January 5, 2016	333-208875
10.2#	2014 Stock Incentive Plan		Form S-1 (Exhibit 10.2)	January 5, 2016	333-208875
10.3#	Form of Incentive Stock Option Agreement under 2014 Stock Incentive Plan		Form S-1 (Exhibit 10.3)	January 5, 2016	333-208875

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.4#	Form of Nonstatutory Stock Option Agreement under 2014 Stock Incentive Plan		Form S-1 (Exhibit 10.4)	January 5, 2016	333-208875
10.5#	Spring Bank Pharmaceuticals, Inc. Amended and Restated 2015 Stock Incentive Plan.		Form 8-K (Exhibit 10.1)	June 19, 2018	333-208875
10.6#	Form of Incentive Stock Option Agreement under 2015 Stock Incentive Plan		Form S-1 (Exhibit 10.6)	January 5, 2016	333-208875
10.7#	Form of Nonstatutory Stock Option Agreement under 2015 Stock Incentive Plan		Form S-1 (Exhibit 10.7)	January 5, 2016	333-208875
10.8#	Form of Performance-Based Restricted Stock Unit Agreement under 2015 Stock Incentive Plan	X
10.9	Lease Agreement between 35 Parkwood Realty LLC and Spring Bank Pharmaceuticals, Inc., dated October 4, 2017		Form 8-K (Exhibit 10.1)	October 5, 2017	001-37718
10.9.1	Amendment No. 1 to Lease Agreement between 35 Parkwood Realty LLC and Spring Bank Pharmaceuticals, Inc., dated August 10, 2018.		Form 10-Q (Exhibit 10.1)	October 25, 2018	001-37718
10.10	Lease Agreement between the Registrant and JEEBO Management, LLC, dated March 24, 2016, as amended March 31, 2016		Form S-1/A (Exhibit 10.19)	April 27, 2016	333-208875
10.11†	Amended and Restated License Agreement between Registrant and BioHEP Technologies Ltd. (formerly known as Micrologix Biotech Inc.), dated January 14, 2016		Form S-1/A (Exhibit 10.9)	January 15, 2016	333-208875
10.12#	Employment Agreement between Registrant and R.P. Kris Iyer, Ph.D. dated December 16, 2015		Form S-1 (Exhibit 10.10)	January 5, 2016	333-208875
10.13#	Employment Agreement between Registrant and Martin Driscoll dated August 7, 2015		Form S-1 (Exhibit 10.14)	January 5, 2016	333-208875
10.14#	Employment Agreement between Registrant and Jonathan P. Freve dated December 1, 2015		Form S-1 (Exhibit 10.15)	January 5, 2016	333-208875
10.15#	Employment Agreement between Registrant and Nezam H. Afdhal, M.D. dated November 1, 2015		Form S-1 (Exhibit 10.16)	January 5, 2016	333-208875
10.16	Securities Purchase Agreement, dated November 18, 2016, by and among the Registrant and the persons party thereto		Form 8-K (Exhibit 10.1)	November 21, 2016	001-37718

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.17	Registration Rights Agreement, dated November 18, 2016, by and among the Registrant and the persons party thereto		Form 8-K (Exhibit 10.3)	November 21, 2016	001-37718
10.18	Non-Employee Director Compensation Policy		Form 10-K (Exhibit 10.18)	February 14, 2017	001-37718
10.18.1	Amended and Restated Non-Employee Director Compensation Policy, effective January 1, 2019	X
10.19	Controlled Equity OfferingSM Sales Agreement by and between the Registrant and Cantor Fitzgerald & Co., dated August 18, 2017		Form 8-K (Exhibit 10.1)	August 18, 2017	001-37718
21.1	Subsidiaries of the Registrant		Form 10-K (Exhibit 21.1)	February 14, 2017	001-37718
23.1	Consent of RSM US LLP	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Principal Financial Officer	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

# Indicates management contract or compensatory plan

† Confidential treatment granted as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spring Bank Pharmaceuticals, Inc.

Date: March 11, 2019	By:	/s/ Martin Driscoll
Martin Driscoll
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Martin Driscoll	President and Chief Executive Officer (Principal Executive Officer)	March 11, 2019
Martin Driscoll

/s/ Jonathan Freve	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 11, 2019
Jonathan Freve

/s/ Radhakrishnan Iyer, Ph.D.	Chief Scientific Officer and Director	March 11, 2019
Radhakrishnan Iyer, Ph.D.

/s/ Scott Smith	Chairman of the Board and Director	March 11, 2019
Scott Smith

/s/ David Arkowitz	Director	March 11, 2019
David Arkowitz

/s/ Todd Brady, M.D., Ph.D.	Director	March 11, 2019
Todd Brady, M.D., Ph.D.

/s/ Timothy Clackson, Ph.D.	Director	March 11, 2019
Timothy Clackson, Ph.D.

/s/ Kurt Eichler	Director	March 11, 2019
Kurt Eichler

SRING BANK PHARMACEUTICALS, INC.

SPRING BANK PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Spring Bank Pharmaceuticals, Inc.

Hopkinton, Massachusetts

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spring Bank Pharmaceuticals, Inc. and its subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Boston, Massachusetts

March 11, 2019

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$14,724	$23,649
Marketable securities	32,914	26,906
Prepaid expenses and other current assets	1,649	580
Total current assets	49,287	51,135
Marketable securities, long-term	16,804	—
Property and equipment, net	2,319	687
Restricted cash	234	484
Other assets	167	35
Total	$68,811	$52,341
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,880	$1,700
Accrued expenses and other current liabilities	2,367	2,734
Total current liabilities	4,247	4,434
Warrant liabilities	8,511	13,128
Other long-term liabilities	193	31
Total liabilities	12,951	17,593
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 10,000,000 shares at December 31, 2018 and 2017; no shares issued or outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.0001 par value—authorized, 200,000,000 shares at December 31, 2018 and 2017; 16,434,614 and 12,961,993 shares issued and outstanding outstanding at December 31, 2018 and 2017, respectively	2	1
Additional paid-in capital	157,931	113,984
Accumulated deficit	(102,068)	(79,214)
Other comprehensive loss	(5)	(23)
Total stockholders’ equity	55,860	34,748
Total	$68,811	$52,341

See accompanying notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2018	2017
Operating expenses:
Research and development	$19,751	$13,075
General and administrative	8,719	8,178
Total operating expenses	28,470	21,253
Loss from operations	(28,470)	(21,253)
Other income (expense):
Interest income	999	369
Change in fair value of warrant liabilities	4,617	(6,795)
Net loss	(22,854)	(27,679)
Unrealized gain (loss) on marketable securities	18	(16)
Comprehensive loss	$(22,836)	$(27,695)
Net loss per common share:
Basic	$(1.59)	$(2.48)
Diluted	$(1.88)	$(2.48)
Weighted-average number of shares outstanding:
Basic	14,372,174	11,153,269
Diluted	14,618,976	11,153,269

See accompanying notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Data)

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (loss)	Equity
Balance at December 31, 2016	9,416,238	$1	$68,559	$(51,535)	$(7)	$17,018
Stock-based compensation	—	—	1,840	—	—	1,840
Issuance of common stock for services rendered	3,133	—	47	—	—	47
Exercise of warrants	10,960	—	118	—	—	118
Exercise of stock options	10,000	—	92	—	—	92
Issuance of common stock in connection with offering, net of issuance costs of $2,826	3,269,219	—	39,675	—	—	39,675
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $273	252,443	—	3,653	—	—	3,653
Net unrealized loss on marketable securities	—	—	—	—	(16)	(16)
Net loss	—	—	—	(27,679)	—	(27,679)
Balance at December 31, 2017	12,961,993	$1	$113,984	$(79,214)	$(23)	$34,748
Stock-based compensation	—	—	2,662	—	—	2,662
Issuance of common stock for services rendered	9,213	—	114	—	—	114
Issuance of common stock in connection with offering, net of issuance costs of $2,618	3,246,079	1	37,959	—	—	37,960
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $140	217,329	—	3,212	—	—	3,212
Net unrealized gain on marketable securities	—	—	—	—	18	18
Net loss	—	—	—	(22,854)	—	(22,854)
Balance at December 31, 2018	16,434,614	$2	$157,931	$(102,068)	$(5)	$55,860

See accompanying notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(22,854)	$(27,679)
Adjustments for:
Depreciation and amortization	288	158
Loss on disposal of property and equipment	52	—
Change in fair value of warrant liabilities	(4,617)	6,795
Non-cash investment income (expense)	337	(41)
Non-cash stock-based compensation	2,776	1,911
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,069)	260
Other assets	(132)	—
Accounts payable	180	181
Accrued expenses and other liabilities	(205)	732
Net cash used in operating activities	(25,244)	(17,683)
Cash flows from investing activities:
Purchases of marketable securities	(58,000)	(34,397)
Proceeds from sale of marketable securities	34,869	22,314
Purchases of property and equipment	(1,972)	(323)
Net cash used in investing activities	(25,103)	(12,406)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	37,960	39,675
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	3,212	3,653
Proceeds from exercise of warrants	—	118
Proceeds from exercise of stock options	—	92
Cash provided by financing activities	41,172	43,538
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,175)	13,449
Cash, cash equivalents and restricted cash, beginning of period	24,133	10,684
Cash, cash equivalents and restricted cash, end of period	$14,958	$24,133
Supplemental disclosures of cash flow information:
Cash paid for taxes	$3	$1
Cash paid for interest, net	$—	$—

See accompanying notes to consolidated financial statements.

Spring Bank Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1.	NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As of December 31, 2018, the Company had an accumulated deficit of $102.1 million and $64.4 million in cash, cash equivalents and marketable securities.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Sperovie Biosciences, Inc. and SBP Securities Corporation. Sperovie Biosciences, Inc. had operations consisting mainly of legal fees associates with intellectual property activities as of December 31, 2018. SBP Securities Corporation had assets primarily related to investments in marketable securities and operations consisting primarily of interest income as of December 31, 2018. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates relied upon in preparing the accompanying financial statements related to the fair value of marketable securities, common stock and warrant liabilities, accounting for stock-based compensation, income taxes, useful lives of long-lived assets, and accounting for certain accruals. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates.

Cash and Cash Equivalents

Cash equivalents are stated at fair value and include short-term, highly liquid investments with remaining maturities of 90 days or less at the date of purchase. Included in cash and cash equivalents as of December 31, 2018 are money market fund investments of $13.3 million. As of December 31, 2017, included in cash and cash equivalents are money market fund investments of $21.3 million, which are reported at fair value (Note 5).

Restricted Cash

As of December 31, 2018, restricted cash consisted of approximately $234,000, which is held as a security deposit required in conjunction with the lease agreement entered into in October 2017. As of December 31, 2017, restricted cash consisted of approximately $484,000, of which $250,000 is held as collateral for the Company’s credit card program and $234,000 is held as a security deposit required in conjunction with a lease agreement entered into in October 2017.

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

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying value, an impairment loss is recorded for the difference between the carrying value and fair value of the asset. Through December 31, 2018, no such impairment has occurred.

Deferred Rent

The Company’s operating leases include rent escalation payment terms and other incentives received from landlords. Deferred rent represents the difference between actual operating lease payments due and straight-line rent expense over the term of the lease, which is recorded in accrued expenses and other current liabilities. The Company had deferred aggregate rent of $249,000 and $35,000 as of December 31, 2018 and 2017, respectively.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method and the as if-converted method, for convertible securities, if inclusion of these instruments is dilutive. For the year ended December 31, 2018, diluted net loss per share amounts were calculated based on the dilutive effect of the total number of shares of common stock related to the November 2016 Private Placement Warrants and the change in the fair value of the warrant liability. As of December 31, 2017, both methods are equivalent. Basic and diluted net loss per share is described further in Note 2.

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

The Company assesses its income tax positions and records tax benefits based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the consolidated financial statements. The Company classifies interest and penalties associated with such uncertain tax positions as a component of interest expense. As of December 31, 2018 and 2017, the Company has not identified any material uncertain tax positions.

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

Through December 31, 2018, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 will require lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases will be classified as either operating or finance, and classification will be based on criteria similar to current lease accounting, but without explicit bright lines. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU No. 2018-11, “Leases (Topic 842) – Targeted Improvements” (ASU 2018-11), which addresses implementation issues related to the new lease standard. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. Under this standard, disclosures are required to enable users of financial statements in assessing the amount, timing, and uncertainty of cash flows arising from leases. The standard permits two transition methods, (1) to apply the new lease requirements at the beginning of the earliest period presented, or (2) to apply the new lease requirements at the effective date. Under both transition methods there is a cumulative effect adjustment.

The Company adopted the standard on the effective date of January 1, 2019 by applying the new lease requirements at the effective date. The Company also elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows the Company to carry forward the historical lease classification. The Company is currently evaluating the potential changes from this ASU to our future financial reporting and disclosures and designing and implementing related processes and controls. The Company expects the standard to have an impact of approximately $3.0 million on our assets and $3.4 million on our liabilities for the recognition of right-of-use-assets and lease liabilities, which are primarily related to the lease of our corporate headquarters in Hopkinton, Massachusetts. The Company does not expect the standard to have a material impact on our results of operations or liquidity.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II simply replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within Accounting Standards Codification (ASC) Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. This ASU is effective for public companies for the annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The Company adopted this standard as of January 1, 2019; however, the adoption of this standard did not impact the Company’s consolidated financial statements.

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

The following table summarizes the computation of basic and diluted net loss per share of the Company for such periods (in thousands, except share and per share data):

	Year Ended December 31,
	2018	2017
Net loss	$(22,854)	$(27,679)
Less: decrease in change in fair value of warrant liabilities	(4,617)	—
Net loss available to common shareholders	$(27,471)	$(27,679)
Weighted-average number of shares outstanding:
Basic	14,372,174	11,153,269
Effect of dilutive securities:
Common stock warrants	246,802	—
Dilutive potential common shares	14,618,976	11,153,269
Net loss per common share:
Basic	$(1.59)	$(2.48)
Diluted	$(1.88)	$(2.48)

For the year ended December 31, 2018, the diluted net loss per common share amounts under the treasury stock method was calculated based on the dilutive effect of the total number of shares of common stock related to the November 2016 Private Placement Warrants of 1,633,777 shares with an exercise price of $10.79.  For the period ended December 31, 2018, the average stock price was $12.71, providing 246,802 dilutive shares for the November 2016 Private Placement Warrants. The change in the fair value of the warrant liability of $4.6 million is included in the net loss available to common shareholders for the diluted net loss per common share amount. For the year ended December 31, 2017, the diluted net loss per common share is the same as basic net loss per common share.

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact due to the losses reported:

	Year Ended December 31,
	2018	2017
Common stock warrants	28,347	1,787,124
Stock options	1,349,565	988,565

3.	INVESTMENTS

Cash in excess of the Company’s immediate requirements is invested in accordance with the Company’s investments policy that primarily seeks to maintain adequate liquidity and preserve capital.

The following table summarizes the Company’s investments, by category, as of December 31, 2018 and 2017 (in thousands):

	December 31,	December 31,
Investments - Current:	2018	2017
Debt securities - available for sale	$32,914	$26,906
Total	$32,914	$26,906

Investments - Noncurrent:
Debt securities - available for sale	$16,804	$—
Total	$16,804	$—

A summary of the Company’s available-for-sale classified investments as of December 31, 2018 and 2017 consisted of the following (in thousands):

	At December 31, 2018
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Investments - Current:
Corporate bonds	$16,028	$—	$(19)	$16,009
United States treasury securities	16,913	—	(8)	16,905
Total	$32,941	$—	$(27)	$32,914

Investments - Noncurrent:
Corporate bonds	$4,930	$2	$—	$4,932
United States treasury securities	11,852	20	—	11,872
Total	$16,782	$22	$—	$16,804

	At December 31, 2017
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Investments - Current:
Commercial paper	$9,584	$—	$—	$9,584
Corporate bonds	15,347	—	(23)	15,324
United States treasury securities	1,998	—	—	1,998
Total	$26,929	$—	$(23)	$26,906

The amortized cost and fair value of the Company’s available-for-sale investments, by contract maturity, as of December 31, 2018 consisted of the following (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$32,941	$32,914
Due after one year through two years	16,782	16,804
Total	$49,723	$49,718

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of December 31, 2018 and 2017 consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Equipment	$1,064	$727
Furniture and fixtures	400	292
Leasehold improvements	1,347	153
Total property and equipment	2,811	1,172
Less: accumulated depreciation and amortization	(492)	(485)
Property and equipment, net	$2,319	$687

Depreciation expense for the years ended December 31, 2018 and 2017 was $288,000 and $158,000, respectively.

5.	FAIR VALUE MEASUREMENTS

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

A summary of the assets and liabilities that are measured at fair value as of December 31, 2018 and 2017 is as follows (in thousands):

		Fair Value Measurement at December 31, 2018
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$13,264	$13,264	$—	$—
Fixed income securities	49,718	—	49,718	—
Total	$62,982	$13,264	$49,718	$—

Liabilities:
Warrant liabilities	$8,511	$—	$—	$8,511
Total	$8,511	$—	$—	$8,511

		Fair Value Measurement at December 31, 2017
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$21,265	$21,265	$—	$—
Fixed income securities	26,906	—	26,906	—
Total	$48,171	$21,265	$26,906	$—

Liabilities:
Warrant liabilities	$13,128	$—	$—	$13,128
Total	$13,128	$—	$—	$13,128

(1)	Money market funds are included within cash and cash equivalents in the accompanying consolidated balance sheets and are recognized at fair value.

The following table reflects the change in the Company’s Level 3 liabilities, which consist of the warrants issued in a private placement in November 2016 (see Note 7), for the year ended December 31, 2018 (in thousands):

November Private Placement Warrants
Balance at December 31, 2016	$6,333
Change in fair value	6,795
Balance at December 31, 2017	$13,128
Change in fair value	(4,617)
Balance at December 31, 2018	$8,511

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses as of December 31, 2018 and 2017 consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Clinical	$941	$1,093
Compensation and benefits	830	1,024
Accounting and legal	227	453
Other	369	164
Total accrued expenses and other current liabilities	$2,367	$2,734

7.	STOCKHOLDERS’ EQUITY

Common Stock

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

In August 2017, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which the Company may offer and sell, from time to time through Cantor, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million. The Company will pay Cantor a commission rate equal to 3.0% of the aggregate gross proceeds from each sale. During the year ended December 31, 2018, the Company sold an aggregate of 217,329 shares of its common stock pursuant to the Sales Agreement at a weighted-average selling price of $15.42 per share, which resulted in $3.2 million of net proceeds to the Company.  During the year ended December 31, 2017, the Company sold an aggregate of 252,443 shares of its common stock pursuant to the Sales Agreement at a weighted-average selling price of $15.55 per share, which resulted in $3.7 million of net proceeds to the Company.

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

Warrants

In connection with the amendment and restatement of a license agreement with BioHEP in February 2016, the Company issued a warrant to purchase 125,000 shares of the Company’s common stock to BioHEP (the “BioHEP Warrant”). The BioHEP Warrant had an exercise price of $16.00 per share. The Company evaluated the terms of the warrant and concluded that it should be equity-classified. The fair value of the warrant, $0.8 million, was estimated on the issuance date using a Black-Scholes pricing model based on the following assumptions: an expected term of two and a half years, expected stock price volatility of 71%, a risk-free rate of 1.01%, and a dividend yield of 0%. The fair value was expensed as research and development costs. The warrant expired unexercised on August 1, 2018.

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

In November 2016, the Company entered into a definitive agreement with respect to the private placement of 1,644,737 shares of common stock and warrants to purchase 1,644,737 shares of common stock (the “November 2016 Private Placement Warrants”) to a group of accredited investors. These investors paid $9.12 for each share of common stock and warrant to purchase one share of common stock. The November 2016 Private Placement Warrants are exercisable at an exercise price of $10.79 per share and expire on November 23, 2021. The Company evaluated the terms of these warrants and concluded that they are liability-classified. In November 2016, the Company recorded the fair value of these warrants of approximately $8.3 million using a Black-Scholes pricing model. The Company must recognize any change in the value of the warrant liability each reporting period in the statement of operations. As of December 31, 2018 and 2017, the fair value of the November 2016 Private Placement Warrants was approximately $8.5 million and $13.1 million, respectively (see Note 5).

A summary of the Black Scholes pricing model assumptions used to record the fair value of the warrants is as follows:

	December 31, 2018	December 31, 2017
Risk-free interest rate	2.5%	2.0%
Expected term (in years)	2.9	3.9
Expected volatility	78.1%	73.1%
Expected dividend yield	0%	0%

The following table summarizes the warrant activity for the years ended December 31, 2018 and 2017 is as follows:

Warrants
Outstanding at December 31, 2016	1,798,084
Grants	—
Exercises	(10,960)
Expirations/cancellations	—
Outstanding at December 31, 2017	1,787,124
Grants	—
Exercises	—
Expirations/cancellations	(125,000)
Outstanding at December 31, 2018	1,662,124

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

In June 2018, upon receipt of stockholder approval at the Company’s 2018 annual meeting, the 2015 Plan was amended and restated in its entirety increasing the authorized number of shares of common stock reserved for issuance by 800,000 shares (together with the 2014 Plan, the 2015 Plan, the “Stock Incentive Plans”). The Board approved the Amended and Restated 2015 Plan on March 9, 2018. Pursuant to the Amended and Restated 2015 Plan, there are 1,666,863 shares authorized for issuance. In addition, to the extent any outstanding awards under the 2014 Plan expire, terminate or are otherwise surrendered, cancelled or forfeited after the closing of the Company’s IPO, those shares shall be added to the authorized shares under the Amended and Restated 2015 Plan. The total amount of shares authorized for issuance under both the 2014 Plan and the Amended and Restated 2015 Plan is 2,300,000. As of December 31, 2018, the Company had 939,322 shares available for issuance under the Amended and Restated 2015 Plan.

The exercise price of stock options cannot be less than the fair value of the common stock on the date of grant. Stock options awarded under the Stock Incentive Plans expire 10 years after the grant date, unless the Board sets a shorter term.

The following table summarizes the option activity under the Stock Incentive Plans for the years ended December 31, 2018 and 2017:

	Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at December 31, 2016	704,315	$11.82	$—
Granted	297,500	8.45	—
Exercised	(10,000)	9.28	11,228
Cancelled	(3,250)	12.44	—
Options outstanding at December 31, 2017	988,565	$10.83	$2,617,859
Granted	311,000	12.28	—
Exercised	—	—	—
Cancelled	—	—	—
Options outstanding at December 31, 2018	1,299,565	$11.18	$881,385
Options exercisable at December 31, 2018	748,511	$11.23	$499,147

As of December 31, 2018, all options outstanding have a weighted-average remaining contractual life of 7.6 years. The weighted-average fair value of all stock options granted for the year ended December 31, 2018 was $8.67. The intrinsic value at December 31, 2018 and 2017 is based on the closing price of the Company’s common stock on that date of $10.39 per share and $13.44 per share, respectively.

In January 2018, the Company issued a stock option award as an inducement grant (“Inducement Award”) for the purchase of an aggregate of 50,000 shares of the Company’s common stock, outside of the Stock Incentive Plans, at an exercise price of $12.02 per share. The inducement grant is excluded from the option activity table above.

There were no stock options granted prior to 2015. The assumptions the Company used to determine the fair value of stock options granted in 2018 and 2017 are as follows, presented on a weighted-average basis:

	Year Ended December 31,
	2018	2017
Risk-free interest rate	2.5%	2.0%
Expected term (in years)	5.9	6.0
Expected volatility	82.5%	80%
Expected dividend yield	0%	0%

The following table summarizes the stock-based compensation expense for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
Stock-based compensation:	2018	2017
Research and development	$843	$489
General and administrative	1,933	1,422
Total Stock-based compensation	$2,776	$1,911

The fair value of stock options vested during the year ended December 31, 2018 was $2.3 million. At December 31, 2018, there was $3.7 million of unrecognized stock-based compensation expense relating to stock options granted pursuant to the Plans, which will be recognized over the weighted-average remaining vesting period of 2.1 years.

Reserved Shares

As of December 31, 2018 and 2017, the Company reserved the following shares of common stock for issuance of shares resulting from the exercise of outstanding warrants and options, as well as the issuance of shares available for grant under the Stock Incentive Plans:

	December 31,
	2018	2017
2016 BioHEP warrants	—	125,000
2016 IPO warrants	28,347	28,347
November Private Placement Warrants	1,633,777	1,633,777
2014 and 2015 Stock Incentive Plans	2,238,887	1,448,100
Inducement Award	50,000	—
Total	3,951,011	3,235,224

8.	INCOME TAXES

In general, the Company has not recorded a provision for federal or state income taxes as it has had cumulative net operating losses since inception

On December 22, 2017 the President signed the Tax Cuts and Jobs Act (the “JOBS Act”) which reduced the US corporate income tax rate to 21% effective January 1, 2018 as well as a variety of other changes including the limitation of the tax deductibility of interest expense, acceleration of expensing of certain business assets and reductions in the amount of executive pay that could qualify as a tax deduction. ASC 740 requires us to recognize the effect of the tax law changes in the period of enactment. The Company recalculated its deferred tax balances at the new 21% corporate tax rate and recorded an offset for the net amount as a component of income tax expense. This change was offset by a corresponding change in the valuation allowance because the Company maintains a full valuation allowance as of December 31, 2017.  On December 22, 2017, the SEC staff issued Staff Accounting Bulletin ("SAB") 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which provides guidance on accounting for the impact of the JOBS Act, in effect allowing an entity to use a methodology similar to the measurement period in a business combination. Pursuant to the disclosure provisions of SAB 118, as of December 31, 2017 the Company made a reasonable estimate of the effects of the JOBS Act on its existing deferred tax balances. The Company completed its accounting for the tax effects of the JOBS Act as of December 31, 2018 and did not record any material adjustments to the original estimate.

A reconciliation of the statutory U.S. Federal Tax Rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2018	2017
U.S. statutory federal income tax rate	(21.0)%	(34.0)%
State income taxes, net of federal income tax benefit	(7.6)%	(3.8)%
Permanent items	0.6%	0.8%
Warrant adjustment	(4.2)%	8.3%
R&D credit	(0.6)%	(0.3)%
Change in valuation allowance	32.7%	—
Change in federal rate impact	—	29.2%
Other	0.1%	(0.2)%
Effective income tax rate	0.0%	0.0%

The significant components of the Company’s deferred tax assets as of December 31, 2018 and 2017 are as follows (in thousands):

	December 31,
	2018	2017
Net operating loss carryforwards	$23,582	$16,781
Research and development credits	649	520
Accrued expenses	209	265
Property and equipment	(37)	(11)
License payments	612	663
Stock based compensation	1,383	831
Other – net	138	22
Deferred tax assets	26,536	19,071
Valuation allowance	(26,536)	(19,071)
Net deferred tax asset and liability	$—	$—

Because of the Company’s recurring losses since inception, management has concluded that it is more likely than not that the benefits of losses to date which result in deferred tax assets will not be realized and, accordingly, the Company provided a full valuation allowance against the net deferred tax assets. The valuation allowance increased by approximately $7.5 million in 2018 due to the increase in the deferred tax assets (primarily due to the net operating loss carryforwards). In comparison, the valuation allowance increased by approximately $8,000 in 2017 due to the increase in the deferred tax assets (primarily due to the net operating loss carryforwards) largely offset by a decrease from the deferred tax assets previously being valued at 34% and now being valued at 21%. At December 31, 2018, the Company had federal and state net operating loss carryforwards of approximately $86.3 million and $86.4 million, respectively, available to reduce future taxable income, if any. The federal net operating loss carryforwards expire beginning in 2029 and ending in 2037, with the exception of federal net operating losses created after tax years ending December 31, 2017. These net operating loss carryforwards have an indefinite life and do not expire. The state net operating loss carryforwards expire beginning in 2029 and ending in 2038 At December 31, 2018, the Company had available federal and state income tax credits of approximately $294,000 and $449,000, respectively, which are available to reduce future income taxes, if any, through 2038.

Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carry-forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carry-forwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitations is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed several financings since its inception, which may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, or could result in a change in control in the future. The Company has performed a Section 382 study from its inception through December 31, 2017.  The Company determined it experienced two ownership changes, but it expects to be able to utilize all its tax attributes despite the limitations calculated from the ownership changes. If ownership changes occur in the future, they could limit the amount of tax attributes available to offset tax due and increase the Company’s tax expense adversely. The Company will continue to monitor changes in its ownership and update its Section 382 study in the future for those changes before its tax attributes are utilized.

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

The Company files income tax returns in the U.S. federal and Massachusetts jurisdictions. The statute of limitations for assessment by the Internal Revenue Service, or IRS, and state tax authorities is closed for tax years prior to 2015, although carryforward attributes that were generated prior to tax year 2015 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. The Company’s policy is to record interest and penalties on any unrecognized tax benefits as part of tax expense. The Company has not recorded any interest or penalties on any unrecognized tax benefits since its inception. The Company does not believe material uncertain tax positions have arisen to date.

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

9.	COMMITMENTS AND CONTINGENCIES

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

In October 2017, the Company entered into a lease agreement for the Company’s new principal office and laboratory space located in Hopkinton, Massachusetts. The initial term of the lease is 125 months beginning on June 1, 2018, the date the Company began occupying the new premises. The Company has the option to extend the lease one time for an additional 5-year period.  Following an eleven-month rent abatement period, the Company will be obligated to make monthly rent payments in the amount of $34,699, which is subject to increase by approximately 3% annually for the first five years of the lease and by approximately 2.5% annually thereafter. The total lease payments due during the term of the lease are approximately $4.4 million. In addition, the Company is responsible under the lease for specified costs and charges, including certain operating expenses, utilities, taxes and insurance.

Rent paid under both leases for the years ended December 31, 2018 and 2017 was $207,000 and $233,000, respectively.

Future minimum commitments due under all leases at December 31, 2018 are as follows (in thousands):

Year
2019	$417
2020	588
2021	508
2022	450
Thereafter	2,867
Total minimum lease payments	$4,830

The commitments under the lease agreement entered into in October 2017 are included in the table above.

BioHEP Technologies Ltd. License Agreement

In January 2016, the Company entered into an amended and restated license agreement with BioHEP, which became effective on February 1, 2016.

Under the amended and restated license agreement, the Company agreed to pay BioHEP up to $3.5 million in development and regulatory milestone payments for disease(s) caused by each distinct virus for which the Company develops licensed product(s). BioHEP is also eligible to receive tiered royalties in the low-to-mid single-digits on net product sales of licensed products by the Company and its affiliates and sub licensees, and a specified share of non-royalty sublicensing revenues the Company and its affiliates receive from sub licensees, which share of sublicensing revenues is capped at a maximum aggregate of $2.0 million under all such sublicenses. Milestone and royalty payments associated with the Company’s amended and restated license agreement with BioHEP have not been included in the above table of contractual obligations as the Company cannot reasonably estimate if or when they will occur. As of December 31, 2018, there have been no milestone or royalty payments made to BioHEP.

Contingencies

The Company accrues for contingent liabilities to the extent that the liability is probable and estimable.  There are no accruals for contingent liabilities in these consolidated financial statements.

10.	401(k) PLAN

The Company has a 401(k)-defined contribution plan (the “401(k) Plan”) for substantially all of its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits. At the election of its Board, the Company may elect to match employee contributions. For the years ended December 31, 2018 and 2017, the Company paid a match of up to 4%, up to the maximum permitted by the Internal Revenue Code, which amounted to $142,000 and $124,000, respectively.

11.	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2018 and 2017, the Company had no material related party transactions.

12.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date on which the consolidated financial statements were issued, to ensure that this submission includes appropriate disclosure of events both recognized in the consolidated financial statements and events which occurred subsequently but were not recognized in the consolidated financial statements.