Form 10-Q
period 2019-03-31
Spring Bank Pharmaceuticals, Inc.
filed 2019-04-29
CIK 1566373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of April 26, 2019, the registrant had 16,443,132 shares of common stock, $0.0001 par value per share, outstanding.

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

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. You should also read carefully the factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 11, 2019, to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our subsequent Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, press releases, and our website. Any forward-looking statements that we make in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2019	2018
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$16,750	$14,724
Marketable securities	29,857	32,914
Prepaid expenses and other current assets	1,218	1,649
Total current assets	47,825	49,287
Marketable securities, long-term	10,873	16,804
Property and equipment, net	2,307	2,319
Operating lease right-of-use assets	2,915	—
Restricted cash	234	234
Other assets	198	167
Total	$64,352	$68,811
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,986	$1,880
Accrued expenses and other current liabilities	1,693	2,367
Operating lease liabilities, current	269	—
Total current liabilities	3,948	4,247
Warrant liabilities	5,690	8,511
Operating lease liabilities, noncurrent	3,141	—
Other long-term liabilities	27	193
Total liabilities	12,806	12,951
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 10,000,000 shares at March 31, 2019 and December 31, 2018; no shares issued or outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value—authorized, 200,000,000 shares at March 31, 2019 and December 31, 2018; 16,442,532 and 16,434,614 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	2	2
Additional paid-in capital	158,928	157,931
Accumulated deficit	(107,263)	(102,068)
Accumulated other comprehensive loss	(121)	(5)
Total stockholders’ equity	51,546	55,860
Total	$64,352	$68,811

See accompanying notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	For the Three Months Ended March 31,
	2019	2018
Operating expenses:
Research and development	$5,567	$3,977
General and administrative	2,810	2,223
Total operating expenses	8,377	6,200
Loss from operations	(8,377)	(6,200)
Other income:
Interest income	361	134
Change in fair value of warrant liabilities	2,821	1,202
Net loss	(5,195)	(4,864)
Unrealized loss on marketable securities	(116)	—
Comprehensive loss	$(5,311)	$(4,864)
Net loss per common share - basic and diluted	$(0.32)	$(0.37)
Weighted-average number of shares outstanding - basic and diluted	16,436,970	12,991,532

See accompanying notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 and 2018

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (loss)	Equity
Balance at December 31, 2018	16,434,614	$2	$157,931	$(102,068)	$(5)	$55,860
Stock-based compensation	—	—	913	—	—	913
Issuance of common stock for services rendered	7,918	—	84	—	—	84
Net unrealized loss on marketable securities	—	—	—	—	(116)	(116)
Net loss	—	—	—	(5,195)	—	(5,195)
Balance at March 31, 2019	16,442,532	$2	$158,928	$(107,263)	$(121)	$51,546

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (loss)	Equity
Balance at December 31, 2017	12,961,993	$1	$113,984	$(79,214)	$(23)	$34,748
Stock-based compensation	—	—	634	—	—	634
Issuance of common stock for services rendered	1,831	—	24	—	—	24
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $125	190,055	—	2,827	—	—	2,827
Net unrealized gain on marketable securities	—	—	—	(23)	23	—
Net loss	—	—	—	(4,864)	—	(4,864)
Balance at March 31, 2018	13,153,879	$1	$117,469	$(84,101)	$—	$33,369

See accompanying notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,195)	$(4,864)
Adjustments for:
Depreciation and amortization	83	45
Operating lease right-of-use asset amortization	65	—
Change in fair value of warrant liabilities	(2,821)	(1,202)
Non-cash investment income (expense)	(12)	35
Non-cash stock-based compensation	972	658
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	431	(29)
Other assets	(31)	(181)
Accounts payable	106	(45)
Accrued expenses and other liabilities	(411)	(605)
Operating lease liabilities	26	—
Net cash used in operating activities	(6,787)	(6,188)
Cash flows from investing activities:
Proceeds from sale of marketable securities	8,884	13,550
Purchases of marketable securities	—	(10,000)
Purchases of property and equipment	(71)	(250)
Net cash provided by investing activities	8,813	3,300
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	—	2,827
Cash provided by financing activities	—	2,827
Net increase (decrease) in cash, cash equivalents and restricted cash	2,026	(61)
Cash, cash equivalents and restricted cash, beginning of period	14,958	24,133
Cash, cash equivalents and restricted cash, end of period	$16,984	$24,072
Supplemental disclosures of cash flow information:
Cash paid for taxes	$—	$3
Cash paid for interest, net	$—	$—

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

The accompanying interim financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018, and related interim information contained within the notes to the financial statements, are unaudited. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of March 31, 2019, results of operations for the three months ended March 31, 2019 and 2018, and its cash flows for the three months ended March 31, 2019 and 2018. These interim financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on March 11, 2019. The results for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the full fiscal year or any interim period.

As of March 31, 2019, the Company had an accumulated deficit of $107.3 million and $57.5 million in cash, cash equivalents and marketable securities.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Sperovie Biosciences, Inc. and SBP Securities Corporation. Sperovie Biosciences, Inc. had operations consisting mainly of legal fees associated with intellectual property activities as of March 31, 2019. SBP Securities Corporation had assets primarily related to investments in marketable securities and operations consisting primarily of interest income as of March 31, 2019. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash equivalents are stated at fair value and include short-term, highly liquid investments with remaining maturities of 90 days or less at the date of purchase. Included in cash and cash equivalents as of March 31, 2019 and December 31, 2018 are money market fund investments of $15.4 million and $13.3 million, respectively, which are reported at fair value (Note 5).

Restricted Cash

As of March 31, 2019 and December 31, 2018, restricted cash consists of approximately $234,000, which is held as a security deposit required in conjunction with a lease agreement entered into in October 2017.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities and operating lease liabilities in the Company’s consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. This is the rate the Company would have to pay if borrowing on a collateralized basis over a similar term to each lease. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying value, an impairment loss is recorded for the difference between the carrying value and fair value of the asset. Through March 31, 2019, no such impairment has occurred.

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

Stock-Based Compensation

The Company’s stock-based payments include stock options, performance-based restricted stock units and grants of common stock, including common stock subject to vesting. The Company accounts for all stock-based payment awards granted to employees and nonemployees using a fair value method. The measurement date for employee awards is the date of grant, and stock-based compensation costs are recognized as expense over the employees’ requisite service period, which is generally the vesting period, on a straight-line basis. The Company measures the fair value of the performance-based restricted stock units relating to the total share return performance using a Monte Carlo valuation model. The Company adopted ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, effective July 1, 2018, which aligns the accounting treatment of nonemployee awards with employee awards. Stock-based compensation expense is classified in the accompanying consolidated statements of operations and comprehensive loss based on the department to which the related services are provided.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method and the as if-converted method, for convertible securities, if inclusion of these instruments is dilutive. For the three months ended March 31, 2019 and 2018, both methods are equivalent. Basic and diluted net loss per share is described further in Note 2.

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

The Company assesses its income tax positions and records tax benefits based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the consolidated financial statements. The Company classifies interest and penalties associated with such uncertain tax positions as a component of interest expense. As of March 31, 2019 and December 31, 2018, the Company has not identified any material uncertain tax positions.

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

Through March 31, 2019, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirement for Fair Value Measurement. This ASU removes, modifies and adds certain disclosure requirements of ASC Topic 820. The ASU is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2019. The Company is currently evaluating the impact that the adoption of this standard may have on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases are classified as either operating or finance, and classification is based on criteria similar to current lease accounting, but without explicit bright lines. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU No. 2018-11, “Leases (Topic 842) – Targeted Improvements” (ASU 2018-11), which addresses implementation issues related to the new lease standard. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. Under this standard, disclosures are required to enable users of financial statements in assessing the amount, timing, and uncertainty of cash flows arising from leases. The standard permits two transition methods, (1) to apply the new lease requirements at the beginning of the earliest period presented, or (2) to apply the new lease requirements at the effective date. Under both transition methods there is a cumulative effect adjustment.

The Company adopted the standard on the effective date of January 1, 2019 by applying the new lease requirements at the effective date. Prior periods continue to be presented based on the accounting standards originally in effect for such periods. The Company also elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows the Company to carry forward the historical lease classification. The Company will also apply the practical expedient not to separate lease and non-lease components for new and modified leases commencing after adoption. The standard had an impact of approximately $3.0 million on the Company’s assets and $3.4 million on its liabilities, as of January 1, 2019, for the recognition of right-of-use assets and lease liabilities, which are primarily related to the lease of its corporate headquarters in Hopkinton, Massachusetts. The standard did not have a material impact on the Company’s results of operations or liquidity.

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

2. NET LOSS PER SHARE

The following table summarizes the computation of basic and diluted net loss per share of the Company for such periods (in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2019	2018
Net loss	$(5,195)	$(4,864)
Weighted-average number of shares outstanding - basic and diluted	16,436,970	12,991,532
Net loss per common share - basic and diluted	$(0.32)	$(0.37)

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

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact due to the losses reported:

	For the Three Months Ended March 31,
	2019	2018
Common stock warrants	1,662,124	1,787,124
Stock options, RSUs and Inducement awards	1,919,765	1,261,065

3. INVESTMENTS

Cash in excess of the Company’s immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The following table summarizes the Company’s investments, by category, as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,
Investments - Current:	2019	2018
Debt securities - available for sale	$29,857	$32,914
Total	$29,857	$32,914

Investments - Noncurrent:
Debt securities - available for sale	$10,873	$16,804
Total	$10,873	$16,804

A summary of the Company’s available-for-sale classified investments as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	At March 31, 2019
	Cost Basis	Accumulated Unrealized Gains	Accumulated Unrealized Losses	Fair Value
Investments - Current:
Corporate bonds	$10,063	$—	$(30)	$10,033
United States treasury securities	19,896	—	(72)	19,824
Total	$29,959	$—	$(102)	$29,857

Investments - Noncurrent:
Corporate bonds	$4,968	$—	(13)	$4,955
United States treasury securities	5,924	—	(6)	5,918
Total	$10,892	$—	$(19)	$10,873

	At December 31, 2018
	Cost Basis	Accumulated Unrealized Gains	Accumulated Unrealized Losses	Fair Value
Investments - Current:
Corporate bonds	$16,028	$—	$(19)	$16,009
United States treasury securities	16,913	—	(8)	16,905
Total	$32,941	$—	$(27)	$32,914

Investments - Noncurrent:
Corporate bonds	$4,930	$2	$—	$4,932
United States treasury securities	11,852	20	—	11,872
Total	$16,782	$22	$—	$16,804

The amortized cost and fair value of the Company’s available-for-sale investments, by contract maturity, as of March 31, 2019 consisted of the following (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$29,959	$29,857
Due after one year through two years	10,892	10,873
Total	$40,851	$40,730

4. PROPERTY AND EQUIPMENT, NET

Property and equipment as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Equipment	$1,152	$1,064
Furniture and fixtures	377	400
Leasehold improvements	1,353	1,347
Total property and equipment	2,882	2,811
Less: accumulated depreciation and amortization	(575)	(492)
Property and equipment, net	$2,307	$2,319

Depreciation expense for the three months ended March 31, 2019 and 2018 was $83,000 and $45,000, respectively.

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

A summary of the assets and liabilities that are measured at fair value as of March 31, 2019 and December 31, 2018 is as follows (in thousands):

		Fair Value Measurement at March 31, 2019
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$15,380	$15,380	$—	$—
Fixed income securities	40,730	—	40,730	—
Total	$56,110	$15,380	$40,730	$—

Liabilities:
Warrant liabilities	$5,690	$—	$—	$5,690
Total	$5,690	$—	$—	$5,690

		Fair Value Measurement at December 31, 2018
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$13,264	$13,264	$—	$—
Fixed income securities	49,718	—	49,718	—
Total	$62,982	$13,264	$49,718	$—

Liabilities:
Warrant liabilities	$8,511	$—	$—	$8,511
Total	$8,511	$—	$—	$8,511

(1)	Money market funds are included within cash and cash equivalents in the accompanying consolidated balance sheets and are recognized at fair value.

The following table reflects the change in the Company’s Level 3 liabilities, which consists of the warrants issued in a private placement in November 2016 (see Note 7), for the period ended March 31, 2019 (in thousands):

November Private Placement Warrants
Balance at December 31, 2017	$13,128
Change in fair value	(4,617)
Balance at December 31, 2018	8,511
Change in fair value	(2,821)
Balance at March 31, 2019	$5,690

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Clinical	$960	$941
Compensation and benefits	424	830
Accounting and legal	223	227
Other	86	369
Total accrued expenses and other current liabilities	$1,693	$2,367

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

In August 2017, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which the Company may offer and sell, from time to time through Cantor, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million. The Company pays Cantor a commission rate equal to 3.0% of the aggregate gross proceeds from each sale. During the three months ended March 31, 2019, the Company made no sales under the Sales Agreement. During the year ended December 31, 2018, the Company sold an aggregate of 217,329 shares of its common stock pursuant to the Sales Agreement at a weighted-average selling price of $15.42 per share, which resulted in $3.2 million of net proceeds to the Company.

In August 2018, the Company issued and sold in an underwritten public offering an aggregate of 3,246,079 shares of its common stock at $12.50 per share, which included 246,079 shares pursuant to the exercise of an option to purchase additional shares granted to the underwriters in connection with the offering. The offering resulted in $38.0 million of net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

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

In connection with the Company’s IPO, the Company issued to the sole book-running manager for the IPO a warrant to purchase 27,600 shares of common stock in May 2016 and a warrant to purchase 747 shares of common stock in June 2016 (together, the “IPO Warrants”). The IPO Warrants are exercisable at an exercise price of $15.00 per share and expire on May 5, 2021. The Company evaluated the terms of the IPO Warrants and concluded that they should be equity-classified. The fair value of the May 2016 IPO Warrants was estimated on the applicable issuance dates using a Black-Scholes pricing model based on the following assumptions: an expected term of 4.99 years; expected stock price volatility of 87%; a risk-free rate of 1.20%; and a dividend yield of 0%. The fair value of the June 2016 IPO Warrants was estimated on the applicable issuance dates using a Black-Scholes pricing model based on the following assumptions: an expected term of 4.92 years; expected stock price volatility of 87%; a risk-free rate of 1.23%; and a dividend yield of 0%. The aggregate fair value of the IPO Warrants was approximately $0.2 million.

In November 2016, the Company entered into a definitive agreement with respect to the private placement of 1,644,737 shares of common stock and warrants to purchase 1,644,737 shares of common stock (the “November 2016 Private Placement Warrants”) to a group of accredited investors. These investors paid $9.12 for each share of common stock and warrant to purchase one share of common stock. The November 2016 Private Placement Warrants are exercisable at an exercise price of $10.79 per share and expire on November 23, 2021. The Company evaluated the terms of these warrants and concluded that they are liability-classified. In November 2016, the Company recorded the fair value of these warrants of approximately $8.3 million using a Black-Scholes pricing model. The

Company must recognize any change in the value of the warrant liability each reporting period in the statement of operations. As of March 31, 2019 and December 31, 2018, the fair value of the November 2016 Private Placement Warrants was approximately $5.7 million and $8.5 million, respectively (see Note 5).

A summary of the Black-Scholes pricing model assumptions used to record the fair value of the warrants is as follows:

	March 31, 2019	December 31, 2018
Risk-free interest rate	2.2%	2.5%
Expected term (in years)	2.6	2.9
Expected volatility	51.1%	78.1%
Expected dividend yield	0%	0%

A summary of the warrant activity for the three months ended March 31, 2019 and for the year ended December 31, 2018 is as follows:

Warrants
Outstanding at December 31, 2017	1,787,124
Grants	—
Exercises	—
Expirations/cancellations	(125,000)
Outstanding at December 31, 2018	1,662,124
Grants	—
Exercises	—
Expirations/cancellations	—
Outstanding at March 31, 2019	1,662,124

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

2015 Stock Incentive Plan and Amended and Restated 2015 Stock Incentive Plan

The Company’s Board of Directors initially adopted the 2015 Plan in December 2015, subject to stockholder approval, and authorized 750,000 shares of Common Stock to be issues und ether 2015 Plan. The 2015 Plan became effective upon the closing of the Company’s IPO on May 11, 2016 after approval by the Company’s stockholders. The 2015 Plan provides for the issuance of common stock, stock options and other stock-based awards to employees, officers, directors, consultants and advisors of the Company.

In June 2018, upon receipt of stockholder approval at the Company’s 2018 annual meeting, the 2015 Plan was amended and restated in its entirety increasing the authorized number of shares of common stock reserved for issuance by 800,000 shares (together with the 2014 Plan, the 2015 Plan, the “Stock Incentive Plans”). The Board approved the Amended and Restated 2015 Plan on March 9, 2018. Pursuant to the Amended and Restated 2015 Plan, there are 1,666,863 shares authorized for issuance. In addition, to the extent any outstanding awards under the 2014 Plan expire, terminate or are otherwise surrendered, cancelled or forfeited after the closing of the Company’s IPO, those shares are added to the authorized shares under the Amended and Restated 2015 Plan. The total amount of shares authorized for issuance under both the 2014 Plan and the Amended and Restated 2015 Plan is 2,300,000. As of March 31, 2019, the Company had 401,204 shares available for issuance under the Amended and Restated 2015 Plan.

The exercise price of stock options cannot be less than the fair value of the common stock on the date of grant. Stock options awarded under the Stock Incentive Plans expire 10 years after the grant date, unless the Board sets a shorter term. There were no stock options granted prior to 2015.

The following table summarizes the option activity under the Stock Incentive Plans for the three months ended March 31, 2019 and the year ended December 31, 2018:

	Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at December 31, 2017	988,565	$10.83	$2,617,859
Granted	311,000	12.28	—
Exercised	—	—	—
Cancelled	—	—	—
Outstanding at December 31, 2018	1,299,565	11.18	881,385
Granted	343,000	10.37	—
Exercised	—	—	—
Cancelled	(16,500)	14.78	—
Options outstanding at March 31, 2019	1,626,065	$10.97	$969,205
Options exercisable at March 31, 2019	877,941	$11.27	$576,923

As of March 31, 2019, all options outstanding have a weighted-average remaining contractual life of 7.9 years. The weighted-average fair value of all stock options granted for the three months ended March 31, 2019 was $7.30.  Intrinsic value at March 31, 2019 and December 31, 2018 is based on the closing price of the Company’s common stock on that date of $10.49 per share and $10.39 per share, respectively.

In January 2018, the Company issued a stock option award as an inducement grant for the purchase of an aggregate of 50,000 shares of the Company’s common stock, outside of the Stock Incentive Plans, at an exercise price of $12.02 per share. The inducement grant is excluded from the option activity table above.

In February 2019, the Company issued a stock option award as an inducement grant for the purchase of an aggregate of 40,000 shares of the Company’s common stock, outside of the Stock Incentive Plans, at an exercise price of $10.39 per share. The inducement grant is excluded from the option activity table above.

Performance-Based Restricted Stock Units

In January 2019, the Company issued performance-based restricted stock units (“RSUs”) to senior management under the 2015 Plan that represent shares potentially issuable in the future subject to the satisfaction of certain performance milestones as well as a service condition. The vesting of 50% of the RSUs is based upon the Company’s performance relative to a peer group over a two-year performance period, from January 1, 2019 through December 31, 2020, measured by the Company’s relative total shareholder return. The vesting of 25% of the RSUs is based on the achievement of a performance goal milestone as of December 31, 2019 and vesting of the remaining 25% of the RSUs is based upon the achievement of a performance goal milestone as of December 31, 2020.

The Company estimates the fair value of market-based RSUs at the date of grant using a Monte Carlo valuation methodology and amortizes those fair values over the requisite service period for each separately vesting tranche of the award. The Monte Carlo methodology that the Company uses to estimate the fair value of market-based RSUs at the date of grant incorporates into the valuation the possibility that the market condition may not be satisfied. Provided that the requisite service is rendered, the total fair value of the market-based RSUs at the date of grant must be recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the performance of the specified market criteria.

The Company estimates the fair value of performance-based RSUs at the date of grant using the fair value method and the probability that the specified performance criteria will be met. Each quarter the Company updates its assessment of the probability that the specified performance criteria will be achieved and adjusts its estimate of the fair value of the performance-based RSUs, if necessary. The Company amortizes the fair values of performance-based RSUs over the requisite service period for each separately vesting tranche of the award. As of March 31, 2019, the Company estimates that it is currently probable that it will achieve the clinical milestones included in the PSU performance goals and has recognized the stock-based compensation expense for the RSUs issued as it relates to the milestone base performance goals. The total stock-based compensation recognized for the three months ended March 31, 2019 for the RSUs was approximately $158,000.

The following table is a rollforward of performance-based restricted stock unit activity under the Stock Incentive Plans for the three months ended March 31, 2019:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Total Nonvested Units at December 31, 2018	—	$—
Granted	203,700	8.49
Exercised	—	—
Vested	—	—
Total Nonvested Units at March 31, 2019	203,700	$8.49

There were no performance-based restricted stock units exercisable as of March 31, 2019.

Stock-Based Compensation

The assumptions the Company used to determine the fair value of stock options granted to employees and directors during the three months ended March 31, 2019 and 2018 are as follows, presented on a weighted-average basis:

	Three Months Ended March 31,
	2019	2018
Risk-free interest rate	2.6%	2.4%
Expected term (in years)	6.0	6.0
Expected volatility	81.1%	82.7%
Expected dividend yield	0%	0%

The assumptions used to determine the fair value of the performance-based restricted stock units granted to management during the three months ended March 31, 2019 for the performance goal milestone units is based on the market price of the award on the grant date, which was a weighted average fair value for the three months ended March 31, 2019 of $10.35 per share. The fair value of the performance-based restricted stock units granted to management in 2019 for the Company’s relative total share return units is based on the Monte Carlo Simulation method on the grant date, which the weighted average fair value as of the three months ended March 31, 2019 was $6.62 per share.

The following table summarizes the Company’s stock-based compensation expense for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
Stock-based compensation:	2019	2018
Research and development	$317	$201
General and administrative	655	455
Total Stock-based compensation	$972	$656

The fair value of stock options vested during the three months ended March 31, 2019 was $1.3 million. At March 31, 2019, there was $5.4 million of unrecognized stock-based compensation expense relating to stock options granted pursuant to the Stock Incentive Plans, which will be recognized over the weighted-average remaining vesting period of 2.8 years.

The expense recognized is partially dependent upon the Company’s estimate of the number of shares that will ultimately be issued. At March 31, 2019, there was $1.6 million of unrecognized stock-based compensation expense relating to performance-based restricted stock units granted pursuant to the Stock Incentive Plans, which will be recognized over the weighted-average remaining vesting period of 1.8 years.

Reserved Shares

As of March 31, 2019 and December 31, 2018, the Company reserved the following shares of common stock for issuance of shares resulting from exercise of outstanding warrants, options and performance-based restricted stock units, as well as issuance of shares available for grant under the Stock Incentive Plans:

	March 31,	December 31,
	2019	2018
2016 IPO warrants	28,347	28,347
November Private Placement Warrants	1,633,777	1,633,777
2015 Amended and Restated Stock Incentive Plans	2,230,969	2,238,887
Inducement Awards	90,000	50,000
Total	3,983,093	3,951,011

8. LEASES

The Company has operating leases for its principal office and laboratory space and the Company’s former headquarters. The Company’s leases have remaining lease terms of approximately 10 years for its principal office and laboratory space, which includes an option to extend the lease for up to 5 years, and approximately 2 years for its former headquarters. The Company’s former headquarters location is subleased through the remainder of the lease term.

Other information related to leases was as follows:

Three Months Ended March 31,
Cash paid for amounts included in the measurement of lease liabilities:	2019
Operating cash flow from operating leases (in thousands)	$39

Right-of-use assets obtained in exchange for lease obligations:
Operating leases (in thousands)	$2,980

Weighted Average Remaining Lease Term
Operating leases	8.9 years

Weighted Average Discount Rate
Operating leases	8.0%

Operating lease costs and variable lease costs under the leases for the three months ended March 31, 2019 was approximately $130,000 and $26,000, respectively. Total operating lease costs were offset by $19,000 for sublease income and variable lease cost payments. Total rent expense for the three months ended March 31, 2018 was $73,000, which included payments for a lease of the Company’s research and development facility. The lease term of the research and development facility ended as of March 31, 2018.

The following table summarizes the Company’s maturities of operating lease liabilities as of March 31, 2019 (in thousands):

Year
2019 (excluding the three months ended March 31, 2019)	$378
2020	588
2021	508
2022	450
2023	462
Thereafter	2,405
Total lease payments	$4,791
Less: present value discount	(1,381)
Total	$3,410

For comparative purposes, the Company’s aggregate future minimum non-cancellable commitments under operating leases as of December 31, 2018 were as follows:

Year
2019	$417
2020	588
2021	508
2022	450
Thereafter	2,867
Total minimum lease payments	$4,830

9. COMMITMENTS AND CONTINGENCIES

BioHEP Technologies Ltd. License Agreement

In January 2016, the Company entered into an amended and restated license agreement with BioHEP, which became effective on February 1, 2016.

Under the amended and restated license agreement, the Company agreed to pay BioHEP up to $3.5 million in development and regulatory milestone payments for disease(s) caused by each distinct virus for which the Company develops licensed product(s). BioHEP is also eligible to receive tiered royalties in the low-to-mid single-digits on net product sales of licensed products by the Company and its affiliates and sub licensees, and a specified share of non-royalty sublicensing revenues the Company and its affiliates receive from sub licensees, which share of sublicensing revenues is capped at a maximum aggregate of $2.0 million under all such sublicenses. Milestone and royalty payments associated with the Company’s amended and restated license agreement with BioHEP cannot be reasonably estimated as to whether or when they will occur. As of March 31, 2019, there have been no milestone or royalty payments made to BioHEP.

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

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2018, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission, or the SEC, on March 11, 2019.

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

We are developing inarigivir, an orally-administered investigational selective immunomodulator, as a potential backbone in a combinatorial treatment for chronic HBV, with a goal to accelerate and substantially increase functional cure rates in a simple, safe and selective manner. We recently completed our global Phase 2 ACHIEVE trial of inarigivir, and in April 2019, we launched two Phase 2 global trials (CATALYST 1 and CATALYST 2) examining the administration of inarigivir 400mg as monotherapy and co-administered with a nucleotide in naïve and virally-suppressed chronic HBV patients. We are also pursuing the development of SB 9225, a co-formulation of inarigivir with tenofovir disoproxil fumarate, or TDF, as a potential fixed-dose combination product for the treatment of patients with chronic HBV.  In addition to our inarigivir clinical trials, we continue to explore collaborations, including with siRNA compounds targeting hepatitis B surface antigen, or HBsAg, as well as other antiviral and immunomodulatory mechanisms. We believe the immunomodulatory activity of inarigivir could become a key component of a future combinatorial treatment for patients infected with chronic HBV, increasing the percentage of chronic HBV patients who achieve a functional cure.

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

In addition to our inarigivir clinical development program, we are developing our lead STING agonist product candidate, SB 11285, as a potential next-generation immunotherapeutic agent for the treatment of selected cancers.  In our preclinical studies in multiple tumor-derived cell lines, SB 11285 has been observed to cause the induction of cytokines consistent with engagement of the target, as well as cell death and apoptosis. Based on our preclinical studies performed to date, SB 11285 has reduced tumor volumes, without dose-limiting toxicities, in multiple rodent tumor models when administered intravenously or intratumorally. These findings lead us to believe that SB 11285 has the potential to be administered clinically by either route of administration, and that SB 11285 may be used to target a variety of tumors at various anatomic sites and, if approved, has the potential to be used in combination with other therapeutic modalities to enhance efficacy. We anticipate that we will submit an investigational new drug or clinical trial application for SB 11285 in the second quarter of 2019, and, if approved, initiate a Phase 1b clinical trial in cancer later in 2019.

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

We have incurred significant annual net operating losses in every year since our inception and expect to continue to incur significant expenses and net operating losses for the foreseeable future. Our net losses for the three months ended March 31, 2019 and 2018 were $5.2 million and $4.9 million, respectively. As of March 31, 2019, we had an accumulated deficit of $107.3 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and increasing operating losses for the next several years.

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

As of March 31, 2019, we had $57.5 million in cash, cash equivalents and marketable securities. We expect that our cash, cash equivalents and marketable securities as of March 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2021. See “—Liquidity and Capital Resources.”

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

Warrants Issued in 2016 Private Placement

In connection with our private placement offering in November 2016, or the November private placement, we issued warrants to purchase 1,644,737 shares of common stock, which we refer to as the November 2016 Warrants. These warrants are exercisable at an exercise price of $10.79 per share. We evaluated the terms of these warrants and concluded that they should be liability-classified. In November 2016, we recorded the fair value of these warrants of approximately $8.3 million. We recognize any change in the value of the warrant liability each reporting period in the statement of operations. As of March 31, 2019, the fair value of the warrants was approximately $5.7 million, which is a decrease of $2.8 million from the fair value of approximately $8.5 million as of December 31, 2018.  See Note 7 of the notes to the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Stock-Based Compensation

We issue stock-based awards to employees and non-employees, generally in the form of stock options or performance-based restricted stock units. We account for our stock-based compensation awards in accordance with Financial Accounting Standards Board, (FASB) ASC Topic 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees, including grants of employee stock options and modifications to existing stock awards, to be recognized in the statements of operations and comprehensive loss based on their fair values. We adopted ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, effective July 1, 2018, which aligns the accounting treatment of nonemployee awards with employee awards. Described below is the methodology we have utilized in measuring stock-based compensation expense. Stock option, common stock and restricted stock values are determined based on a blend of our stock price and the quoted market price of our comparable public companies.

We measure stock options and other stock-based awards granted to employees, nonemployees and directors based on the fair value on the date of grant and recognize the corresponding compensation expense of those awards, over the requisite service period, which is generally the vesting period of the respective award. Generally, we issue stock options and performance based restricted stock units with service-based vesting conditions and record the expense for these awards using the straight-line method. Each quarter we update our assessment of the probability that the specified performance criteria will be achieved and adjust our estimate of the fair value of the performance-based RSUs if necessary. We adopted ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09, effective January 1,

2017. Prior to adoption, share-based compensation expense was recognized on a straight-line basis, net of estimated forfeitures, such that expense was recognized only for share-based awards that are expected to vest. A forfeiture rate was estimated annually and revised, if necessary, in subsequent periods if actual forfeitures differed from initial estimates. Following adoption of ASU 2016-09, we no longer apply a forfeiture rate and instead will account for forfeitures as they occur.

We estimate the fair value of each stock option grant using the Black-Scholes option-pricing model. Use of this model requires that we make assumptions as to the fair value of our common stock, the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. Because we lack company-specific historical and implied volatility information due in part to the limited time in which we have operated as a publicly traded company, we estimate our expected volatility based on the historical volatility of a group of publicly traded peer companies. We expect to continue to do so until such time as we have adequate historical data regarding the volatility of our traded stock price. We use the simplified method prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of options granted to employees and directors. We base the expected term of options granted to consultants and nonemployees on the contractual term of the options. We determine the risk-free interest rate by reference to the United States Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future. We measure the fair value of the performance-based restricted stock units relating to the total share return performance using a Monte Carlo valuation model.

There were no stock options granted prior to 2015. We recognize forfeitures as they occur and the compensation expense is reversed in the period that the forfeiture occurs. The assumptions we used to determine the fair value of granted stock options in three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
Risk-free interest rate	2.6%	2.4%
Expected term (in years)	6.0	6.0
Expected volatility	81.1%	82.7%
Expected dividend yield	0%	0%

These assumptions represented our best estimates, but the estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different. We recognize compensation expense for only the portion of awards that are expected to vest.

We expect the impact of our stock-based compensation expense for stock options and performance based restricted stock units granted to employees and non-employees to grow in future periods due to the potential increases in the fair value of our common stock and the increase in the number of grants as a result of an increase in headcount.

The following table summarizes the classification of our stock-based compensation expenses recognized in our consolidated statements of operations and comprehensive loss (in thousands):

	For the Three Months Ended March 31,
Stock-based compensation:	2019	2018
Research and development	$317	$201
General and administrative	655	455
Total Stock-based compensation	$972	$656

JOBS Act

In April 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company,” or EGC, can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Subject to certain conditions, as an EGC, we intend to rely on certain exemptions afforded by the JOBS Act, including the exemption from: certain requirements related to the disclosure of executive compensation in our periodic reports and proxy statements, and the requirement that we hold a nonbinding advisory vote on executive compensation and any golden parachute payments; the requirement that the auditors provide an attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; and complying with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an EGC until the earliest of the last day of the fiscal year in which we have total annual gross revenues of approximately $1.07 billion or more; the last day of the fiscal year following the fifth anniversary of the date of the completion of the closing of our IPO, which is December 31, 2021; the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018	Change
Operating expenses:
Research and development	$5,567	$3,977	$1,590
General and administrative	2,810	2,223	587
Total operating expenses	8,377	6,200	2,177
Loss from operations	(8,377)	(6,200)	(2,177)
Other income	361	134	227
Change in fair value of warrant liabilities	2,821	1,202	1,619
Net loss	$(5,195)	$(4,864)	$(331)

Research and development expenses. Research and development expenses during the three months ended March 31, 2019 and 2018 were $5.6 million and $4.0 million, respectively. The increase of $1.6 million during the three months ended March 31, 2019 was due primarily to an increase in spending on preclinical studies and clinical trial-related activities for inarigivir and preclinical studies for SB 11285 of $1.0 million, salaries and benefits associated with higher research and development headcount of $0.3 million, laboratory supplies of $0.1 million, non-cash charges for stock-based compensation of $0.1 million and other research and development costs of $0.1 million.

General and administrative expenses. General and administrative expenses during the three months ended March 31, 2019 and 2018 were $2.8 million and $2.2 million, respectively. The increase of $0.6 million during the three months ended March 31, 2019 was primarily due to an increase in non-cash charges for stock-based compensation of $0.2 million, legal costs of $0.2 million, salaries and benefits of $0.1 million and other general and administrative costs of $0.1 million.

Other income. Other income during the three months ended March 31, 2019 and 2018 is solely comprised of interest income. Interest income during the three months ended March 31, 2019 and 2018 was $0.3 million and $0.1 million, respectively, and was primarily related to the interest earned on marketable securities. The increase in interest income during the three months ended March 31, 2019 was due to a higher average balance of marketable securities.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities during the three months ended March 31, 2019 and 2018 was a loss of $2.8 million and $1.2 million, respectively. The change in value each period was solely related to the change in the fair value of the November 2016 Warrants, primarily as a result of the change in our stock price and stock price volatility.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through March 31, 2019, we have financed our operations through proceeds received from private placements of convertible notes, common stock and/or warrants, the exercise of options and warrants, NIH grant funding and public offerings of securities. As of March 31, 2019, we had cash, cash equivalents and marketable securities totaling $57.5 million and an accumulated deficit of $107.3 million.

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

In August 2017, we entered into a Controlled Equity OfferingSM Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $50.0 million. We pay Cantor a commission rate equal to 3.0% of the aggregate gross proceeds from each sale. Shares sold under the Sales Agreement are offered and sold pursuant to our S-3 Registration Statement , and a prospectus supplement and accompanying base prospectus that we filed with the Securities and Exchange Commission on August 18, 2017.  During the three months ended March 31, 2019, we made no sales under the Sales Agreement. During the year ended December 31, 2018, we sold an aggregate of 217,329 shares of our common stock under the Sales Agreement at a weighted average selling price of $15.42 per share, which resulted in $3.2 million of net proceeds.

Cash Flows

The following table summarizes sources and uses of cash for each of the periods presented (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(6,787)	$(6,188)
Net cash provided by investing activities	8,813	3,300
Net cash provided by financing activities	—	2,827
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,026	$(61)

Net cash used in operating activities. The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities during the three months ended March 31, 2019 and 2018 was $6.8 million and $6.2 million, respectively. The increase in cash used in operating activities during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 of $0.6 million was primarily due to an increase in the net loss of $0.3 million offset by a decrease in prepaid expenses and other current assets of $0.5 million, other assets of $0.1 million, accounts payable of $0.1 million and accrued expenses and other current and non-current liabilities of $0.2 million. In addition, there was an increase in the non-cash change in the fair value of the warrant liability of $1.6 million, the non-cash stock-based compensation of $0.3 million and the non-cash operating lease right-of-use asset amortization of $0.1 million.

Net cash used in investing activities. Net cash provided by investing activities during the three months ended March 31, 2019 and 2018 was $8.8 million and $3.3 million, respectively. The cash provided by investing activities during the three months ended March 31, 2019 was primarily the result of $8.9 million in proceeds from the sale of marketable securities, which was offset by $0.1 million for the purchase of property and equipment. The cash provided by investing activities during the three months ended March 31, 2018 was primarily the result of $13.6 million in proceeds from the sale of marketable securities, which was offset by $10.0 million for the purchase of marketable securities and $0.3 million for the purchase of property and equipment.

Net cash provided by financing activities. There were no financing activities during the three months ended March 31, 2019. Net cash provided by financing activities during the three months ended March 31, 2018 was $2.8 million and was primarily the result of net proceeds from our at-the-market offering program under the Sales Agreement.

Funding Requirements

We expect to continue to incur significant and increasing losses for the foreseeable future. We anticipate these losses to increase as our expenses increase, and we expect that our expenses will increase if and as we:

•	continue to develop and conduct clinical trials of inarigivir, including our upcoming Phase 2 CATALYST clinical trials of inarigivir for chronic HBV;

•	continue preclinical development of SB 11285, our lead STING agonist product candidate, and initiate clinical trials of SB 11285, if supported by the preclinical data;
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

We expect that our existing cash, cash equivalents and marketable securities as of March 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

Adequate additional funds may not be available to us on acceptable terms, or at all. We do not currently have any committed external source of funds. As of March 31, 2019, we had up to $59.6 million in securities available for future issuance under the S-3 Registration Statement, which included $42.7 million in shares issuable pursuant to our at-the-market program and our Sales Agreement with Cantor. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Additional debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interests of our stockholders.

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

Contractual Obligations and Commitments

We have contractual obligations pursuant to our amended and restated license agreement with BioHEP. Under this agreement, we have agreed to pay up to $3.5 million in development and regulatory milestone payments to BioHEP for each distinct viral indication for which we develop licensed product(s). BioHEP is also eligible to receive tiered royalties in the low-to-mid single-digits on net product sales of licensed products by us and our affiliates and sub licensees, and a specified share of non-royalty sublicensing revenues we and our affiliates receive from sub licensees, which share of sublicensing revenues is capped at a maximum aggregate of $2.0 million under all such sublicenses. Milestone and royalty payments associated with our amended and restated license agreement with BioHEP have not been included in the above table of contractual obligations as we cannot reasonably estimate if or when they will occur. As of March 31, 2019, there have been no milestone or royalty payments made to BioHEP.

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

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirement for Fair Value Measurement. This ASU removes, modifies and adds certain disclosure requirements of ASC Topic 820. The ASU is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after

December 31, 2019. We are currently evaluating the impact that the adoption of this standard may have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases are classified as either operating or finance, and classification is based on criteria similar to current lease accounting, but without explicit bright lines. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU No. 2018-11, “Leases (Topic 842) – Targeted Improvements” (ASU 2018-11), which addresses implementation issues related to the new lease standard. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. Under this standard, disclosures are required to enable users of financial statements in assessing the amount, timing, and uncertainty of cash flows arising from leases. The standard permits two transition methods, (1) to apply the new lease requirements at the beginning of the earliest period presented, or (2) to apply the new lease requirements at the effective date. Under both transition methods there is a cumulative effect adjustment.

We adopted the standard on the effective date of January 1, 2019 by applying the new lease requirements at the effective date. Prior periods continue to be presented based on the accounting standards originally in effect for such periods. We also elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows us to carry forward the historical lease classification. We will also apply the practical expedient not to separate lease and non-lease components for new and modified leases commencing after adoption. The standard had an impact of approximately $3.0 million on our assets and $3.4 million on our liabilities, as of January 1, 2019, for the recognition of right-of-use assets and lease liabilities, which are primarily related to the lease of our corporate headquarters in Hopkinton, Massachusetts. The standard did not have a material impact on our results of operations or liquidity.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. Our cash, cash equivalents and marketable securities of $57.5 million as of March 31, 2019, consisted of cash, cash equivalents and marketable securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because a significant amount of the marketable securities in our investment portfolio are short-term in nature , an immediate 10% change in market interest rates would not be expected to have a material impact on the fair market value of our investment portfolio or on our financial condition or results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2019, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any material litigation.

Item 1A.	Risk Factors.

There have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On February 19, 2019, we issued an option grant to our new vice president, head of oncology & immunology clinical development, as a new hire inducement option grant pursuant to Nasdaq Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933, as amended. The option grant is for the purchase of an aggregate of 40,000 shares of our common stock.  This stock option award is exercisable at $10.39 per share and vests as to 25% on the one-year anniversary of the employee’s date of hire, with the remaining vesting monthly thereafter until February 2023, subject to continued employment.

Item 6.	Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description

10.1

Form of Performance-Based Restricted Stock Unit Agreement under 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to Spring Bank Pharmaceuticals, Inc.’s Annual Report on Form 10-K filed on March 11, 2019).

10.2

Amended and Restated Non-Employee Director Compensation Policy, effective January 1, 2019 (incorporated by reference to Exhibit 10.18.1 to Spring Bank Pharmaceuticals, Inc.’s Annual Report on Form 10-K filed on March 11, 2019).

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

Spring Bank Pharmaceuticals, Inc.

Date: April 29, 2019	By:	/s/ Jonathan Freve
Jonathan Freve
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)