Form 10-K/A
period 2018-12-31
Spring Bank Pharmaceuticals, Inc.
filed 2019-04-30
CIK 1566373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The number of shares of the registrant’s Common Stock outstanding as of April 29, 2019 was 16,443,132.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Spring Bank Pharmaceuticals, Inc. (the “Company,” “Spring Bank,” “we,” “us” and “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2019, to include the information required by Items 10 through 14 of Part III of the 2018 10-K. This information was previously omitted from the 2018 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end. This Form 10-K/A amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III of the 2018 10-K. The cover page of the 2018 10-K is also amended to (i) update the number of outstanding shares of common stock as of April 25, 2019, and (ii) delete the reference to the incorporation by reference of the Company’s definitive proxy statement.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A amends Item 15 of Part  IV of the Original 10-K solely to update the exhibit list to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of these certifications have been omitted.

Except as described above, no other changes have been made to the 2018 10-K, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the 2018 10-K. This Form 10-K/A does not reflect events occurring after the date of the filing of the 2018 10-K, nor does it amend, modify or otherwise update any other information in the 2018 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the 2018 10-K and with the Company’s filings with the SEC subsequent to the filing of the 2018 10-K.

Terms used but not defined herein are as defined in the 2018 10-K.

Emerging Growth Company—Scaled Disclosure

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), enacted in April 2012. We intend to take advantage of certain exemptions under the JOBS Act from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. We will remain an emerging growth company until the earliest of the last day of the fiscal year in which we have total annual gross revenues of approximately $1.07 billion or more; the last day of the fiscal year following the fifth anniversary of the date of the completion of the closing of our IPO, which is December 31, 2021; the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The Board of Directors

Our Board of Directors currently consists of seven (7) members, classified into three classes as follows: (1) Timothy Clackson, Ph.D. and R.P. “Kris” Iyer, Ph.D. constitute a class with a term ending at the 2019 annual meeting; (2) David Arkowitz and Kurt M. Eichler constitute a class with a term ending at the 2020 annual meeting; and (3) Todd Brady, M.D., Ph.D., Martin Driscoll and Scott Smith constitute a class with a term ending at the 2021 annual meeting. We have established an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Science and Technology Committee. Each of these committees operates under a charter that has been approved by our Board of Directors and satisfies any applicable rules and regulations of the SEC and the applicable listing standards of the Nasdaq Stock Market. A copy of each charter can be found under the “Investors and Media – Corporate Governance” section of our website at www.springbankpharm.com. Members will serve on these committees until their resignation or as otherwise determined by our Board of Directors.

Set forth below are the names and ages (as of April 15, 2019) of our directors, their offices in the Company, if any, their committee memberships, if any, their principal occupations or employment for at least the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold or have held directorships during the past five years. There are no familial relationships among any of our directors or executive officers.

Name	Age	Positions
Martin Driscoll	60	President and Chief Executive Officer
R. P. "Kris" Iyer, Ph.D.	69	Chief Scientific Officer and Director
Scott Smith(1)(3)	57	Chairman of the Board
David Arkowitz(1)(2)	57	Director
Todd Brady, M.D., Ph.D.(3)(4)	47	Director
Timothy Clackson, Ph.D.(2)(4)	53	Director
Kurt Eichler(1)(2)	61	Director
(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee
(4)	Member of the Science and Technology Committee

Class I Directors

Timothy Clackson, Ph.D. has been a member of our Board of Directors since March 2018. From May 2018 to present, Dr. Clackson has served as President and Executive Vice President of Research and Development of Akrevia Therapeutics, a privately traded biotechnology company. From June 2010 to May 2017, Dr. Clackson served as president of research and development at ARIAD Pharmaceuticals, Inc. until its acquisition by Takeda. Prior to that, Dr. Clackson served as ARIAD’s senior vice president and chief scientific officer. Dr. Clackson was a postdoctoral fellow at Genentech, Inc. from 1991 to 1994 prior to his joining ARIAD Pharmaceuticals, Inc. in December 1994. Dr. Clackson currently serves on the board of directors of MassBio and two privately traded biotechnology companies. He received a B.A. in biochemistry from the University of Oxford, and a Ph.D. in biology from the University of Cambridge. We believe that Dr. Clackson is qualified to serve on our Board of Directors because of his decades of experience in the biotechnology industry, including his specific experience as president of research and development and chief scientific officer of ARIAD Pharmaceuticals, Inc.

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

Class II Directors

David Arkowitz has been a member of our Board of Directors since January 2014. Since May 2018, Mr. Arkowitz has served as the Chief Financial Officer and Treasurer of Flexion Therapeutics, Inc., a biotechnology company. Prior to that, Mr. Arkowitz served as Chief Operating Officer and Chief Financial Officer of Visterra, Inc., which was acquired by Otsuka Pharmaceutical Co., Ltd., a biotechnology company, from September 2013 to May 2018. Prior to joining Visterra, he served as Chief Financial Officer and General Manager at Mascoma Corporation, which was acquired by Lallemand, Inc., a bioconversion company, from 2011 to 2013. From 2007 to 2011, Mr. Arkowitz was Executive Vice President, Chief Financial Officer and Chief Business Officer of AMAG Pharmaceuticals, a specialty pharmaceutical company. Prior to his tenure at AMAG, he served as Chief Financial Officer and Treasurer of Idenix Pharmaceuticals, Inc., which was acquired by Merck & Co., a biopharmaceutical company. Earlier in his career, he spent more than thirteen years at Merck & Co. including as Vice President and Controller of the U.S. Human Health division and as Controller of the Global Research and Development division. Mr. Arkowitz currently serves on the board of directors of Proteostasis Therapeutics, Inc., a publicly traded biotechnology company, and previously served on the board of directors of Aegerion Pharmaceuticals, Inc., also a publicly traded biotechnology company. Mr. Arkowitz has a BA in Mathematics from Brandeis University and an MBA in Finance from Columbia University Business School. We believe that Mr. Arkowitz is qualified to serve on our Board of Directors because he brings more than 20 years of finance and operations leadership experience in the healthcare, life sciences and biotechnology industries.

Kurt M. Eichler has been a member of our Board of Directors since July 2015. Since his retirement from LCOR, Inc., a private real estate investment and development company specializing in complex urban development, in October 2013, Mr. Eichler has been self-employed in several real estate related investment and development ventures. Mr. Eichler worked in several management and executive capacities at LCOR from 1982 through his retirement in 2013, after serving as a Principal most recently as Executive Vice President and Principal. From 1979 to 1982, Mr. Eichler worked at Merrill Lynch Hubbard Inc. in the Real Estate Debt and Equity Finance Group. Mr. Eichler previously served on the board of directors of two public companies, Dara Biosciences, Inc. and MiMedx Group, Inc. Mr. Eichler holds a BS in Business Administration from the University of Wyoming. We believe that Mr. Eichler is qualified to serve on our Board of Directors because he brings decades of business, operational and board of director experience, including 31 years at LCOR and service on the board of several biotechnology start-up companies.

Class III Directors

Todd Brady, M.D., Ph.D., has been a member of our Board of Directors since July 2016. He currently serves as Chief Executive Officer, President, and Director of Aldeyra Therapeutics, Inc., a publicly traded biotechnology company focused on the development of novel drugs for the treatment of immune-mediated diseases. Dr. Brady was appointed President and Chief Executive Officer of Aldeyra Therapeutics in 2012, having been a member of the board of directors since 2005. Dr. Brady also served as Entrepreneur in Residence at Domain Associates, LLC, a healthcare venture capital firm, where he was a Principal from 2004 to 2013. Dr. Brady also currently serves on the board of directors of Evoke Pharma, Inc., a publicly traded specialty pharmaceutical company, and has previously served on the board of directors of Oncobiologics, Inc. and numerous privately traded biotechnology companies. Dr. Brady holds a Ph.D. in pathology from Duke University Graduate School, a M.D. from Duke University Medical School, and an A.B. in Philosophy and Psychology from Dartmouth College. We believe that Dr. Brady is qualified to serve on our Board of Directors because of his board of directors’ experience at other biotechnology companies, as well as his leadership experience in healthcare operations, investing, and research, including his specific experience as president and chief executive officer of Aldeyra Therapeutics, Inc.

Martin Driscoll has been our President, Chief Executive Officer and Director since August 2015. In September 2015, Mr. Driscoll was appointed Chairman of our Board of Directors, a position he held until Mr. Smith’s appointment to that position on January 1, 2019. From October 2010 until July 2015, he served as CEO of Asmacure Ltée, a venture-backed clinical-stage biopharmaceutical company, which was acquired by a privately held Canadian life sciences company in July 2015. Prior to Asmacure, from 2008 until 2010, Mr. Driscoll was the Chief Executive Officer and a director of Javelin Pharmaceuticals, Inc., a publicly traded developer of acute care pain products that was acquired in 2010 by Hospira, Inc. Prior to that, he served in various senior management roles at Schering-Plough Corporation, ViroPharma, Inc. and Reliant Pharmaceuticals, Inc. In 2007, Mr. Driscoll co-founded Pear Tree Pharmaceuticals, Inc., a privately held developer of women’s healthcare products. Mr. Driscoll does not currently serve on the board of directors of any publicly traded company, but he previously served on the board of directors of Javelin Pharmaceuticals, Inc., Genta, Inc. and MetaStat, Inc., all of which are or were publicly traded biotechnology companies. Mr. Driscoll holds a B.Sc. in communications from the University of Texas at Austin. We believe that Mr. Driscoll is qualified to serve on our Board of Directors because of his service as our President and Chief Executive Officer and his experience in the biotechnology industry.

Scott Smith has been a member of our Board of Directors since August 2018 and was appointed as chairman of our Board of Directors effective January 1, 2019. Mr. Smith is currently the President of Bioalta, LLC, a privately held biotechnology company.  Mr. Smith previously served as president and chief operating officer at Celgene Corporation from April 2017 to April 2018. From 2010 through April 2017, Mr. Smith served as an executive vice president and president of Inflammation & Immunology at Celgene. Prior to joining Celgene in 2008, Mr. Smith was a vice president & general manager and head of strategic marketing and business analysis at Biovail Pharmaceuticals, Inc. Mr. Smith currently serves on the board of directors of Titan Pharmaceuticals, a publicly traded biotechnology company, and other privately traded biotechnology companies. He received his B.S. degree in Chemistry and Biology and his Honors B.S. degree in Toxicology and Pharmacology from the University of Western Ontario and his Master’s degree in International Management from the American Graduate School of International Management in Glendale, AZ. We believe that Mr.

Smith is qualified to serve on our Board of Directors because of his career involving the development of successful biopharmaceutical franchises and his biotechnology expertise drawn from his experiences at Celgene.

Audit Committee

Messrs. Arkowitz, Eichler and Smith, each of whom is a non-employee member of our Board of Directors, comprise our Audit Committee. Mr. Arkowitz is the chair of our Audit Committee. Our Board of Directors has determined that Messrs. Arkowitz, Eichler and Smith satisfy the requirements for independence under Rule 10A-3 promulgated under the Exchange Act. Our Board of Directors has determined that Mr. Arkowitz qualifies as an “audit committee financial expert,” as defined in the SEC rules, and satisfies the financial sophistication requirements of the Nasdaq Stock Market.

Code of Business Conduct and Ethics

Our Board of Directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our chief executive officer, chief financial officer and our other executive and senior financial officers. The full text of our code of business conduct and ethics is available on the “Investors & Media – Corporate Governance” page on our website. We intend to post any amendment to our code of business conduct and ethics, and any waivers of such code for directors and executive officers, on our website or in filings under the Exchange Act.

Executive Officers

The following table sets forth certain information regarding our executive officers, including their respective ages as of April 15, 2019. All executive officers are at-will employees.

*Mr. Driscoll and Dr. Iyer are members of our Board of Directors. For more information about Mr. Driscoll and Dr. Iyer, see the disclosure set forth in this Item 10 under the section entitled “The Board of Directors.”

Name	Age	Positions
Martin Driscoll	60	President and Chief Executive Officer
R. P. "Kris" Iyer, Ph.D.	69	Chief Scientific Officer and Director
Nezam Afdhal, M.D.	62	Chief Medical Officer
Jonathan Freve	41	Chief Financial Officer and Treasurer

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

Jonathan Freve, CPA, has been our Chief Financial Officer and Treasurer since January 2015. From March 2014 to November 2014, he served as the Senior Director of Finance of Santaris Pharma A/S, which was acquired by F. Hoffmann-LaRoche Ltd., a biotechnology company. Prior to Santaris, Mr. Freve was the Controller of Brookfield Renewable Energy Partners, L.P., a company that owns, operates and develops renewable power generation facilities, from April 2011 to March 2014. Mr. Freve served as Corporate Controller of Virtusa Corporation, an information technology consulting company, from October 2007 to April 2011. Mr. Freve began his career at the FASB and PricewaterhouseCoopers, where he worked in the audit and transaction services practices. Mr. Freve is a certified public accountant in the Commonwealth of Massachusetts and holds a BBA in accounting from the University of Massachusetts Amherst.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership of our equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations regarding the filing of required reports, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and greater-than-ten-percent beneficial owners with respect to the year ended December 31, 2018 were met.

Item 11. Executive Compensation.

This Item 11 discusses material components of our executive compensation program for the following individuals, each of whom is one of our “named executive officers” for 2018:

•	Martin Driscoll, our president and chief executive officer;
•	Nezam Afdhal, our chief medical officer; and
•	R. P. “Kris” Iyer, Ph.D., our chief scientific officer.

2018 Summary Compensation Table

The following table provides information regarding the compensation paid or accrued to each of our named executive officers for the fiscal years ended December 31, 2018 and December 31, 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Martin Driscoll
President and Chief Executive Officer	2018	$450,000	$157,500	$689,153	$11,000	$1,307,653
	2017	$400,000	$210,000	$423,269	$10,800	$1,044,069
Nezam Afdhal, M.D.
Chief Medical Officer	2018	$360,000	$94,500	$430,721	$11,000	$896,221
	2017	$315,000	$115,763	$217,233	$10,800	$658,796
R. P. "Kris" Iyer, Ph.D.
Chief Scientific Officer	2018	$360,000	$88,200	$344,577	$11,000	$803,777
	2017	$320,000	$117,600	$211,634	$10,800	$660,034
(1)	The amounts for 2018 reflect discretionary bonuses paid in 2019 for performance during 2018. The amounts for 2017 reflect discretionary bonuses paid in 2018 for performance during 2017.
(2)

The amounts reflect the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

(3)	Consists of employer matching contributions under our 401(k) plan.

Narrative Disclosure to Summary Compensation Table

In January 2019, our Compensation Committee reviewed and evaluated all elements of our executive compensation program to determine whether our current program is competitive with the companies with which we compete for executive talent and to ensure the program effectively incentivizes management to build stockholder value. The Compensation Committee engaged Radford, an Aon company, a national executive compensation consulting firm experienced in the development of executive compensation programs for the biopharmaceutical industry, to review and provide recommendations concerning all of the components of the executive compensation program. Radford performs services solely on behalf of the Compensation Committee and has no relationship with the Company or management except as it may relate to performing such services. Radford assists the Compensation Committee in defining the appropriate market of comparable companies for executive compensation levels and practices and in comparing our executive compensation program against those companies and the broader marketplace. Our Compensation Committee considers peer group and other industry compensation data and the recommendations of our compensation consultant when making decisions related to executive compensation, ultimately giving consideration to the competitiveness of our compensation program, internal perceptions of equity and individual performance and role. Our Compensation Committee uses the peer group data primarily to ensure that our executive compensation program and its constituent elements are and remain competitive in relation to our peers and applies judgement and discretion.

As a general philosophy, our Compensation Committee targets a higher percentile for equity incentive compensation compared to cash compensation (base salary and target bonus amount) on the belief that equity incentives strongly align the interests of our executives with stockholders and incentivize our executive officers to drive stockholder value.

Base salary and annual bonus amounts. We pay base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our executive officers. None of our executive officers are currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary. All of our named executive officers are eligible to receive annual cash bonuses, at the discretion of our Board of Directors, which promote and reward our executives for the achievement of key strategic and business goals. We have established bonus targets based on a percentage of base salary for each of our executive officers and each year we approve a set of specified corporate and individual goals for our executive officers and conduct an annual performance review to determine the attainment of such goals. Executive officer bonuses are based on the achievement of these corporate and individual goals. Our Compensation Committee and Board of Directors make the final determination of the eligibility requirements for and the amount of such bonus awards. For the 2018 bonus plan period covering the 12-

month period beginning on January 1, 2018 and ending on December 31, 2018, Mr. Driscoll, Dr. Afdhal and Dr. Iyer were eligible for performance bonuses of 50%, 35% and 35%, respectively, of their base salaries. For 2018, our corporate goals were generally related to clinical, preclinical, operational and business development objectives. Based primarily on the achievement of these goals, in January 2019, we awarded bonuses to Mr. Driscoll, Dr. Afdhal and Dr. Iyer of $157,500, $94,500 and $88,200, respectively, representing 70% of Mr. Driscoll and Dr. Iyer’s respective target bonus and 75% of Dr. Afdhal’s target bonus.

Effective as of January 1, 2019, Mr. Driscoll’s annual base salary increased from $450,000 to $495,000, Dr. Afdhal’s annual base salary increased from $360,000 to $378,000 and Dr. Iyer’s annual base salary increased from $360,000 to $378,000. These changes in base salary were implemented to remain competitive and position the compensation of our executives at approximately the 25th – 50th percentile of similarly situated executive officers at companies in our peer group and industry. The compensation levels of Mr. Driscoll and Dr. Afdhal were previously at a point lower in the first quartile of similarly situated executive officers at companies in our peer set. Mr. Driscoll and Dr. Afdhal are now at approximately the 25th percentile of the marketplace and Dr. Iyer is now at approximately the 50th percentile of the marketplace. The bonus target percentages for Mr. Driscoll, Dr. Afdhal and Dr. Iyer remain the same for 2019.

Equity incentives. Our Compensation Committee believes that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants with a time-based vesting feature over four years promote executive retention because this feature incentivizes our executive officers to remain in our employment during the vesting period. Accordingly, our Compensation Committee and Board of Directors typically grant equity incentive awards based on prior year performance. In January 2018, we granted Mr. Driscoll options to purchase 80,000 shares of our common stock, Dr. Afdhal options to purchase 50,000 shares of our common stock and Dr. Iyer options to purchase 40,000 shares of our common stock. All of these options have an exercise price of $12.10 per share.  For 2018, the equity incentives granted to Mr. Driscoll were below the 25th percentile (or the lowest quartile) of the marketplace and the equity incentives granted to Dr. Afdhal and Dr. Iyer were at the 50th percentile of the marketplace.

For 2019, we continued to grant stock options to our named executive officers and granted Mr. Driscoll options to purchase 50,000 shares of our common stock, Dr. Afdhal options to purchase 50,000 shares of our common stock and Dr. Iyer options to purchase 45,000 shares of our common stock.  All of these options have an exercise price of $10.35 per share.

In addition, in 2019, our Compensation Committee approved granting performance-based restricted unit awards, or PSUs, to all employees at the Vice President level and above. The Compensation Committee approved these PSUs as a new form of equity award as further incentive for management to achieve stretch goals that the Compensation Committee believes could substantially increase the Company’s market value. The PSUs vest solely based on the achievement of certain performance milestones, subject to confirmation of the achievement of those milestones by the Compensation Committee after December 31, 2020, and if such performance milestones are not achieved during the performance period, such PSUs shall not vest and the awards will terminate. Each executive must be employed on the date of the Compensation Committee’s confirmation of the achievement of these milestones to be eligible to receive the settlement of the PSUs. The vesting of 50% of the PSUs is subject to a relative total stockholder return metric, as compared to our peer group of companies, over the course of a two-year period (January 1, 2019 to December 31, 2020), provided that our share price must increase over that same period. The vesting of the remaining 50% of the PSUs is solely based on the achievement of certain clinical milestones to be achieved in 2019 and 2020. The PSUs will vest upon certification by the Compensation Committee after December 31, 2020 of the achievement of the performance goals. In the event of a change of control of the Company prior to the vesting date, the PSUs will vest in full as of the date of such change of control. In January 2019, we granted 80,000 PSUs to Mr. Driscoll, 17,900 PSUs to Dr. Afdhal and 17,900 PSUs to Dr. Iyer.

Outstanding Equity Awards at Year End

The following table sets forth information regarding outstanding stock options held by our named executive officers as of December 31, 2018:

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($/share)	Option Expiration Date
Martin Driscoll	245,873(1)	49,174	$12.88	8/16/2025
	14,583(2)	5,417	10.97	5/18/2026
	38,333(3)	41,667	7.66	2/9/2027
	—(4)	80,000	12.10	1/15/2028

Nezam Afdhal, M.D.	25,000(5)	—	$9.28	3/30/2025
	96,354(6)	28,646	12.96	10/31/2025
	3,646(2)	1,354	10.97	5/18/2026
	19,167(3)	20,833	7.66	2/9/2027
	—(4)	50,000	12.10	1/15/2028

R. P. "Kris" Iyer, Ph.D.	12,240(7)	260	$9.28	3/30/2025
	3,646(2)	1,354	10.97	5/18/2026
(1)	This option was granted on August 17, 2015 and vested as to 73,761 shares on August 17, 2016, with the remaining shares vesting in equal monthly installments thereafter through August 17, 2019.
(2)	This option was granted on May 19, 2016 and vested as to 25% of the shares on January 1, 2017, with the remaining shares vesting in equal monthly installments thereafter through December 31, 2020.
(3)	This option was granted on February 9, 2017 and vested as to 25% of the shares on January 1, 2018, with the remaining shares vesting in equal installments thereafter through December 31, 2021.
(4)	This option was granted on January 16, 2018 and vested as to 25% of the shares on January 16, 2019, with the remaining shares vesting in equal installments thereafter through January 16, 2022.
(5)	This option was granted on March 31, 2015 with 6,250 shares immediately vested and the remaining shares vesting in equal monthly installments thereafter through January 1, 2016.
(6)	This option was granted on November 1, 2015 and vested as to 31,250 shares on November 1, 2016, with the remaining shares vesting in equal monthly installments thereafter through November 1, 2019.
(7)	This option was granted on March 31, 2015 and vested as to 25% of the shares on January 1, 2016, with the remaining shares vesting in equal installments thereafter through December 31, 2019.

Other Elements of Compensation

401(k) Plan. We maintain a 401(k) defined contribution plan for substantially all of our employees. Eligible employees may make pretax contributions to the 401(k) plan up to statutory limits. At the election of our Board of Directors, we may elect to match employee contributions. For the years ended December 31, 2018 and December 31, 2017, we paid a 4% match contribution, up to a maximum of $11,000 and $10,800, respectively.

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

Mr. Driscoll’s employment with us is “at will”, and either Mr. Driscoll or we may terminate the employment relationship at any time, with or without notice. In the event that Mr. Driscoll’s employment is terminated by us without cause or by Mr. Driscoll for good reason (each as defined in the employment agreement), subject to Mr. Driscoll’s execution of a release, we have agreed to continue to pay Mr. Driscoll his then-current base salary for a period of 12 months and to pay COBRA continuation premiums on his behalf for medical and dental benefits to him and covered members of his family for a period of up to 12 months. In addition, upon a change in control of our Company, only the stock option granted to Mr. Driscoll pursuant to his employment agreement, as described above, will vest in full.

Nezam H. Afdhal, M.D.

We entered into an employment agreement with Dr. Afdhal, our chief medical officer, on November 1, 2015. The employment agreement establishes Dr. Afdhal’s title as our chief medical officer, his base salary, his eligibility to receive an annual bonus based on a designated percentage of his base salary, and his eligibility to receive employee benefits that are generally made available to all employees. The employment agreement also provides for certain benefits upon termination of his employment under specified conditions. Additionally, pursuant to his employment agreement, we agreed to grant Dr. Afdhal an option to purchase 125,000 shares of our common stock at a price per share equal to the fair market value of our common stock as of the date of grant as determined by our Board of Directors. The option will vest, subject to his continued employment with us, as follows: 31,250 shares on November 1, 2016 and the balance of the shares in 36 equal monthly installments thereafter.

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

R. P. “Kris” Iyer, Ph.D.

We entered into an employment agreement with Dr. Iyer, our chief scientific officer, in December 2015. The employment agreement establishes Dr. Iyer’s title as our chief scientific officer, his base salary, his eligibility to receive an annual bonus based on a designated percentage of his base salary, and his eligibility to receive employee benefits that are generally made available to all employees. The employment agreement also provides for certain benefits upon termination of his employment under specified conditions.

Dr. Iyer’s employment with us is “at will”, and either Dr. Iyer or we may terminate the employment relationship at any time, with or without notice. In the event that Dr. Iyer’s employment is terminated by us without cause or by Dr. Iyer for good reason (each as defined in the employment agreement), subject to Dr. Iyer’s execution of a release, we have agreed to continue to pay Dr. Iyer his then-current base salary for a period of 12 months plus the pro rata portion of any bonus earned pursuant to his employment agreement for the portion of the year during which he was employed by the Company.  Under such circumstances we have agreed to also provide medical and dental benefits to him and covered members of his family for a period of up to 12 months and accelerate the vesting of all stock options held by Dr. Iyer as of the date of termination. In the event that Dr. Iyer’s employment is terminated by us without cause or by Dr. Iyer for good reason within two years of a change in control of our Company, we have agreed to pay, in lieu of the salary and bonus payments stated above, a lump sum payment equal to 12 months of his then-current base salary plus the pro rata portion of any bonus earned pursuant to his employment agreement for the portion of the year during which he was employed by the Company.

Director Compensation

Our Board of Directors adopted a formal non-employee director compensation policy that became effective on May 13, 2016 and which was amended on February 9, 2017 and September 13, 2018. In January 2019, with the assistance of Radford in assisting the Compensation Committee in benchmarking our director compensation program and practices against those of our peers, our board of directors amended and restated this policy effective as of January 1, 2019. This policy is designed to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders.

Under our non-employee director compensation program, we pay our non-employee directors retainers in cash. Each non-employee director receives a cash retainer for service on the Board of Directors and for service on each committee on which the director is a member. The chairmen of each committee receive higher retainers for such service. These fees are paid quarterly in arrears. The fees payable to non-employee directors for service on the Board of Directors and for service on each committee of the Board of Directors on which the director was a member during fiscal year ended December 31, 2018 were as follows:

	Member Annual Fee	Chairman Annual Fee
Board of Directors	$35,000	$65,000	(1)
Audit Committee	$7,500	$15,000
Compensation Committee	$5,000	$10,000
Nomination and Corporate Governance Committee	$3,750	$7,500
Science and Technology Committee	$3,750	$7,500
(1)	The Chairman of our Board only received an additional retainer for such service if he or she was a non-employee director.

Effective as of January 1, 2019, the fees paid to non-employee directors for service on the Board of Directors and for service on each committee of the Board of Directors on which the director is a member are as follows:

	Member Annual Fee	Chairman Annual Fee
Board of Directors	$37,500	$67,500	(1)
Audit Committee	$7,500	$15,000
Compensation Committee	$5,000	$10,000
Nomination and Corporate Governance Committee	$4,000	$8,000
Science and Technology Committee	$4,000	$8,000
(1)	The Chairman of our Board only receives an additional retainer for such service if he or she is a non-employee director.

Our non-employee director compensation program includes a stock-for-fees policy, under which directors have the right to elect to receive common stock in lieu of cash fees. These shares of common stock are issued under our Amended and Restated 2015 Stock Incentive Plan, or the 2015 Plan. The number of shares issued to participating directors is determined on a quarterly basis by dividing the cash fees to be paid through the issuance of common stock by the fair market value of our common stock, which is the closing price of our common stock on the last business day of the quarter in which the fees are earned.

Under our non-employee director compensation program, prior to January 1, 2019, upon their initial election to the Board of Directors, new non-employee directors received an initial option grant to purchase 11,000 shares of our common stock, which vested in equal monthly installments over a term of three years so long as such person continued to serve as a director, and all non-employee directors received an annual option grant to purchase 5,500 shares of our common stock, which vested in equal monthly installments over a term of one year so long as such person continued to serve as a director. As of January 1, 2019, upon their initial election to the Board of Directors, new non-employee directors will receive an initial option grant to purchase 15,000 shares of our common stock, which vests in equal monthly installments over a term of three years so long as such person continues to serve as a director, and all non-employee directors will receive an annual option grant to purchase 7,500 shares of our common stock, which vests in equal monthly installments over a term of one year so long as such person continues to serve as a director. The annual grants are made on the date of our annual meeting of stockholders. These options are granted under our 2015 Plan with exercise prices equal to the fair market value of our common stock, which is the closing price of our common stock, on the date of grant and will become immediately exercisable in full if there is a change in control of our Company.

We also reimburse our non-employee directors for reasonable travel and other expenses incurred in connection with attending Board of Director and committee meetings.

2018 Non-Employee Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)		Total ($)
David Arkowitz	$55,000	$—	$51,282	$—		$106,282
Christiana Bardon, M.D.(3)	—	37,913	51,282	—		89,195
Jonathan Bates(4)	31,114	—	51,282	12,500	(5)	82,396
Todd Brady, M.D., Ph.D.	46,250	—	51,282	—		97,532
Timothy Clackson, Ph.D.	3,444	29,986	102,886	—		136,316
Kurt Eichler	—	47,950	51,282	—		99,232
Scott Smith(6)	17,174	—	83,152	—		100,326
(1)	Reflects payment of annual fees for Board and committee service from January 1 to December 31 in fully vested shares of our common stock.
(2)

The amounts reflect the aggregate grant date fair value of option awards in 2018 computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. As of December 31, 2018, Mr. Arkowitz held options to purchase 26,500 shares of our common stock, Dr. Bardon held options to purchase 6,264 shares of our common stock, Mr. Bates held options to purchase 26,500 shares of our common stock, Dr. Brady held options to purchase 22,000 shares of our common stock, Dr. Clackson held options to purchase 11,000 shares of our common stock, Mr. Eichler held options to purchase 21,500 shares of our common stock and Mr. Smith held options to purchase 11,000 shares of our common stock.

(3)	Dr. Bardon resigned as a member of our board of directors as of December 12, 2018.
(4)	Mr. Bates resigned as a member of our board of directors as of August 15, 2018.
(5)	Represents fees paid to Mr. Bates for consulting services following his resignation from the Board.
(6)	Mr. Smith joined the board of directors on August 15, 2018. He was appointed as chairman of our board of directors effective January 1, 2019.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 15, 2019 for (a) the executive officers named in the Summary Compensation Table contained elsewhere in this proxy statement, (b) each of our directors and director nominees, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of April 15, 2019 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 16,442,532 shares of common stock outstanding on April 15, 2019.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Spring Bank Pharmaceuticals, Inc., 35 Parkwood Drive, Suite 210, Hopkinton, MA 01748. Beneficial ownership representing less than one percent of our outstanding common stock is denoted with an “*.”

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned
5%+ Stockholders:
Biotechnology Value Fund, L.P.(1)	1,917,721	11.7%
UBS Oncology Impact Fund L.P.(2)	1,436,909	8.4%
Adage Capital Partners, L.P.(3)	1,000,000	6.1%

Other Directors and other Named Executive Officers:
Kurt Eichler(4)	735,406	4.4%
R.P. "Kris" Iyer, Ph.D.(5)	535,521	3.2%
Martin Driscoll(6)	450,990	2.7%
Nezam Afdhal, M.D.7)	245,930	1.5%
Jonathan Freve(8)	98,226	*
David Arkowitz(9)	51,184	*
Todd Brady, M.D., Ph.D.(10)	46,169	*
Timothy Clackson, Ph.D.(11)	8,402	*
Scott Smith(12)	4,633	*
All Current Directors and Officers as a Group (9 persons)(13)	2,175,461	12.5%
(1)

This information is based solely on a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2019. Consists of 951,701 shares of common stock beneficially owned by BVF Partners L.P. (“Partners”), 466,424 shares of common stock beneficially owned by Biotechnology Value Fund, L.P. (“BVF”), 355,132 shares of common stock beneficially owned by Biotechnology Value Fund II, L.P. (“BVF2”), 72,232 shares of common stock beneficially owned by Biotechnology Value Trading Fund OS LP (“Trading Fund OS”) and 72,232 shares of common stock in managed by BVF Partners OS Ltd. (the “Partners Managed Accounts”). The address of the principal business and office of BVF Inc. and certain of its affiliates is 1 Sansome Street, 30th Floor, San Francisco, California, 94194. Partners is the general partner of BVF and BVF II; Partners is the investment manager of Trading Fund OS and is the sole member of BVF Partners OS Ltd. (“Partners OS”). BVF Inc. is the general partner of Partners, and Mark N. Lampert is a director and officer of BVF Inc. Partners OS disclaims beneficial ownership of the shares of common stock beneficially owned by Trading Fund OS. Each of Partners, BVF Inc. and Mr. Lampert disclaims beneficial ownership of the shares of common stock beneficially owned by BVF, BVF2, Trading Fund OS, and the Partners Managed Accounts.

(2)

This information is based solely on a Schedule 13G/A filed with the Securities and Exchange Commission on February 6, 2018. Consists of (i) 833,839 shares of common stock held by UBS Oncology Impact Fund L.P. and (ii) 603,070 shares of common stock issuable upon the exercise of warrants held by UBS Oncology Impact Fund L.P. exercisable within 60 days after April 15, 2019. Oncology Impact Fund (Cayman) Management L.P., a Cayman Limited Partnership, is the General Partner of UBS Oncology Impact Fund L.P. MPM Oncology Impact Management GP LLC, a Delaware limited liability company, is the General Partner of Oncology Impact Fund (Cayman) Management L.P. Dr. Ansbert Gadicke is the Managing Member of MPM Oncology Impact Management GP LLC, and each may be deemed to have voting and dispositive control of the securities held by UBS Oncology Impact Fund LP. Dr. Gadicke disclaims beneficial ownership of the securities except to the extent of his pecuniary interest therein. The principal business address of UBS Oncology Impact Fund L.P. is c/o MPM Capital, 450 Kendall Square, Cambridge MA 02142.

(3)

This information is based solely on a Schedule 13G filed with the Securities and Exchange Commission on October 18, 2018. Consists of 1,000,000 shares of common stock held by Adage Capital Partners, L.P. (“ACP”). Adage Capital Partners GP, LLC (“ACPGP”), a Delaware limited liability company, is the General Partner of ACP. Adage Capital Advisors, LLC, a Delaware limited liability company (“ACA”), is the managing member of ACPGP. ACP has the power to dispose of and the power to vote the shares of common stock owned by it, which power may be exercised by its General Partner, ACPGP. ACA, as managing member of ACPGP, directs ACPGP’s operations. Neither ACPGP directly own any shares of common stock. Robert Atchinson and Philip Gross are managing members of ACA. Messrs. Atchinson and Gross, as managing members of ACA, have shared power to vote the shares of common stock beneficially owned by ACP. Neither Mr. Atchinson nor Mr. Gross directly own any shares of common stock. The address of the principal business office of ACP and certain of its affiliates is 35 Parkwood Drive, Suite 210, Hopkinton, MA 01748.

(4)

Consists of (i) 589,273 shares held directly by Mr. Eichler, (ii) 64,100 shares of common stock issuable upon the exercise of warrants held by Mr. Eichler exercisable within 60 days after April 15, 2019, (iii) 21,042 shares of common stock issuable upon the exercise of options held by Mr. Eichler exercisable within 60 days after April 15, 2019, (iv) 19,791 shares of common stock held by Teresa Eichler as custodian for Katherine Eichler UGMA NJ and beneficially owned by Mr. Eichler, of which Mr. Eichler has shared voting and investment power, (v) 40,000 shares held by trusts for which Mr. Eichler’s wife serves as a co-trustee, of which Mr. Eichler has shared voting and investment power, and (vi) 1,200 shares are held by Mr. Eichler as custodian for one of his minor children, of which Mr. Eichler has sole voting and investment power.

(5)

Consists of (i) 50,000 shares of common stock held directly by Dr. Iyer, (ii) 54,271 shares of common stock issuable upon the exercise of options held by Dr. Iyer exercisable within 60 days after April 15, 2019 and (iii) 431,250 shares of common stock held by a family trust in which R.P. “Kris” Iyer, Ph.D., is a trustee and shares voting and investment control.

(6)

Consists of (i) 60,400 shares held by Mr. Driscoll, (ii) 21,900 shares of common stock issuable upon the exercise of warrants held by Mr. Driscoll exercisable within 60 days after April 15, 2019 and (iii) 368,690 shares of common stock issuable upon the exercise of options held by Mr. Driscoll exercisable within 60 days after April 15, 2019.

(7)

Consists of (i) 53,300 shares held by Dr. Afdhal, (ii) 13,150 shares of common stock issuable upon the exercise of warrants held by Dr. Afdhal exercisable within 60 days after April 15, 2019 and (iii) 179,480 shares of common stock issuable upon the exercise of options held by Dr. Afdhal exercisable within 60 days of April 15, 2019.

(8)

Consists of (i) 7,482 shares held by Mr. Freve, (ii) 5,482 shares of common stock issuable upon the exercise of warrants held by Mr. Freve exercisable within 60 days after April 15, 2019 and (iii) 85,262 shares of common stock issuable upon the exercise of options held by Mr. Freve exercisable within 60 days of April 15, 2019.

(9)

Consists of (i) 20,756 shares held by Mr. Arkowitz, (ii) 4,386 shares of common stock issuable upon the exercise of warrants held by Mr. Arkowitz exercisable within 60 days after April 15, 2019 and (iii) 26,042 shares of common stock issuable upon the exercise of options held by Mr. Arkowitz exercisable within 60 days after April 15, 2019.

(10)

Consists of (i) 14,274 shares held by Dr. Brady, (ii) 10,964 shares of common stock issuable upon the exercise of warrants held by Dr. Brady exercisable within 60 days after April 15, 2019 and (iii) 20,931 shares of common stock issuable upon the exercise of options held by Dr. Brady exercisable within 60 days of April 15, 2019.

(11)	Consists of (i) 3,819 shares held by Dr. Clackson, (ii) 4,583 shares of common stock issuable upon the exercise of options held by Dr. Clackson exercisable within 60 days of April 15, 2019.
(12)	Consists of (i) 1,883 shares held by Mr. Smith, (ii) 2,750 shares of common stock issuable upon the exercise of options held by Mr. Smith exercisable within 60 days of April 15, 2019.
(13)	See footnotes (4) through (12) above.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2018:

			(c)
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(2)	(b) Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(3)
Equity compensation plans approved by security holders(1)	1,299,565	$11.18	939,322
Equity compensation plans not approved by security holders(4)	50,000	12.02	0
Total	1,349,565	$11.21	939,322
(1)	These plans consist of our 2014 Stock Incentive Plan, as amended, or our 2014 Plan, and our 2015 Stock Incentive Plan, as amended, or our 2015 Plan.
(2)	Represents shares underlying outstanding stock options.
(3)	Represents shares of common stock available for future issuance under our 2015 Plan.
(4)

Consists of a single inducement grant issued to our vice president, nonclinical and translational research, as a new hire inducement option grant pursuant to Nasdaq Listing Rule 5635(c)(4). This stock option award vested as to 25% on January 9, 2019, with the remaining vesting monthly thereafter until January 2022, subject to the employee’s continued employment.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Related Person Transactions

The following describes transactions since January 1, 2017 to which we have been a party and in which:

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

Underwritten Public Offering

In June 2017, we completed a public offering of 3,269,219 shares of our common stock at $13.00 per share.  Kurt Eichler, one of our directors, purchased 76,923 shares of our common at the public offering price of $13.00 per share.  Additionally, UBS Oncology Impact Fund L.P., or Oncology Impact Fund, purchased 230,769 shares of common stock at the public offering price of $13.00 per share. Ansbert Gadicke, M.D., serves as the Managing Member of MPM Oncology Impact Management GP LLC, an indirect General Partner of Oncology Impact Fund, and is the spouse of Christiana Bardon, M.D., one of our former directors. While Oncology Impact Fund was a holder of more than 5% of our voting securities at the time of the transaction, Dr. Bardon was not a member of our Board at the time of the transaction.

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

Director Independence

Rule 5605 of the Nasdaq Listing Rules requires a majority of a listed company’s board of directors to be comprised of independent directors. In addition, the Nasdaq Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees be independent under the Exchange Act. Under Rule 5605(a)(2), a director will only qualify as an “independent director” if, in the opinion of our Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

Compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. In order to be considered independent for purposes of Rule 10C-1, a board must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: the source of compensation of the director, including any consulting advisory or other compensatory fee paid by such company to the director; and whether the director is affiliated with the company or any of its subsidiaries or affiliates.

Our Board of Directors has reviewed the composition of our Board of Directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board of Directors has determined that each of our directors, with the exception of Martin Driscoll and Kris Iyer, is an “independent director” as defined under Rule 5606(a)(2) of the Nasdaq Listing Rules. Our Board of Directors determined that David Arkowitz, Todd Brady, M.D., Ph.D., Timothy Clackson, Ph.D., Kurt M. Eichler and Scott Smith satisfy the applicable independence standards established by the SEC and the Nasdaq Listing Rules. In making such determinations, our Board of

Directors considered the relationships that each non-employee director has with our Company and all other facts and circumstances our Board of Directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

Item 14.  Principal Accounting Fees and Services.

Audit and other fees billed to us by RSM US LLP for the years ended December 31, 2018 and 2017 are as follows:

	2018	2017
Audit Fees(1)	$314,050	$312,699
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total Fees for Services Provided	$314,050	$312,699
(1)

Audit fees include fees billed for professional services performed by RSM US LLP for the audit of our annual consolidated financial statements, the review of interim consolidated financial statements, and related services that are normally provided in connection with registration statements, including the registration statement for our initial public offering.

(2)

Audit-related fees may consist of fees billed by an independent registered public accounting firm for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements. There were no audit-related fees for the years ended December 31, 2018 or 2017.

(3)

Tax fees may consist of fees for professional services, including tax consulting and compliance performed by an independent registered public accounting firm. There were no tax fees for the years ended December 31, 2018 or 2017.

(4)	All other fees include fees billed for other services rendered not included within audit fees, audit-related fees or tax fees. There were no other fees for the years ended December 31, 2018 or 2017.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Public Accountant

The audit committee has adopted a formal policy concerning approval of audit and non-audit services to be provided to the Company by its independent registered public accounting firm, RSM US LLP. The policy requires that all services to be provided RSM US LLP, including audit services and permitted audit-related and non-audit services, must be by preapproved by the audit committee, provided that de minimis non-audit services may instead be approved in accordance with applicable SEC rules. The Board of Directors has preapproved all audit and non-audit services provided by RSM US LLP since the adoption of such policy. Prior to engagement of an independent registered public accounting firm for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements:

All schedules were omitted because they were not applicable or the required information was shown in the Consolidated Financial Statements or notes thereto filed with our 2018 10-K.

(b) Exhibits.

The exhibits listed below are filed with, or incorporated by reference in, this 10-K/A.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/Reg. Number
3.1	Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	May 13, 2016	001-37718
3.2	Amended and Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.2)	May 13, 2016	001-37718
4.1	Specimen stock certificate evidencing the shares of common stock		Form S-1/A (Exhibit 4.1)	February 12, 2016	333-208875
4.2	Form of Warrant issued to Dawson James Securities, Inc. (May 2016)		Form 8-K (Exhibit 10.1)	May 13, 2016	001-37718
4.3	Form of Warrant to Purchase Common Stock (November 2016)		Form 8-K (Exhibit 10.2)	November 21, 2016	001-37718
10.1	Form of Indemnification Agreement between Registrant and each of its directors and officers		Form S-1 (Exhibit 10.1)	January 5, 2016	333-208875
10.2#	2014 Stock Incentive Plan		Form S-1 (Exhibit 10.2)	January 5, 2016	333-208875
10.3#	Form of Incentive Stock Option Agreement under 2014 Stock Incentive Plan		Form S-1 (Exhibit 10.3)	January 5, 2016	333-208875
10.4#	Form of Nonstatutory Stock Option Agreement under 2014 Stock Incentive Plan		Form S-1 (Exhibit 10.4)	January 5, 2016	333-208875
10.5#	Spring Bank Pharmaceuticals, Inc. Amended and Restated 2015 Stock Incentive Plan.		Form 8-K (Exhibit 10.1)	June 19, 2018	333-208875
10.6#	Form of Incentive Stock Option Agreement under 2015 Stock Incentive Plan		Form S-1 (Exhibit 10.6)	January 5, 2016	333-208875
10.7#	Form of Nonstatutory Stock Option Agreement under 2015 Stock Incentive Plan		Form S-1 (Exhibit 10.7)	January 5, 2016	333-208875

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.8#	Form of Performance-Based Restricted Stock Unit Agreement under 2015 Stock Incentive Plan		Form 10-K (Exhibit 10.8)	March 11, 2019	001-37718
10.9	Lease Agreement between 35 Parkwood Realty LLC and Spring Bank Pharmaceuticals, Inc., dated October 4, 2017		Form 8-K (Exhibit 10.1)	October 5, 2017	001-37718
10.9.1	Amendment No. 1 to Lease Agreement between 35 Parkwood Realty LLC and Spring Bank Pharmaceuticals, Inc., dated August 10, 2018.		Form 10-Q (Exhibit 10.1)	October 25, 2018	001-37718
10.10	Lease Agreement between the Registrant and JEEBO Management, LLC, dated March 24, 2016, as amended March 31, 2016		Form S-1/A (Exhibit 10.19)	April 27, 2016	333-208875
10.11†	Amended and Restated License Agreement between Registrant and BioHEP Technologies Ltd. (formerly known as Micrologix Biotech Inc.), dated January 14, 2016		Form S-1/A (Exhibit 10.9)	January 15, 2016	333-208875
10.12#	Employment Agreement between Registrant and R.P. Kris Iyer, Ph.D. dated December 16, 2015		Form S-1 (Exhibit 10.10)	January 5, 2016	333-208875
10.13#	Employment Agreement between Registrant and Martin Driscoll dated August 7, 2015		Form S-1 (Exhibit 10.14)	January 5, 2016	333-208875
10.14#	Employment Agreement between Registrant and Jonathan P. Freve dated December 1, 2015		Form S-1 (Exhibit 10.15)	January 5, 2016	333-208875
10.15#	Employment Agreement between Registrant and Nezam H. Afdhal, M.D. dated November 1, 2015		Form S-1 (Exhibit 10.16)	January 5, 2016	333-208875
10.16	Securities Purchase Agreement, dated November 18, 2016, by and among the Registrant and the persons party thereto		Form 8-K (Exhibit 10.1)	November 21, 2016	001-37718
10.17	Registration Rights Agreement, dated November 18, 2016, by and among the Registrant and the persons party thereto		Form 8-K (Exhibit 10.3)	November 21, 2016	001-37718
10.18	Non-Employee Director Compensation Policy		Form 10-K (Exhibit 10.18)	February 14, 2017	001-37718
10.18.1	Amended and Restated Non-Employee Director Compensation Policy, effective January 1, 2019		Form 10-K (Exhibit 10.18.1)	March 11, 2019	001-37718

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.19	Controlled Equity OfferingSM Sales Agreement by and between the Registrant and Cantor Fitzgerald & Co., dated August 18, 2017		Form 8-K (Exhibit 10.1)	August 18, 2017	001-37718
21.1	Subsidiaries of the Registrant		Form 10-K (Exhibit 21.1)	February 14, 2017	001-37718
23.1	Consent of RSM US LLP		Form 10-K (Exhibit 23.1)	March 11, 2019	001-37718
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Form 10-K (Exhibit 31.1)	March 11, 2019	001-37718
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Form 10-K (Exhibit 31.2)	March 11, 2019	001-37718
31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Principal Financial Officer		Form 10-K (Exhibit 32.1)	March 11, 2019	001-37718
101.INS	XBRL Instance Document		Form 10-K (Exhibit 101.INS)	March 11, 2019	001-37718
101.SCH	XBRL Taxonomy Extension Schema Document		Form 10-K (Exhibit 101.SCH)	March 11, 2019	001-37718
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		Form 10-K (Exhibit 101.CAL)	March 11, 2019	001-37718
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		Form 10-K (Exhibit 101.DEF)	March 11, 2019	001-37718
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		Form 10-K (Exhibit 101.LAB)	March 11, 2019	001-37718
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		Form 10-K (Exhibit 101.PRE)	March 11, 2019	001-37718

# Indicates management contract or compensatory plan

† Confidential treatment granted as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to annual report on Form 10-K/A for the fiscal year ended December 31, 2018 report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spring Bank Pharmaceuticals, Inc.

Date: April 30, 2019	By:	/s/ Martin Driscoll
Martin Driscoll
President and Chief Executive Officer