Form 10-Q
period 2019-06-30
Spring Bank Pharmaceuticals, Inc.
filed 2019-07-31
CIK 1566373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-37718

Spring Bank Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	52-2386345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 Parkwood Drive, Suite 210 Hopkinton, MA	01748
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 473-5993

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	SBPH	The Nasdaq Stock Market, LLC

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

As of July 30, 2019, the registrant had 16,459,155 shares of common stock, $0.0001 par value per share, outstanding.

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

•If we are unable to adequately protect our proprietary technology or obtain and maintain issued patents which are sufficient to protect our product candidates, others could compete against us more directly, which would have a material adverse impact on our business, results of operations, financial condition and prospects.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2019	2018
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$10,547	$14,724
Marketable securities	38,646	32,914
Prepaid expenses and other current assets	2,402	1,649
Total current assets	51,595	49,287
Marketable securities, long-term	—	16,804
Property and equipment, net	2,353	2,319
Operating lease right-of-use assets	2,850	—
Restricted cash	234	234
Other assets	35	167
Total	$57,067	$68,811
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,725	$1,880
Accrued expenses and other current liabilities	3,185	2,367
Operating lease liabilities, current	332	—
Total current liabilities	5,242	4,247
Warrant liabilities	805	8,511
Operating lease liabilities, noncurrent	3,052	—
Other long-term liabilities	27	193
Total liabilities	9,126	12,951
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 10,000,000 shares at June 30, 2019 and December 31, 2018; no shares issued or outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value—authorized, 200,000,000 shares at June 30, 2019 and December 31, 2018; 16,459,155 and 16,434,614 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	2	2
Additional paid-in capital	159,975	157,931
Accumulated deficit	(111,818)	(102,068)
Accumulated other comprehensive loss	(218)	(5)
Total stockholders’ equity	47,941	55,860
Total	$57,067	$68,811

See accompanying notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$7,275	$5,555	$12,842	$9,532
General and administrative	2,490	2,399	5,300	4,622
Total operating expenses	9,765	7,954	18,142	14,154
Loss from operations	(9,765)	(7,954)	(18,142)	(14,154)
Other income:
Interest income	325	198	686	332
Change in fair value of warrant liabilities	4,885	3,971	7,706	5,173
Net loss	(4,555)	(3,785)	(9,750)	(8,649)
Unrealized gain (loss) on marketable securities	(97)	(22)	(213)	1
Comprehensive loss	$(4,652)	$(3,807)	$(9,963)	$(8,648)
Net loss per common share - basic and diluted	$(0.28)	$(0.29)	$(0.59)	$(0.66)
Weighted-average number of shares outstanding - basic and diluted	16,443,379	13,179,072	16,440,192	13,085,820

See accompanying notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(In Thousands, Except Share and Per Share Data)

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
For the Three Months Ended June 30, 2019	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at March 31, 2019	16,442,532	$2	$158,928	$(107,263)	$(121)	$51,546
Stock-based compensation	—	—	982	—	—	982
Issuance of common stock for services rendered	16,023	—	59	—	—	59
Issuance of common stock in connection with at-the-market offering	600	—	6	—	—	6
Net unrealized loss on marketable securities	—	—	—	—	(97)	(97)
Net loss	—	—	—	(4,555)	—	(4,555)
Balance at June 30, 2019	16,459,155	$2	$159,975	$(111,818)	$(218)	$47,941

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
For the Six Months Ended June 30, 2019	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2018	16,434,614	$2	$157,931	$(102,068)	$(5)	$55,860
Stock-based compensation	—	—	1,895	—	—	1,895
Issuance of common stock for services rendered	23,941	—	143	—	—	143
Issuance of common stock in connection with at-the-market offering	600	—	6	—	—	6
Net unrealized loss on marketable securities	—	—	—	—	(213)	(213)
Net loss	—	—	—	(9,750)	—	(9,750)
Balance at June 30, 2019	16,459,155	$2	$159,975	$(111,818)	$(218)	$47,941

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
For the Three Months Ended June 30, 2018	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at March 31, 2018	13,153,879	$1	$117,469	$(84,101)	$—	$33,369
Stock-based compensation	—	—	664	—	—	664
Issuance of common stock for services rendered	1,414	—	22	—	—	22
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $14	27,274	—	386	—	—	386
Net unrealized gain (loss) on marketable securities	—	—	—	23	(22)	1
Net loss	—	—	—	(3,785)	—	(3,785)
Balance at June 30, 2018	13,182,567	$1	$118,541	$(87,863)	$(22)	$30,657

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
For the Six Months Ended June 30, 2018	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2017	12,961,993	$1	$113,984	$(79,214)	$(23)	$34,748
Stock-based compensation	—	—	1,298	—	—	1,298
Issuance of common stock for services rendered	3,245	—	46	—	—	46
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $139	217,329	—	3,213	—	—	3,213
Net unrealized gain on marketable securities	—	—	—	—	1	1
Net loss	—	—	—	(8,649)	—	(8,649)
Balance at June 30, 2018	13,182,567	$1	$118,541	$(87,863)	$(22)	$30,657

See accompanying notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(9,750)	$(8,649)
Adjustments for:
Depreciation and amortization	171	86
Loss on the disposal of property and equipment	—	16
Operating lease right-of-use asset amortization	130	—
Change in fair value of warrant liabilities	(7,706)	(5,173)
Non-cash investment income	72	110
Non-cash stock-based compensation	2,013	1,349
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(753)	(625)
Other assets	132	—
Accounts payable	(155)	(12)
Accrued expenses and other liabilities	1,081	(62)
Net cash used in operating activities	(14,765)	(12,960)
Cash flows from investing activities:
Proceeds from sale of marketable securities	16,787	21,951
Purchases of marketable securities	(6,000)	(22,000)
Purchases of property and equipment	(205)	(994)
Net cash provided by (used in) investing activities	10,582	(1,043)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	6	3,213
Cash provided by financing activities	6	3,213
Net decrease in cash, cash equivalents and restricted cash	(4,177)	(10,790)
Cash, cash equivalents and restricted cash, beginning of period	14,958	24,133
Cash, cash equivalents and restricted cash, end of period	$10,781	$13,343
Supplemental disclosures of cash flow information:
Cash paid for taxes	$17	$3
Cash paid for interest, net	$—	$—

See accompanying notes to consolidated financial statements.

Spring Bank Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Spring Bank Pharmaceuticals, Inc. (the “Company”) is a clinical-stage biopharmaceutical company engaged in the discovery and development of a novel class of therapeutics using a proprietary small molecule nucleotide platform. The Company is developing its most advanced product candidate, inarigivir soproxil (“inarigivir”), for the treatment of chronic hepatitis B virus. Since inception in 2002 and prior to its initial public offering (“IPO”) in May 2016, the Company built its technology platform and product candidate pipeline, supported by grants and through private financings. The Company has three wholly owned subsidiaries: Sperovie Biosciences, Inc. formed in September 2015, SBP Securities Corporation formed in December 2016 and SBP International Limited formed in May 2019.

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

The accompanying interim financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018, and related interim information contained within the notes to the financial statements, are unaudited. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of June 30, 2019, results of operations for the three and six months ended June 30, 2019 and 2018, statement of stockholders’ equity for the three and six months ended June 30, 2019 and 2018 and its cash flows for the six months ended June 30, 2019 and 2018. These interim financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on March 11, 2019. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results expected for the full fiscal year or any interim period.

As of June 30, 2019, the Company had an accumulated deficit of $111.8 million and $49.2 million in cash, cash equivalents and marketable securities.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Sperovie Biosciences, Inc., SBP Securities Corporation and SBP International Limited. Sperovie Biosciences, Inc. had operations consisting mainly of legal fees associated with intellectual property activities as of June 30, 2019. SBP Securities Corporation had assets primarily related to investments in marketable securities and operations consisting primarily of interest income as of June 30, 2019. SBP International Limited had operations consisting mainly of clinical trial oversight, including European data protection oversight, as of June 30, 2019. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash equivalents are stated at fair value and include short-term, highly liquid investments with remaining maturities of 90 days or less at the date of purchase. Included in cash and cash equivalents as of June 30, 2019 and December 31, 2018 are money market fund investments of $9.0 million and $13.3 million, respectively, which are reported at fair value (Note 5).

Restricted Cash

As of June 30, 2019 and December 31, 2018, restricted cash consists of approximately $234,000, which is held as a security deposit required in conjunction with a lease agreement for the Company’s principal office and laboratory space entered into in October 2017.

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

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying value, an impairment loss is recorded for the difference between the carrying value and fair value of the asset. As of June 30, 2019, no such impairment has occurred.

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

Warrants

The Company reviews the terms of all warrants issued and classifies the warrants as a component of permanent equity if they are freestanding financial instruments that are legally detachable and separately exercisable, contingently exercisable, do not embody an obligation for the Company to repurchase its own shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the warrants must require physical settlement and may not provide any guarantee of value or return. Warrants that meet these criteria are initially recorded at their grant date fair value and are not subsequently remeasured. Warrants that do not meet these criteria are classified as liabilities and remeasured to their fair value at each reporting period.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method and the as if-converted method, for convertible securities, if inclusion of these instruments is dilutive. For the three and six months ended June 30, 2019 and 2018, both methods are equivalent. Basic and diluted net loss per share is described further in Note 2.

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

The Company assesses its income tax positions and records tax benefits based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the consolidated financial statements. The Company classifies interest and penalties associated with such uncertain tax positions as a component of interest expense. As of June 30, 2019 and December 31, 2018, the Company has not identified any material uncertain tax positions.

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity.

The Company leases its principal office and laboratory space in Hopkinton, Massachusetts and previously leased research and development space in Milford, Massachusetts under non-cancelable operating leases. The Company has standard indemnification arrangements under these leases that require it to indemnify the landlords against liability for injury, loss, accident, or damage from any claims, actions, proceedings, or costs resulting from certain acts, breaches, violations, or nonperformance under the Company’s lease.

Through June 30, 2019, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

The Company adopted the standard on the effective date of January 1, 2019 by applying the new lease requirements at the effective date. Prior periods continue to be presented based on the accounting standards originally in effect for such periods. The Company also elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows the Company to carry forward the historical lease classification. The Company will also apply the practical expedient not to separate lease and non-lease components for new and modified leases commencing after adoption. The standard had an impact of approximately $3.0 million on the Company’s assets and $3.4 million on its liabilities, as of January 1, 2019, for the recognition of right-of-use assets and lease liabilities, which are primarily related to the lease of its corporate headquarters in Hopkinton, Massachusetts. The standard did not have a material impact on the Company’s results of operations or liquidity (see Note 8).

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

2. NET LOSS PER SHARE

The following table summarizes the computation of basic and diluted net loss per share of the Company for such periods (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(4,555)	$(3,785)	$(9,750)	$(8,649)
Weighted-average number of shares outstanding - basic and diluted	16,443,379	13,179,072	16,440,192	13,085,820
Net loss per common share - basic and diluted	$(0.28)	$(0.29)	$(0.59)	$(0.66)

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

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact due to the losses reported:

	For the Three and Six Months Ended June 30,
	2019	2018
Common stock warrants	1,662,124	1,787,124
Stock options, RSUs and Inducement awards	1,900,615	1,338,565

3. INVESTMENTS

Cash in excess of the Company’s immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The following table summarizes the Company’s investments, by category, as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30,	December 31,
Investments - Current:	2019	2018
Debt securities - available for sale	$38,646	$32,914
Total	$38,646	$32,914

Investments - Noncurrent:
Debt securities - available for sale	$—	$16,804
Total	$—	$16,804

A summary of the Company’s available-for-sale classified investments as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	At June 30, 2019
	Cost Basis	Accumulated Unrealized Gains	Accumulated Unrealized Losses	Fair Value
Investments - Current:
Corporate bonds	$10,975	$—	$(51)	$10,924
United States treasury securities	27,889	—	(167)	27,722
Total	$38,864	$—	$(218)	$38,646

	At December 31, 2018
	Cost Basis	Accumulated Unrealized Gains	Accumulated Unrealized Losses	Fair Value
Investments - Current:
Corporate bonds	$16,028	$—	$(19)	$16,009
United States treasury securities	16,913	—	(8)	16,905
Total	$32,941	$—	$(27)	$32,914

Investments - Noncurrent:
Corporate bonds	$4,930	$2	$—	$4,932
United States treasury securities	11,852	20	—	11,872
Total	$16,782	$22	$—	$16,804

The amortized cost and fair value of the Company’s available-for-sale investments, by contract maturity, as of June 30, 2019 consisted of the following (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$38,864	$38,646
Due after one year through two years	—	—
Total	$38,864	$38,646

4. PROPERTY AND EQUIPMENT, NET

Property and equipment as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Equipment	$1,278	$1,064
Furniture and fixtures	382	400
Leasehold improvements	1,356	1,347
Total property and equipment	3,016	2,811
Less: accumulated depreciation and amortization	(663)	(492)
Property and equipment, net	$2,353	$2,319

Depreciation expense for the three and six months ended June 30, 2019 was $88,000 and $171,000, respectively. Depreciation expense for the three and six months ended June 30, 2018 was $41,000 and $86,000, respectively.

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

The Company classified its money market funds within Level 1 because their fair values are based on their quoted market prices. The Company classified its commercial paper, corporate bonds and United States treasury securities within Level 2 because their fair values are determined using alternative pricing sources or models that utilized market observable inputs.

A summary of the assets and liabilities that are measured at fair value as of June 30, 2019 and December 31, 2018 is as follows (in thousands):

		Fair Value Measurement at June 30, 2019
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$9,011	$9,011	$—	$—
Fixed income securities	38,646	—	38,646	—
Total	$47,657	$9,011	$38,646	$—

Liabilities:
Warrant liabilities	$805	$—	$—	$805
Total	$805	$—	$—	$805

		Fair Value Measurement at December 31, 2018
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$13,264	$13,264	$—	$—
Fixed income securities	49,718	—	49,718	—
Total	$62,982	$13,264	$49,718	$—

Liabilities:
Warrant liabilities	$8,511	$—	$—	$8,511
Total	$8,511	$—	$—	$8,511

(1)	Money market funds are included within cash and cash equivalents in the accompanying consolidated balance sheets and are recognized at fair value.

The following table reflects the change in the Company’s Level 3 liabilities, which consists of the warrants issued in a private placement in November 2016 (see Note 7), for the period ended June 30, 2019 (in thousands):

November Private Placement Warrants
Balance at December 31, 2017	$13,128
Change in fair value	(4,617)
Balance at December 31, 2018	8,511
Change in fair value	(7,706)
Balance at June 30, 2019	$805

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Clinical	$2,393	$941
Compensation and benefits	504	830
Accounting and legal	218	227
Other	70	369
Total accrued expenses and other current liabilities	$3,185	$2,367

7. STOCKHOLDERS’ EQUITY

Common and Preferred Stock

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

Warrants

In connection with the amendment and restatement of a license agreement with BioHEP Technologies Ltd. (“BioHEP”) in February 2016, the Company issued a warrant to purchase 125,000 shares of the Company’s common stock to BioHEP (the “BioHEP Warrant”). The BioHEP Warrant had an exercise price of $16.00 per share and expired unexercised on August 1, 2018. The Company evaluated the terms of the warrant and concluded that it should be equity-classified. The fair value of the warrant, $0.8 million, was estimated on the issuance date using a Black-Scholes pricing model based on the following assumptions: an expected term of two and a half years, expected stock price volatility of 71%, a risk-free rate of 1.01%, and a dividend yield of 0%. The fair value was expensed as research and development costs.

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

In November 2016, the Company entered into a definitive agreement with respect to the private placement of 1,644,737 shares of common stock and warrants to purchase 1,644,737 shares of common stock (the “November 2016 Private Placement Warrants”) to a group of accredited investors. These investors paid $9.12 for each share of common stock and warrant to purchase one share of common stock. The November 2016 Private Placement Warrants are exercisable at an exercise price of $10.79 per share and expire on November 23, 2021. The Company evaluated the terms of these warrants and concluded that they are liability-classified. In November 2016, the Company recorded the fair value of these warrants of approximately $8.3 million using a Black-Scholes pricing model. The Company must recognize any change in the value of the warrant liability each reporting period in the statement of operations. As of June 30, 2019 and December 31, 2018, the fair value of the November 2016 Private Placement Warrants was approximately $0.8 million and $8.5 million, respectively (see Note 5).

A summary of the Black-Scholes pricing model assumptions used to record the fair value of the warrants is as follows:

	June 30, 2019	December 31, 2018
Risk-free interest rate	1.7%	2.5%
Expected term (in years)	2.4	2.9
Expected volatility	66.9%	78.1%
Expected dividend yield	0%	0%

A summary of the warrant activity for the six months ended June 30, 2019 and for the year ended December 31, 2018 is as follows:

Warrants
Outstanding at December 31, 2017	1,787,124
Grants	—
Exercises	—
Expirations/cancellations	(125,000)
Outstanding at December 31, 2018	1,662,124
Grants	—
Exercises	—
Expirations/cancellations	—
Outstanding at June 30, 2019	1,662,124

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

2015 Stock Incentive Plan and Amended and Restated 2015 Stock Incentive Plan

The Company’s Board of Directors initially adopted the 2015 Plan in December 2015, subject to stockholder approval, and authorized 750,000 shares of Common Stock to be issued under the 2015 Plan. The 2015 Plan became effective upon the closing of the Company’s IPO on May 11, 2016 after approval by the Company’s stockholders. The 2015 Plan provides for the issuance of common stock, stock options and other stock-based awards to employees, officers, directors, consultants and advisors of the Company.

In June 2018, upon receipt of stockholder approval at the Company’s 2018 annual meeting, the 2015 Plan was amended and restated in its entirety increasing the authorized number of shares of common stock reserved for issuance by 800,000 shares (together with the 2014 Plan, the 2015 Plan, the “Stock Incentive Plans”). The Board approved the Amended and Restated 2015 Plan on March 9, 2018. Pursuant to the Amended and Restated 2015 Plan, there are 1,666,863 shares authorized for issuance. In addition, to the extent any outstanding awards under the 2014 Plan expire, terminate or are otherwise surrendered, cancelled or forfeited after the closing of the Company’s IPO, those shares are added to the authorized shares under the Amended and Restated 2015 Plan. The total amount of shares authorized for issuance under both the 2014 Plan and the Amended and Restated 2015 Plan is 2,300,000. As of June 30, 2019, the Company had 404,331 shares available for issuance under the Amended and Restated 2015 Plan.

The exercise price of stock options cannot be less than the fair value of the common stock on the date of grant. Stock options awarded under the Stock Incentive Plans expire 10 years after the grant date, unless the Board sets a shorter term. There were no stock options granted prior to 2015.

The following table summarizes the option activity under the Stock Incentive Plans for the six months ended June 30, 2019 and the year ended December 31, 2018:

	Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at December 31, 2017	988,565	$10.83	$2,617,859
Granted	311,000	12.28	—
Exercised	—	—	—
Cancelled	—	—	—
Outstanding at December 31, 2018	1,299,565	11.18	881,385
Granted	343,000	10.37	—
Exercised	—	—	—
Cancelled	(17,750)	14.28	—
Options outstanding at June 30, 2019	1,624,815	$10.97	$—
Options exercisable at June 30, 2019	952,547	$11.28	$—

As of June 30, 2019, all options outstanding have a weighted-average remaining contractual life of 7.6 years. The weighted-average fair value of all stock options granted for the six months ended June 30, 2019 was $7.30.  Intrinsic value at June 30, 2019 and December 31, 2018 is based on the closing price of the Company’s common stock on that date of $3.69 per share and $10.39 per share, respectively.

In January 2018, the Company issued a stock option award as an inducement grant for the purchase of an aggregate of 50,000 shares of the Company’s common stock, outside of the Stock Incentive Plans, at an exercise price of $12.02 per share. In February 2019, the Company issued a stock option award as an inducement grant for the purchase of an aggregate of 40,000 shares of the Company’s common stock, outside of the Stock Incentive Plans, at an exercise price of $10.39 per share. These inducement grants are excluded from the option activity table above.

The assumptions the Company used to determine the fair value of stock options granted to employees and directors during the six months ended June 30, 2019 and 2018 are as follows, presented on a weighted-average basis:

	Six Months Ended June 30,
	2019	2018
Risk-free interest rate	2.6%	2.5%
Expected term (in years)	6.0	5.9
Expected volatility	81.1%	82.6%
Expected dividend yield	0%	0%

Performance-Based Restricted Stock Units

In January 2019, the Company issued performance-based restricted stock units (“RSUs”) to senior management under the 2015 Plan that represent shares potentially issuable in the future subject to the satisfaction of certain performance milestones as well as a service condition. The vesting of 50% of the RSUs is based upon the Company’s performance relative to a peer group over a two-year performance period, from January 1, 2019 through December 31, 2020, measured by the Company’s relative total shareholder return for the market-based RSUs. The vesting of 25% of the RSUs is based on the achievement of a performance goal milestone as of December 31, 2019 and vesting of the remaining 25% of the RSUs is based upon the achievement of a performance goal milestone as of December 31, 2020.

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

The Company estimates the fair value of performance-based RSUs at the date of grant using the fair value method and the probability that the specified performance criteria will be met. Each quarter the Company updates its assessment of the probability that the specified performance criteria will be achieved and adjusts its estimate of the fair value of the performance-based RSUs, if necessary. The Company amortizes the fair values of performance-based RSUs over the requisite service period for each separately vesting tranche of the award. As of June 30, 2019, the Company estimates that it is currently probable that it will achieve the clinical milestones included in the PSU performance goals and has recognized the stock-based compensation expense for the RSUs issued as it relates to the milestone base performance goals. The total stock-based compensation recognized for the three and six months ended June 30, 2019 for the RSUs was approximately $189,000 and $347,000, respectively.

The following table is a rollforward of performance-based restricted stock unit activity under the Stock Incentive Plans for the six months ended June 30, 2019:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Total Nonvested Units at December 31, 2018	—	$—
Granted	203,700	8.49
Exercised	—	—
Vested	—	—
Cancelled	(17,900)	8.49
Total Nonvested Units at June 30, 2019	185,800	$8.49

There were no performance-based restricted stock units exercisable as of June 30, 2019.

The assumptions used to determine the fair value of the performance-based restricted stock units granted to management during the six months ended June 30, 2019 for the performance goal milestone units is based on the market price of the award on the grant date, which was a weighted average fair value for the six months ended June 30, 2019 of $10.35 per share. The fair value of the performance-based restricted stock units granted to management in 2019 for the Company’s relative total share return units is based on the Monte Carlo Simulation method on the grant date, which the weighted average fair value as of the six months ended June 30, 2019 was $6.62 per share.

Stock-Based Compensation

The following table summarizes the Company’s stock-based compensation expense for the three and six months ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Stock-based compensation:	2019	2018	2019	2018
Research and development	$339	$213	$656	$414
General and administrative	702	480	1,357	935
Total Stock-based compensation	$1,041	$693	$2,013	$1,349

The fair value of stock options vested during the six months ended June 30, 2019 was $1.9 million. At June 30, 2019, there was $5.2 million of unrecognized stock-based compensation expense relating to stock options granted pursuant to the Stock Incentive Plans, which will be recognized over the weighted-average remaining vesting period of 2.8 years.

The expense recognized is partially dependent upon the Company’s estimate of the number of shares that will ultimately be issued. At June 30, 2019, there was $1.2 million of unrecognized stock-based compensation expense relating to performance-based restricted stock units granted pursuant to the Stock Incentive Plans, which will be recognized over the weighted-average remaining vesting period of 1.5 years.

Reserved Shares

As of June 30, 2019 and December 31, 2018, the Company reserved the following shares of common stock for issuance of shares resulting from exercise of outstanding warrants, options and performance-based restricted stock units, as well as issuance of shares available for grant under the Stock Incentive Plans:

	June 30,	December 31,
	2019	2018
2016 IPO warrants	28,347	28,347
November Private Placement Warrants	1,633,777	1,633,777
2015 Amended and Restated Stock Incentive Plan	2,214,946	2,238,887
Inducement Awards	90,000	50,000
Total	3,967,070	3,951,011

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

Other information related to leases was as follows:

Six Months Ended June 30,
Cash paid for amounts included in the measurement of lease liabilities:	2019
Operating cash flow from operating leases (in thousands)	$130

Right-of-use assets obtained in exchange for lease obligations:
Operating leases (in thousands)	$2,980

Weighted Average Remaining Lease Term
Operating leases	8.7 years

Weighted Average Discount Rate
Operating leases	8.0%

Operating lease costs under the leases for the three and six months ended June 30, 2019 were approximately $130,000 and $260,000, respectively. Total operating lease costs for the three and six months ended June 30, 2019 were offset by $18,000 and $37,000, respectively, for sublease income and variable lease cost payments. Total rent expense for the three and six months ended June 30, 2018 was $69,000 and $142,000 respectively, which included payments for a lease of the Company’s research and development facility. The lease term of the research and development facility ended as of June 30, 2018.

The following table summarizes the Company’s maturities of operating lease liabilities as of June 30, 2019 (in thousands):

Year
2019 (excluding the six months ended June 30, 2019)	$288
2020	588
2021	508
2022	450
2023	462
Thereafter	2,405
Total lease payments	$4,701
Less: present value discount	(1,317)
Total	$3,384

For comparative purposes, the Company’s aggregate future minimum non-cancellable commitments under operating leases as of December 31, 2018 were as follows (in thousands):

Year
2019	$417
2020	588
2021	508
2022	450
Thereafter	2,867
Total minimum lease payments	$4,830

9. COMMITMENTS AND CONTINGENCIES

BioHEP Technologies Ltd. License Agreement

In January 2016, the Company entered into an amended and restated license agreement with BioHEP, which became effective on February 1, 2016.

Under the amended and restated license agreement, the Company agreed to pay BioHEP up to $3.5 million in development and regulatory milestone payments for disease(s) caused by each distinct virus for which the Company develops licensed product(s). BioHEP is also eligible to receive tiered royalties in the low-to-mid single-digits on net product sales of licensed products by the Company and its affiliates and sub licensees, and a specified share of non-royalty sublicensing revenues the Company and its affiliates receive from sub licensees, which share of sublicensing revenues is capped at a maximum aggregate of $2.0 million under all such sublicenses. Milestone and royalty payments associated with the Company’s amended and restated license agreement with BioHEP cannot be reasonably estimated as to whether or when they will occur. As of June 30, 2019, there have been no milestone or royalty payments made to BioHEP.

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

The World Health Organization estimates that 257 million people are chronically infected with chronic HBV worldwide, and nearly 900,000 people worldwide die every year due to complications from chronic HBV infection despite the availability of vaccines against the virus. There is no approved cure for chronic HBV and currently approved direct-acting antiviral therapies for the treatment of chronic HBV lack a broadly sustained response following the discontinuation of treatment.

We are developing inarigivir, an orally-administered investigational selective immunomodulator, as a potential backbone in a combinatorial treatment for chronic HBV, with a goal to accelerate and substantially increase functional cure rates in a simple, safe and selective manner. We recently completed our global Phase 2 ACHIEVE trial of inarigivir, and in April 2019, we launched two Phase 2 global trials (CATALYST 1 and CATALYST 2) examining the administration of inarigivir 400mg as monotherapy and co-administered with a nucleotide in naïve and virally suppressed chronic HBV patients. We are also pursuing the development of SB 9225, a co-formulation of inarigivir with tenofovir disoproxil fumarate, or TDF, as a potential fixed-dose combination product for the treatment of patients with chronic HBV.  In addition to our inarigivir clinical trials, we continue to explore collaborations, including with siRNA compounds targeting hepatitis B surface antigen, or HBsAg, as well as other antiviral and immunomodulatory mechanisms. We believe the immunomodulatory activity of inarigivir could become a key component of a future combinatorial treatment for patients infected with chronic HBV, increasing the percentage of chronic HBV patients who achieve a functional cure.

In July 2017, we entered into a clinical trial supply and collaboration agreement with Gilead Sciences, Inc., or Gilead, under which Gilead is funding and conducting a Phase 2 clinical trial examining the co-administration of inarigivir and Vemlidy® 25 mg (tenofovir alafenamide) in patients infected with chronic HBV. In August 2018, we announced the expansion of the clinical trial being undertaken by Gilead to include two additional cohorts. These cohorts of the study will assess inarigivir 200mg co-administered with Vemlidy and the administration of inarigivir 100mg in chronic HBV patients currently treated with nucleoside/tide analogues. In

July 2019, we announced the further expansion of this clinical trial whereby Gilead will examine inarigivir 400mg co-administered with Vemlidy.

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

In June 2019, we filed an investigational new drug application for a Phase 1 clinical trial for the intravenously-administered (IV) SB 11285 for the clinical study of advanced solid tumors, which was accepted by the U.S. Food and Drug Administration in July 2019.  Part 1 of this Phase 1 trial is a dose-escalation study with IV SB 11285 monotherapy followed by combination with a checkpoint inhibitor and is designed to determine a recommended phase 2 dose. Part 2 of this Phase 1 trial will explore IV SB 11285 antitumor activity in combination with a checkpoint inhibitor in selected tumor types. The trial will be conducted at multiple sites in the United States.  We plan to launch the dose-escalation study later in the third quarter of 2019.

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

We have incurred significant annual net operating losses in every year since our inception and expect to continue to incur significant expenses and net operating losses for the foreseeable future. Our net losses for the three and six months ended June 30, 2019 were $4.6 million and $9.8 million, respectively, and our net losses for the three and six months ended June 30, 2018 were $3.8 million and $8.6 million, respectively. As of June 30, 2019, we had an accumulated deficit of $111.8 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and increasing operating losses for the next several years.

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

As of June 30, 2019, we had $49.2 million in cash, cash equivalents and marketable securities. We expect that our cash, cash equivalents and marketable securities as of June 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2021. See “—Liquidity and Capital Resources.”

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

Warrants Issued in 2016 Private Placement

In connection with our private placement offering in November 2016, or the November private placement, we issued warrants to purchase 1,644,737 shares of common stock, which we refer to as the November 2016 Warrants. These warrants are exercisable at an exercise price of $10.79 per share. We evaluated the terms of these warrants and concluded that they should be liability-classified. In November 2016, we recorded the fair value of these warrants of approximately $8.3 million. We recognize any change in the value of the warrant liability each reporting period in the statement of operations. As of June 30, 2019, the fair value of the warrants was approximately $0.8 million, which is a decrease of $7.7 million from the fair value of approximately $8.5 million as of December 31, 2018.  See Note 7 of the notes to the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

There were no stock options granted prior to 2015. We recognize forfeitures as they occur and the compensation expense is reversed in the period that the forfeiture occurs. The assumptions we used to determine the fair value of granted stock options in six months ended June 30, 2019 and 2018 are as follows:

	Six Months Ended June 30,
	2019	2018
Risk-free interest rate	2.6%	2.5%
Expected term (in years)	6.0	5.9
Expected volatility	81.1%	82.6%
Expected dividend yield	0%	0%

The assumptions used to determine the fair value of the performance-based restricted stock units granted to management during the six months ended June 30, 2019 for the performance goal milestone units is based on the market price of the award on the grant date, which was a weighted average fair value for the six months ended June 30, 2019 of $10.35 per share. The fair value of the performance-based restricted stock units granted to management in 2019 for the Company’s relative total share return units is based on the Monte Carlo Simulation method on the grant date, which the weighted average fair value as of the six months ended June 30, 2019 was $6.62 per share.

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

The following table summarizes the classification of our stock-based compensation expenses recognized in our consolidated statements of operations and comprehensive loss (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Stock-based compensation:	2019	2018	2019	2018
Research and development	$339	$213	$656	$414
General and administrative	702	480	1,357	935
Total Stock-based compensation	$1,041	$693	$2,013	$1,349

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Operating expenses:
Research and development	$7,275	$5,555	$1,720	$12,842	$9,532	$3,310
General and administrative	2,490	2,399	91	5,300	4,622	678
Total operating expenses	9,765	7,954	1,811	18,142	14,154	3,988
Loss from operations	(9,765)	(7,954)	(1,811)	(18,142)	(14,154)	(3,988)
Other income	325	198	127	686	332	354
Change in fair value of warrant liabilities	4,885	3,971	914	7,706	5,173	2,533
Net loss	$(4,555)	$(3,785)	$(770)	$(9,750)	$(8,649)	$(1,101)

Research and development expenses.

Research and development expenses during the three months ended June 30, 2019 and 2018 were $7.3 million and $5.6 million, respectively. The increase of $1.7 million during the three months ended June 30, 2019 was primarily due to an increase in spending on preclinical studies and clinical trial-related activities for inarigivir and SB 11285 of $1.3 million and other research and development related expenses of $0.4 million, including salaries and benefits, laboratory supplies and non-cash charges for stock-based compensation.

Research and development expenses during the six months ended June 30, 2019 and 2018 were $12.8 million and $9.5 million, respectively. The increase of $3.3 million during the six months ended June 30, 2019 was primarily due to an increase in spending on preclinical studies and clinical trial-related activities for inarigivir and SB 11285 of $2.3 million, salaries and benefits associated with higher research and development headcount of $0.4 million and other research and development related expenses of $0.6 million including laboratory supplies, lease-related costs, non-cash charges for stock-based compensation and non-cash charges for depreciation.

General and administrative expenses.

General and administrative expenses during the three months ended June 30, 2019 and 2018 were $2.5 million and $2.4 million, respectively. The increase of $0.1 million during the three months ended June 30, 2019 was primarily due to an increase in other general and administrative related expenses of $0.1 million, including non-cash charges for stock-based compensation, offset by lease-related costs.

General and administrative expenses during the six months ended June 30, 2019 and 2018 were $5.3 million and $4.6 million, respectively. The increase of $0.7 million during the six months ended June 30, 2019 was primarily due to an increase in non-

cash charges for stock-based compensation of $0.4 million and other general and administrative related expenses of $0.3 million, including salaries and benefits, legal-related costs and consulting-related costs, offset by lease-related costs.

Other income. Other income during the three and six months ended June 30, 2019 and 2018 is solely comprised of interest income. Interest income during the three and six months ended June 30, 2019 was $0.3 million and $0.7 million, respectively, and was primarily due to the interest earned on marketable securities. Interest income during the three and six months ended June 30, 2018 was $0.2 million and $0.3 million, respectively, and was primarily due to the interest earned on marketable securities. The increase in interest income during the three and six months ended June 30, 2019 was due to a higher average balance of marketable securities.

Change in fair value of warrant liabilities. The change in fair value of warrant liabilities during the three and six months ended June 30, 2019 was a gain of $4.9 million and $7.7 million, respectively. The change in fair value of warrant liabilities during the three and six months ended June 30, 2018 was a gain of $4.0 million and $5.2 million, respectively. The change in value each period was solely due to the change in the fair value of the November 2016 Warrants, primarily as a result of the change in our stock price and stock price volatility.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through June 30, 2019, we have financed our operations through proceeds received from private placements of convertible notes, common stock and/or warrants, the exercise of options and warrants, NIH grant funding and public offerings of securities. As of June 30, 2019, we had cash, cash equivalents and marketable securities totaling $49.2 million and an accumulated deficit of $111.8 million.

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

In August 2017, we entered into a Controlled Equity OfferingSM Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $50.0 million. We pay Cantor a commission rate equal to 3.0% of the aggregate gross proceeds from each sale. Shares sold under the Sales Agreement are offered and sold pursuant to our S-3 Registration Statement, and a prospectus supplement and accompanying base prospectus that we filed with the Securities and Exchange Commission on August 18, 2017. During the year ended December 31, 2018, we sold an aggregate of 217,329 shares of our common stock under the Sales Agreement at a weighted average selling price of $15.42 per share, which resulted in $3.2 million of net proceeds.

Cash Flows

The following table summarizes sources and uses of cash for each of the periods presented (in thousands):

	For the Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(14,765)	$(12,960)
Net cash provided by (used in) investing activities	10,582	(1,043)
Net cash provided by financing activities	6	3,213
Net decrease in cash, cash equivalents and restricted cash	$(4,177)	$(10,790)

Net cash used in operating activities. The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities during the six months ended June 30, 2019 and 2018 was $14.8 million and $13.0 million, respectively. The increase in cash used in operating activities during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 of $1.8 million was primarily due to an increase in the net loss of $1.1 million and other net changes of $0.1 million, offset by a decrease in accrued expenses and other current and non-current liabilities of $1.1 million. In addition, there was an increase in the non-cash change in the fair value of the warrant liability of $2.5 million, the non-cash stock-based compensation of $0.6 million and other non-cash changes of $0.2 million.

Net cash provided by (used in) investing activities. Net cash provided by investing activities during the six months ended June 30, 2019 and 2018 was $10.6 million and $1.0 million, respectively. The cash provided by investing activities during the six months ended June 30, 2019 was primarily the result of $16.8 million in proceeds from the sale of marketable securities, which was offset by $6.0 million for the purchase of marketable securities and $0.2 million for the purchase of property and equipment. The cash provided by investing activities during the six months ended June 30, 2018 was primarily the result of $22.0 million in proceeds from the sale of marketable securities, which was offset by $22.0 million for the purchase of marketable securities and $1.0 million for the purchase of property and equipment.

Net cash provided by financing activities. Net cash provided by financing activities during the six months ended June 30, 2019 and 2018 was the result of net proceeds from our at-the-market offering program under the Sales Agreement.

Funding Requirements

We expect to continue to incur significant and increasing losses for the foreseeable future. We anticipate these losses to increase as our expenses increase, and we expect that our expenses will increase if and as we:

•	continue to develop and conduct clinical trials of inarigivir, including our Phase 2 CATALYST clinical trials of inarigivir for chronic HBV;
•	continue to develop and initiate clinical trials of SB 11285, our lead STING agonist product candidate;
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

We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	initiation, progress, timing, costs and results of clinical trials evaluating inarigivir, SB 11285 and SB 9225;

•	initiation, progress, timing, costs and results of preclinical studies and clinical trials of any other product candidates we may develop;
•	our obligation to make royalty and non-royalty sublicense payments to third-party licensors, if any, under our licensing agreements;

•	the timing, receipt, and amount of milestone payments or royalties, if any, from inarigivir, SB 11285, SB 9225 or any of our other product candidates;
•	the number and characteristics of product candidates that we discover or in-license and develop;
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

Adequate additional funds may not be available to us on acceptable terms, or at all. We do not currently have any committed external source of funds. As of June 30, 2019, we had up to $59.6 million in securities available for future issuance under the S-3 Registration Statement, which included $42.7 million in shares issuable pursuant to our at-the-market program and our Sales Agreement with Cantor. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Additional debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interests of our stockholders.

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

Contractual Obligations and Commitments

We have contractual obligations pursuant to our amended and restated license agreement with BioHEP Technologies Ltd., or BioHEP. Under this agreement, we have agreed to pay up to $3.5 million in development and regulatory milestone payments to BioHEP for each distinct viral indication for which we develop licensed product(s). BioHEP is also eligible to receive tiered royalties in the low-to-mid single-digits on net product sales of licensed products by us and our affiliates and sub licensees, and a specified share of non-royalty sublicensing revenues we and our affiliates receive from sub licensees, which share of sublicensing revenues is capped at a maximum aggregate of $2.0 million under all such sublicenses. Milestone and royalty payments associated with our amended and restated license agreement with BioHEP have not been included in the above table of contractual obligations as we cannot reasonably estimate if or when they will occur. As of June 30, 2019, there have been no milestone or royalty payments made to BioHEP.

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

We are exposed to market risk related to changes in interest rates. Our cash, cash equivalents and marketable securities of $49.2 million as of June 30, 2019, consisted of cash, cash equivalents and marketable securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because a significant amount of the marketable securities in our investment portfolio are short-term in nature , an immediate 10% change in market interest rates would not be expected to have a material impact on the fair market value of our investment portfolio or on our financial condition or results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2019, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Spring Bank Pharmaceuticals, Inc.

Date: July 31, 2019	By:	/s/ Jonathan Freve
Jonathan Freve
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)