Form 10-Q
period 2019-09-30
Spring Bank Pharmaceuticals, Inc.
filed 2019-11-07
CIK 1566373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-37718

Spring Bank Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	52-2386345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 Parkwood Drive, Suite 210 Hopkinton, MA	01748
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 473-5993

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	SBPH	The Nasdaq Stock Market, LLC

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

As of November 6, 2019, the registrant had 16,476,342 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2019	2018
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$34,371	$14,724
Marketable securities	28,778	32,914
Prepaid expenses and other current assets	1,727	1,649
Total current assets	64,876	49,287
Marketable securities, long-term	—	16,804
Property and equipment, net	2,264	2,319
Operating lease right-of-use assets	2,784	—
Restricted cash	234	234
Other assets	35	167
Total	$70,193	$68,811
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,986	$1,880
Accrued expenses and other current liabilities	1,998	2,367
Operating lease liabilities, current	343	—
Total current liabilities	5,327	4,247
Term loan, net of unamortized discount	19,011	—
Warrant liabilities	450	8,511
Operating lease liabilities, noncurrent	2,962	—
Other long-term liabilities	27	193
Total liabilities	27,777	12,951
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 10,000,000 shares at September 30, 2019 and December 31, 2018; no shares issued or outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value—authorized, 200,000,000 shares at September 30, 2019 and December 31, 2018; 16,476,342 and 16,434,614 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	2	2
Additional paid-in capital	161,382	157,931
Accumulated deficit	(118,730)	(102,068)
Accumulated other comprehensive loss	(238)	(5)
Total stockholders’ equity	42,416	55,860
Total	$70,193	$68,811

See accompanying notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$5,228	$5,656	$18,070	$15,188
General and administrative	2,247	2,059	7,547	6,681
Total operating expenses	7,475	7,715	25,617	21,869
Loss from operations	(7,475)	(7,715)	(25,617)	(21,869)
Other income (expense):
Interest income	271	271	957	603
Interest expense	(63)	—	(63)	—
Change in fair value of warrant liabilities	355	(1,336)	8,061	3,837
Net loss	(6,912)	(8,780)	(16,662)	(17,429)
Unrealized loss on marketable securities	(20)	(14)	(233)	(13)
Comprehensive loss	$(6,932)	$(8,794)	$(16,895)	$(17,442)
Net loss per common share:
Basic	$(0.42)	$(0.59)	$(1.01)	$(1.27)
Diluted	$(0.42)	$(0.59)	$(1.01)	$(1.39)
Weighted-average number of shares outstanding:
Basic	16,459,155	14,841,197	16,446,582	13,677,375
Diluted	16,459,155	14,841,197	16,446,582	15,311,152

See accompanying notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(In Thousands, Except Share and Per Share Data)

For the Three Months Ended	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
September 30, 2019	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at June 30, 2019	16,459,155	$2	$159,975	$(111,818)	$(218)	$47,941
Stock-based compensation	—	—	752	—	—	752
Issuance of common stock for services rendered	17,187	—	59	—	—	59
Issuance of warrants in connection with term loan	—	—	552	—	—	552
Issuance of warrants to a service provider	—	—	19	—	—	19
Offering costs in connection with common stock offering	—	—	25	—	—	25
Net unrealized loss on marketable securities	—	—	—	—	(20)	(20)
Net loss	—	—	—	(6,912)	—	(6,912)
Balance at September 30, 2019	16,476,342	$2	$161,382	$(118,730)	$(238)	$42,416

For the Three Months Ended	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
September 30, 2018	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at June 30, 2018	13,182,567	$1	$118,541	$(87,863)	$(22)	$30,657
Stock-based compensation	—	—	680	—	—	680
Issuance of common stock for services rendered	2,525	—	30	—	—	30
Issuance of common stock in connection with offering, net of issuance costs	3,246,079	1	37,959	—	—	37,960
Issuance costs in connection with at-the-market offering	—	—	(1)	—	—	(1)
Net unrealized gain (loss) on marketable securities	—	—	—	—	(14)	(14)
Net loss	—	—	—	(8,780)	—	(8,780)
Balance at September 30, 2018	16,431,171	$2	$157,209	$(96,643)	$(36)	$60,532

See accompanying notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(In Thousands, Except Share and Per Share Data)

For the Nine Months Ended	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
September 30, 2019	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2018	16,434,614	$2	$157,931	$(102,068)	$(5)	$55,860
Stock-based compensation	—	—	2,647	—	—	2,647
Issuance of common stock for services rendered	41,128	—	202	—	—	202
Issuance of common stock in connection with at-the-market offering	600	—	6	—	—	6
Issuance of warrants in connection with term loan	—	—	552	—	—	552
Issuance of warrants to a service provider	—	—	19	—	—	19
Offering costs in connection with common stock offering	—	—	25	—	—	25
Net unrealized loss on marketable securities	—	—	—	—	(233)	(233)
Net loss	—	—	—	(16,662)	—	(16,662)
Balance at September 30, 2019	16,476,342	$2	$161,382	$(118,730)	$(238)	$42,416

For the Nine Months Ended	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
September 30, 2018	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2017	12,961,993	$1	$113,984	$(79,214)	$(23)	$34,748
Stock-based compensation	—	—	1,978	—	—	1,978
Issuance of common stock for services rendered	5,770	—	76	—	—	76
Issuance of common stock in connection with offering, net of issuance costs	3,246,079	1	37,959	—	—	37,960
Issuance of common stock in connection with at-the-market offering, net of issuance costs	217,329	—	3,212	—	—	3,212
Net unrealized gain on marketable securities	—	—	—	—	(13)	(13)
Net loss	—	—	—	(17,429)	—	(17,429)
Balance at September 30, 2018	16,431,171	$2	$157,209	$(96,643)	$(36)	$60,532

See accompanying notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(16,662)	$(17,429)
Adjustments for:
Depreciation and amortization	263	193
Loss on the disposal of property and equipment	—	16
Operating lease right-of-use asset amortization	196	—
Change in fair value of warrant liabilities	(8,061)	(3,837)
Non-cash interest expense	10	—
Non-cash investment income	(60)	361
Non-cash stock-based compensation	2,825	2,062
Non-cash issuance of warrants to a service provider	19	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(78)	(449)
Other assets	132	(46)
Accounts payable	1,106	(326)
Accrued expenses and other liabilities	(82)	1,098
Operating lease liabilities	(79)	—
Net cash used in operating activities	(20,471)	(18,357)
Cash flows from investing activities:
Proceeds from sale of marketable securities	26,767	28,837
Purchases of marketable securities	(6,000)	(50,000)
Purchases of property and equipment	(208)	(1,913)
Net cash provided by (used in) investing activities	20,559	(23,076)
Cash flows from financing activities:
Proceeds from term loan and warrants	20,000	—
Issuance costs in connection with term loan and warrants	(447)	—
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	6	3,212
Proceeds from issuance of common stock, net of issuance costs	—	37,959
Cash provided by financing activities	19,559	41,171
Net increase (decrease) in cash, cash equivalents and restricted cash	19,647	(262)
Cash, cash equivalents and restricted cash, beginning of period	14,958	24,133
Cash, cash equivalents and restricted cash, end of period	$34,605	$23,871
Supplemental disclosures of cash flow information:
Cash paid for taxes	$21	$3
Cash paid for interest, net	$53	$—

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

The accompanying interim financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018, and related interim information contained within the notes to the financial statements, are unaudited. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of September 30, 2019, results of operations for the three and nine months ended September 30, 2019 and 2018, statement of stockholders’ equity for the three and nine months ended September 30, 2019 and 2018 and its cash flows for the nine months ended September 30, 2019 and 2018. These interim financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on March 11, 2019. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results expected for the full fiscal year or any interim period.

As of September 30, 2019, the Company had an accumulated deficit of $118.7 million and $63.1 million in cash, cash equivalents and marketable securities.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Sperovie Biosciences, Inc., SBP Securities Corporation and SBP International Limited. Sperovie Biosciences, Inc. had operations consisting mainly of legal fees associated with intellectual property activities as of September 30, 2019. Sperovie Biosciences, Inc. is a joint borrower with the Company under the Company’s term loan (see Note 9). SBP Securities Corporation had assets primarily related to investments in marketable securities and operations consisting primarily of interest income as of September 30, 2019. SBP International Limited had operations consisting mainly of clinical trial oversight, including European data protection oversight, as of September 30, 2019. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates relied upon in preparing the accompanying financial statements related to the fair value of warrants, accounting for stock-based compensation, income taxes, useful lives of long-lived assets, and accounting for certain accruals. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates.

Cash and Cash Equivalents

Cash equivalents are stated at fair value and include short-term, highly liquid investments with remaining maturities of 90 days or less at the date of purchase. Included in cash and cash equivalents as of September 30, 2019 and December 31, 2018 are money market fund investments of $32.5 million and $13.3 million, respectively, which are reported at fair value (see Note 5).

Restricted Cash

As of September 30, 2019 and December 31, 2018, restricted cash consists of approximately $234,000, which is held as a security deposit required in conjunction with a lease agreement for the Company’s principal office and laboratory space entered into in October 2017.

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

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying value, an impairment loss is recorded for the difference between the carrying value and fair value of the asset. As of September 30, 2019, no such impairment has occurred.

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

Warrants

The Company accounts for freestanding warrants within stockholders equity or as liabilities based on the characteristics and provisions of each instrument. The Company evaluates outstanding warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. If none of the criteria in the evaluation in these standards are met, the warrants are classified as a component of stockholders equity and initially recorded at their grant date fair value without subsequent remeasurement. Warrants that meet the criteria are classified as liabilities and remeasured to their fair value at the end of each reporting period.

Stock-Based Compensation

The Company’s stock-based payments include stock options, performance-based restricted stock units (“RSUs”) and grants of common stock, including common stock subject to vesting. The Company accounts for all stock-based payment awards granted to employees and nonemployees using a fair value method. The measurement date for employee awards is the date of grant, and stock-based compensation costs are recognized as expense over the employees’ requisite service period, which is generally the vesting period, on a straight-line basis. The Company accounts for forfeitures as they occur.

The Company measures the fair value of the performance-based restricted stock units relating to the total share return performance using a Monte Carlo valuation model. The Company measures the fair value of the performance-based restricted stock units relating to the milestone performance goals using the fair value method and the probability that the specified performance criteria will be met. Each quarter the Company updates its assessment of the probability that the specified milestone criteria will be achieved and adjusts its estimate of the fair value, if necessary. Stock-based compensation expense is classified in the accompanying consolidated statements of operations and comprehensive loss based on the department to which the related services are provided.

Financial Instruments

The Company’s financial instruments consist of cash equivalents, marketable securities, accounts payable, a term loan and liability classified warrants. The carrying amounts of cash and cash equivalents and accounts payable approximate their fair value due to the short-term nature of those financial instruments. The fair value of the marketable securities and liability classified warrants are remeasured to fair value each reporting period (see Note 5). The fair value of the term loan approximates its face value given the close proximity of the execution of the term loan to September 30, 2019.

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

For the three and nine months ended September 30, 2019, both methods are equivalent and for the three months ended September 30, 2018, both methods are equivalent. For the nine months ended September 30, 2018, diluted net loss per share amounts were calculated based on the dilutive effect of the total number of shares of common stock related to the November 2016 Private Placement warrants and the change in the fair value of the warrant liability. Basic and diluted net loss per share is described further in Note 2.

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

The Company assesses its income tax positions and records tax benefits based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the consolidated financial statements. The Company classifies interest and penalties associated with such uncertain tax positions as a component of interest expense. As of September 30, 2019 and December 31, 2018, the Company has not identified any material uncertain tax positions.

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

Through September 30, 2019, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirement for Fair Value Measurement. This ASU removes, modifies and adds certain disclosure requirements of ASC Topic 820. The ASU is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact that the adoption of this standard may have on the Company’s consolidated financial statements.

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

The Company adopted the standard on the effective date of January 1, 2019 by applying the new lease requirements at the effective date. Prior periods continue to be presented based on the accounting standards originally in effect for such periods. The Company also elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows the Company to carry forward the historical lease classification. The Company will also apply the practical expedient not to separate lease and non-lease components for new and modified leases commencing after adoption. The standard had an impact of approximately $3.0 million on the Company’s assets and $3.4 million on its liabilities, as of January 1, 2019, for the recognition of right-of-use assets and lease liabilities, which are primarily related to the lease of its corporate headquarters in Hopkinton, Massachusetts. The standard did not have a material impact on the Company’s results of operations or liquidity (see Note 10).

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

2. NET LOSS PER SHARE

The following table summarizes the computation of basic and diluted net loss per share of the Company for such periods (in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(6,912)	$(8,780)	$(16,662)	$(17,429)
Less: decrease in change in fair value of warrant liabilities				(3,837)
Net loss available to common shareholders				$(21,266)
Weighted-average number of shares outstanding:
Basic	16,459,155	14,841,197	16,446,582	13,677,375
Effect of dilutive securities:
Common stock warrants				1,633,777
Dilutive potential common shares				15,311,152
Net loss per common share:
Basic	$(0.42)	$(0.59)	$(1.01)	$(1.27)
Diluted	$(0.42)	$(0.59)	$(1.01)	$(1.39)

For the three and nine months ended September 30, 2019, the diluted net loss per common share is the same as basic net loss per common share and for the three months ended September 30, 2018, the diluted net loss per common share is the same as basic net loss per common share. For the nine months ended September 30, 2018, the diluted net loss per common share amounts were calculated based on the dilutive effect of the total number of shares of common stock related to the November 2016 Private Placement warrants of 1,633,777 shares and the change in the fair value of the warrant liability of $3.8 million.

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact due to the losses reported:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Convertible debt	2,329,143	—	2,329,143	—
Common stock warrants	1,927,124	1,662,124	1,927,124	28,347
Stock options, RSUs and inducement awards	1,948,115	1,349,565	1,948,115	1,349,565

3. INVESTMENTS

Cash in excess of the Company’s immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The following table summarizes the Company’s investments, by category, as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30,	December 31,
Investments - Current:	2019	2018
Debt securities - available for sale	$28,778	$32,914
Total	$28,778	$32,914

Investments - Noncurrent:
Debt securities - available for sale	$—	$16,804
Total	$—	$16,804

A summary of the Company’s available-for-sale classified investments as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	At September 30, 2019
	Cost Basis	Accumulated Unrealized Gains	Accumulated Unrealized Losses	Fair Value
Investments - Current:
Corporate bonds	$11,055	$—	$(74)	$10,981
United States treasury securities	17,961	—	(164)	$17,797
Total	$29,016	$—	$(238)	$28,778

	At December 31, 2018
	Cost Basis	Accumulated Unrealized Gains	Accumulated Unrealized Losses	Fair Value
Investments - Current:
Corporate bonds	$16,028	$—	$(19)	$16,009
United States treasury securities	16,913	—	(8)	16,905
Total	$32,941	$—	$(27)	$32,914

Investments - Noncurrent:
Corporate bonds	$4,930	$2	$—	$4,932
United States treasury securities	11,852	20	—	11,872
Total	$16,782	$22	$—	$16,804

The amortized cost and fair value of the Company’s available-for-sale investments, by contract maturity, as of September 30, 2019 consisted of the following (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$29,016	$28,778
Due after one year through two years	—	—
Total	$29,016	$28,778

4. PROPERTY AND EQUIPMENT, NET

Property and equipment as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Equipment	$1,278	$1,064
Furniture and fixtures	385	400
Leasehold improvements	1,356	1,347
Total property and equipment	3,019	2,811
Less: accumulated depreciation and amortization	(755)	(492)
Property and equipment, net	$2,264	$2,319

Depreciation expense for the three and nine months ended September 30, 2019 was $92,000 and $263,000, respectively. Depreciation expense for the three and nine months ended September 30, 2018 was $107,000 and $193,000, respectively.

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

A summary of the assets and liabilities that are measured at fair value as of September 30, 2019 and December 31, 2018 is as follows (in thousands):

		Fair Value Measurement at September 30, 2019
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$32,526	$32,526	$—	$—
Fixed income securities	28,778	—	28,778	—
Total	$61,304	$32,526	$28,778	$—

Liabilities:
Warrant liabilities	$450	$—	$—	$450
Total	$450	$—	$—	$450

		Fair Value Measurement at December 31, 2018
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$13,264	$13,264	$—	$—
Fixed income securities	49,718	—	49,718	—
Total	$62,982	$13,264	$49,718	$—

Liabilities:
Warrant liabilities	$8,511	$—	$—	$8,511
Total	$8,511	$—	$—	$8,511

(1)	Money market funds are included within cash and cash equivalents in the accompanying consolidated balance sheets and are recognized at fair value.

The Company classified its money market funds within Level 1 because their fair values are based on their quoted market prices. The Company classified its commercial paper, corporate bonds and United States treasury securities within Level 2 because their fair values are determined using alternative pricing sources or models that utilized market observable inputs.

The following table reflects the change in the Company’s Level 3 liabilities, which consists of the warrants issued in a private placement in November 2016 (see Note 7), for the period ended September 30, 2019 (in thousands):

November Private Placement Warrants
Balance at December 31, 2017	$13,128
Change in fair value	(4,617)
Balance at December 31, 2018	8,511
Change in fair value	(8,061)
Balance at September 30, 2019	$450

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Clinical	$1,032	$941
Compensation and benefits	526	830
Accounting and legal	238	227
Other	202	369
Total accrued expenses and other current liabilities	$1,998	$2,367

7. WARRANTS

In connection with the amendment and restatement of a license agreement with BioHEP Technologies Ltd. (“BioHEP”) in February 2016, the Company issued a warrant to purchase 125,000 shares of the Company’s common stock to BioHEP (the “BioHEP Warrant”). The BioHEP Warrant had an exercise price of $16.00 per share and expired unexercised on August 1, 2018. The Company evaluated the terms of the warrant and concluded that it should be equity-classified. The fair value of the warrant, $0.8 million, was estimated on the issuance date using a Black-Scholes pricing model based on the following assumptions: an expected term of two and a half years, expected stock price volatility of 71%, a risk-free interest rate of 1.01%, and a dividend yield of 0%. The fair value was expensed as research and development costs.

In connection with the Company’s IPO, the Company issued to the sole book-running manager for the IPO a warrant to purchase 27,600 shares of common stock in May 2016 and a warrant to purchase 747 shares of common stock in June 2016 (together, the “IPO Warrants”). The IPO Warrants are exercisable at an exercise price of $15.00 per share and expire on May 5, 2021. The Company evaluated the terms of the IPO Warrants and concluded that they should be equity-classified. The fair value of the May 2016 IPO Warrants was estimated on the applicable issuance dates using a Black-Scholes pricing model based on the following assumptions: an expected term of 4.99 years; expected stock price volatility of 87%; a risk-free interest rate of 1.20%; and a dividend yield of 0%. The fair value of the June 2016 IPO Warrants was estimated on the applicable issuance dates using a Black-Scholes pricing model based on the following assumptions: an expected term of 4.92 years; expected stock price volatility of 87%; a risk-free interest rate of 1.23%; and a dividend yield of 0%. The aggregate fair value of the IPO Warrants was approximately $0.2 million.

In November 2016, the Company entered into a definitive agreement with respect to the private placement of 1,644,737 shares of common stock and warrants to purchase 1,644,737 shares of common stock (the “November 2016 Private Placement Warrants”) to a group of accredited investors. These investors paid $9.12 for each share of common stock and warrant to purchase one share of common stock. The November 2016 Private Placement Warrants are exercisable at an exercise price of $10.79 per share and expire on November 23, 2021. The Company evaluated the terms of these warrants and concluded that they are liability-classified. In November 2016, the Company recorded the fair value of these warrants of approximately $8.3 million using a Black-Scholes pricing model. The Company must recognize any change in the value of the warrant liability each reporting period in the statement of operations. As of September 30, 2019 and December 31, 2018, the fair value of the November 2016 Private Placement Warrants was approximately $0.5 million and $8.5 million, respectively (see Note 5).

A summary of the Black-Scholes pricing model assumptions used to record the fair value of the warrants is as follows:

	September 30, 2019	December 31, 2018
Risk-free interest rate	1.6%	2.5%
Expected term (in years)	2.1	2.9
Expected volatility	62.3%	78.1%
Expected dividend yield	0%	0%

In September 2019, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Pontifax Medison Finance (Israel) L.P. and Pontifax Medison Finance (Cayman) L.P., as lenders, and Pontifax Medison Finance GP, L.P., in its capacity as administrative agent and collateral agent for itself and the lenders, providing for a $20.0 million term loan (see Note 9). In connection with the Company’s Loan and Security Agreement, the Company issued to certain lenders warrants to purchase 250,000 shares of common stock (the “Pontifax Warrants”). The Pontifax Warrants are exercisable at an exercise price of $6.57 per share and expire on September 19, 2025. The Company evaluated the terms of the Pontifax Warrants and concluded that they are equity-classified. The fair value of the Pontifax Warrants was estimated on the issuance date using a Black-Scholes pricing model based on the following assumptions: an expected term of 6.0 years; expected stock price volatility of 83.2%; a risk-free interest rate of 1.7%; and a dividend yield of 0%. The aggregate fair value of the Pontifax Warrants was approximately $0.6 million and was recorded as a discount to the term loan and will be amortized over the life of the term loan using the effective interest rate method.

In September 2019, the Company issued warrants to a service provider to purchase 15,000 shares of common stock (the “September 2019 Warrants”). The September 2019 Warrants are exercisable at an exercise price of $4.21 per share and expire on September 19, 2021. The Company evaluated the terms of the September 2019 Warrants and concluded that they are equity-classified. The fair value of the September 2019 Warrants was estimated on the applicable issuance date using a Black-Scholes pricing model based on the following assumptions: an expected term of 2.0 years; expected stock price volatility of 69.4%; a risk-free interest rate of 1.7%; and a dividend yield of 0%. The aggregate fair value of the September 2019 Warrants was approximately $19,000 and will be expensed over the life of the service contract.

A summary of the warrant activity for the nine months ended September 30, 2019 and for the year ended December 31, 2018 is as follows:

Warrants
Outstanding at December 31, 2017	1,787,124
Grants	—
Exercises	—
Expirations/cancellations	(125,000)
Outstanding at December 31, 2018	1,662,124
Grants	265,000
Exercises	—
Expirations/cancellations	—
Outstanding at September 30, 2019	1,927,124

8. STOCKHOLDERS’ EQUITY

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

2014 Stock Incentive Plan and 2015 Stock Incentive Plan

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

The Company’s Board of Directors initially adopted the 2015 Plan in December 2015, subject to stockholder approval, and authorized 750,000 shares of Common Stock to be issued under the 2015 Plan. The 2014 Plan and 2015 Plan provide for the issuance of common stock, stock options and other stock-based awards to employees, officers, directors, consultants and advisors of the Company.

Amended and Restated 2015 Stock Incentive Plan

In June 2018, upon receipt of stockholder approval at the Company’s 2018 annual meeting, the 2015 Plan was amended and restated in its entirety increasing the authorized number of shares of common stock reserved for issuance by 800,000 shares (together with the 2014 Plan, the 2015 Plan, the “Stock Incentive Plans”). The Board approved the Amended and Restated 2015 Plan on March 9, 2018. Pursuant to the Amended and Restated 2015 Plan, there are 1,666,863 shares authorized for issuance. In addition, to the extent any outstanding awards under the 2014 Plan expire, terminate or are otherwise surrendered, cancelled or forfeited after the closing of the Company’s IPO, those shares are added to the authorized shares under the Amended and Restated 2015 Plan. The total amount of shares authorized for issuance under both the 2014 Plan and the Amended and Restated 2015 Plan is 2,300,000. As of September 30, 2019, the Company had 339,644 shares available for issuance under the Amended and Restated 2015 Plan.

The exercise price of stock options cannot be less than the fair value of the common stock on the date of grant. Stock options awarded under the Stock Incentive Plans expire 10 years after the grant date, unless the Board sets a shorter term. There were no stock options granted prior to 2015.

The following table summarizes the option activity under the Stock Incentive Plans for the nine months ended September 30, 2019 and the year ended December 31, 2018:

	Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at December 31, 2017	988,565	$10.83	$2,617,859
Granted	311,000	12.28	—
Exercised	—	—	—
Cancelled	—	—	—
Outstanding at December 31, 2018	1,299,565	11.18	881,385
Granted	395,500	9.61	—
Exercised	—	—	—
Cancelled	(22,750)	13.36	—
Options outstanding at September 30, 2019	1,672,315	$10.78	$—
Options exercisable at September 30, 2019	1,016,449	$11.23	$—

As of September 30, 2019, all options outstanding have a weighted-average remaining contractual life of 7.5 years. The weighted-average fair value of all stock options granted for the nine months ended September 30, 2019 was $6.74. Intrinsic value at September 30, 2019 and December 31, 2018 is based on the closing price of the Company’s common stock on that date of $3.44 per share and $10.39 per share, respectively.

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

The assumptions the Company used to determine the fair value of stock options granted to employees and directors during the nine months ended September 30, 2019 and 2018 are as follows, presented on a weighted-average basis:

	For the Nine Months Ended September 30,
	2019	2018
Risk-free interest rate	2.5%	2.5%
Expected term (in years)	5.9	6.1
Expected volatility	81.1%	82.5%
Expected dividend yield	0%	0%

Performance-Based Restricted Stock Units

In January 2019, the Company issued RSUs to senior management under the 2015 Plan that represent shares potentially issuable in the future subject to the satisfaction of certain performance milestones as well as a service condition. The vesting of 50% of the RSUs is based upon the Company’s performance relative to a peer group over a two-year performance period, from January 1, 2019 through December 31, 2020, measured by the Company’s relative total shareholder return. The vesting of 25% of the RSUs is based on the achievement of a performance goal milestone as of December 31, 2019 and the vesting of the remaining 25% of the RSUs is based upon the achievement of a performance goal milestone as of December 31, 2020.

The Company estimates the fair value of total shareholder return RSUs at the date of grant using a Monte Carlo valuation methodology and amortizes those fair values over the requisite service period for each separately vesting tranche of the award. The Monte Carlo methodology that the Company uses to estimate the fair value of total shareholder return RSUs at the date of grant incorporates into the valuation the possibility that the market condition may not be satisfied. Provided that the requisite service is rendered, the total fair value of the total shareholder return RSUs at the date of grant must be recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the performance of the specified market criteria.

The Company estimates the fair value of milestone-based RSUs at the date of grant using the fair value method and the probability that the specified performance criteria will be met. Each quarter the Company updates its assessment of the probability that the specified milestone criteria will be achieved and adjusts its estimate of the fair value, if necessary. The Company amortizes the fair values of milestone-based RSUs over the requisite service period for each separately vesting tranche of the award. As of September 30, 2019, the Company estimates that it is currently not probable that it will achieve the December 31, 2019 clinical milestone applicable to the milestone-based RSUs and has not recognized stock-based compensation expense for these RSUs as it relates to the December 31, 2019 milestone base goal. As of September 30, 2019, the Company estimates that it is currently probable that it will achieve the December 31, 2020 clinical milestone applicable to the milestone-based RSUs and has recognized the stock-based compensation expense for these RSUs as it relates to the December 31, 2020 milestone.

The total stock-based compensation recognized for the three and nine months ended September 30, 2019 for the RSUs was approximately $0.1 million and $0.4 million, respectively. As of September 30, 2019, the Company adjusted stock-based compensation approximately $0.1 million for previously recognized stock-based compensation for the December 31, 2019 clinical milestone currently estimated to be not probable.

The following table is a rollforward of RSU activity under the Stock Incentive Plans for the nine months ended September 30, 2019:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Total nonvested units at December 31, 2018	—	$—
Granted	203,700	8.49
Exercised	—	—
Vested	—	—
Cancelled	(17,900)	8.49
Total nonvested units at September 30, 2019	185,800	$8.49

The assumptions used to determine the fair value of the RSUs granted to management during the nine months ended September 30, 2019 for the performance goal milestone units is based on the market price of the award on the grant date, which was a weighted average fair value for the nine months ended September 30, 2019 of $10.35 per share. The fair value of the performance-based RSUs granted to management in 2019 for the Company’s relative total share return units is based on the Monte Carlo Simulation method on the grant date, which the weighted average fair value as of the nine months ended September 30, 2019 was $6.62 per share.

Stock-Based Compensation

The following table summarizes the Company’s stock-based compensation expense for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Stock-based compensation:	2019	2018	2019	2018
Research and development	$314	$214	$971	$628
General and administrative	497	499	1,854	1,434
Total Stock-based compensation	$811	$713	$2,825	$2,062

The fair value of stock options vested during the nine months ended September 30, 2019 was $2.4 million. At September 30, 2019, there was $4.6 million of unrecognized stock-based compensation expense relating to stock options granted pursuant to the Stock Incentive Plans, which will be recognized over the weighted-average remaining vesting period of 2.6 years.

The expense recognized is partially dependent upon the Company’s estimate of the number of shares that will ultimately be issued. At September 30, 2019, there was $0.7 million of unrecognized stock-based compensation expense relating to performance-based RSUs granted pursuant to the Stock Incentive Plans, which will be recognized over the weighted-average remaining vesting period of 1.3 years.

Reserved Shares

As of September 30, 2019 and December 31, 2018, the Company reserved the following shares of common stock for issuance of shares resulting from exercise of outstanding warrants, convertible shares from the Loan and Security Agreement, options and performance-based RSUs, as well as issuance of shares available for grant under the Stock Incentive Plans:

	September 30,	December 31,
	2019	2018
IPO warrants	28,347	28,347
November private placement warrants	1,633,777	1,633,777
Loan and security agreement	2,329,143	—
Pontifax warrants	250,000	—
September 2019 warrants	15,000	—
2015 amended and restated stock incentive plan	2,197,759	2,238,887
Inducement awards	90,000	50,000
Total	6,544,026	3,951,011

9. CONVERTIBLE DEBT

In September 2019, the Company entered into a Loan and Security Agreement with Pontifax Medison Finance (Israel) L.P. and Pontifax Medison Finance (Cayman) L.P., as lenders, and Pontifax Medison Finance GP, L.P., in its capacity as administrative agent and collateral agent for itself and the lenders (collectively, the “Lenders”), providing for a $20.0 million term loan (the “Convertible Term Loan”), which the Company received on September 19, 2019 (the “Closing Date”). The Convertible Term Loan bears interest at an annual rate of 8.0%. The Loan and Security Agreement provides for interest-only payments for twenty-four months and repayment of the aggregate outstanding principal balance of the Convertible Term Loan in quarterly installments starting upon expiration of the interest only period and continuing through September 19, 2023 (the “Maturity Date”). The Company incurred issuance costs of $0.4 million. The Convertible Term Loan issuance costs are shown as an offset to the Convertible Term Loan on the balance sheet and are amortized using the effective interest method to interest expense through the Maturity Date.

The Company may, at its option, prepay some or all of the then outstanding principal balance and all accrued and unpaid interest on the Convertible Term Loan, together with a prepayment charge equal to 3% of the principal amount being prepaid. The Lenders may, at their option, elect to convert the then outstanding Convertible Term Loan amount and all accrued and unpaid interest thereon into shares of the Company’s common stock at a conversion price of $8.76 per share, which is equal to two times the weighted average closing price of the Company’s common stock during the 30 trading days prior to the execution of the Loan and Security Agreement (the “30-day VWAP”).

The Company’s obligations are secured by a security interest, senior to any current and future debts and to any security interest, in all of the Company’s right, title, and interest in, to and under all of its property and other assets, subject to limited exceptions including the Company’s intellectual property. The Loan and Security Agreement contains customary events of default, representations, warranties and covenants, including a material adverse effect clause. The Company must maintain a minimum cash balance of $7.0 million in Spring Bank Pharmaceuticals, Inc. accounts, or it is in breach of the Loan and Security Agreement, which the Company is in compliance with as of September 30, 2019.

Upon the occurrence of an event of default, a default interest rate of an additional 4% per annum may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Loan and Security Agreement and under applicable law.

In addition, the Company issued the Lenders warrants to purchase an aggregate of 250,000 shares of the Company’s common stock. The Pontifax Warrants are exercisable for a period of six years from the Closing Date at an exercise price of $6.57 per share, which is equal to 1.5 times 30-day VWAP. The aggregate fair value of the Pontifax Warrants was approximately $0.6 million and was recorded as a discount to the term loan and will be amortized over the life of the term loan using the effective interest rate method (see Note 7).

During the three and nine months ended September 30, 2019, the Company recorded interest expense of approximately $63,000 in connection with the Convertible Term Loan. The fair value of the term loan as of September 30, 2019 approximates its face value given the close proximity of the execution to September 30, 2019 and due to market terms.

The Company evaluated the accounting for the Loan and Security Agreement and identified an embedded derivative related to the contingent interest feature. The Company determined the fair value of the contingent interest feature to be di minimis and will re-value the derivative at the end of each reporting period.

The following table summarizes the Company’s future principal debt payments on the Convertible Term Loan as of September 30, 2019 (in thousands):

September 30, 2019
2019	$—
2020	—
2021	2,500
2022	10,000
2023	7,500
Total principal payments	$20,000
Less: unamortized debt discount	(989)
Term loan, long-term	$19,011

10. LEASES

The Company has operating leases for its principal office and laboratory space and the Company’s former headquarters. The Company’s leases have remaining lease terms of approximately 8.5 years for its principal office and laboratory space, which includes an option to extend the lease for up to 5 years, and approximately 2 years for its former headquarters. The Company’s former headquarters location is subleased through the remainder of the lease term.

Other information related to leases was as follows:

For the Nine Months Ended September 30,
Cash paid for amounts included in the measurement of lease liabilities:	2019
Operating cash flow from operating leases (in thousands)	$273

Right-of-use assets obtained in exchange for lease obligations:
Operating leases (in thousands)	$2,980

Weighted Average Remaining Lease Term
Operating leases	8.5 years

Weighted Average Discount Rate
Operating leases	8.0%

Operating lease costs under the leases for the three and nine months ended September 30, 2019 were approximately $130,000 and $390,000, respectively. Total operating lease costs for the three and nine months ended September 30, 2019 were offset by $22,000 and $59,000, respectively, for sublease income and variable lease cost payments. Total rent expense for the three and nine months ended September 30, 2018 was $144,000 and $286,000 respectively, which included payments for a lease of the Company’s research and development facility. The lease term of the research and development facility ended as of June 30, 2018.

The following table summarizes the Company’s maturities of operating lease liabilities as of September 30, 2019 (in thousands):

Year
2019 (excluding the nine months ended September 30, 2019)	$144
2020	588
2021	508
2022	450
2023	462
Thereafter	2,405
Total lease payments	$4,557
Less: present value discount	(1,252)
Total	$3,305

For comparative purposes, the Company’s aggregate future minimum non-cancellable commitments under operating leases as of December 31, 2018 were as follows (in thousands):

Year
2019	$417
2020	588
2021	508
2022	450
Thereafter	2,867
Total minimum lease payments	$4,830

11. COMMITMENTS AND CONTINGENCIES

BioHEP Technologies Ltd. License Agreement

In January 2016, the Company entered into an amended and restated license agreement with BioHEP, which became effective on February 1, 2016.

Under the amended and restated license agreement, the Company agreed to pay BioHEP up to $3.5 million in development and regulatory milestone payments for disease(s) caused by each distinct virus for which the Company develops licensed product(s). BioHEP is also eligible to receive tiered royalties in the low-to-mid single-digits on net product sales of licensed products by the Company and its affiliates and sub licensees, and a specified share of non-royalty sublicensing revenues the Company and its affiliates receive from sub licensees, which share of sublicensing revenues is capped at a maximum aggregate of $2.0 million under all such sublicenses. Milestone and royalty payments associated with the Company’s amended and restated license agreement with BioHEP cannot be reasonably estimated as to whether or when they will occur. As of September 30, 2019, there have been no milestone or royalty payments made to BioHEP.

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

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of a novel class of therapeutics for the treatment of viral infections, inflammatory diseases and certain cancers using our proprietary small molecule nucleotide platform. We design our compounds to selectively target and modulate the activity of specific proteins implicated in various disease states. We are developing our lead product candidate, inarigivir soproxil, or inarigivir, for the treatment of chronic hepatitis B virus, or HBV. We have designed our antiviral product candidates, including inarigivir, to selectively activate within infected hepatic cells the cellular protein, retinoic acid-inducible gene 1 (RIG-I), to inhibit viral replication and to cause the induction of intracellular interferon signaling pathways for antiviral defense. We believe that inarigivir, as a RIG-I agonist, could play an important role in antiviral therapy as a result of its dual mechanism of action that is designed to selectively modulate the body’s immune response and inhibit viral replication. We are also developing additional product candidates, including our STING (STimulator of INterferon Genes) agonist product candidate, SB 11285, which is an immunotherapeutic agent for the potential treatment of selected cancers.

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

We are developing inarigivir, an orally-administered investigational selective immunomodulator, as a potential backbone in a combinatorial treatment for chronic HBV, with a goal to accelerate and substantially increase functional cure rates in a simple, safe and selective manner. We recently completed our global Phase 2 ACHIEVE trial of inarigivir and have launched two Phase 2 global trials (CATALYST 1 and CATALYST 2) examining the administration of inarigivir 400mg as monotherapy and co-administered with a nucleotide in naïve and virally suppressed chronic HBV patients. We anticipate presenting initial results from these trials throughout 2020. We are also pursuing the development of SB 9225, a co-formulation of inarigivir with tenofovir disoproxil fumarate, or TDF, as a potential fixed-dose combination product for the treatment of patients with chronic HBV. In addition to our inarigivir clinical trials, we continue to explore collaborations, including with siRNA compounds targeting hepatitis B surface antigen, or HBsAg, as well as other antiviral and immunomodulatory mechanisms. We believe the immunomodulatory activity of inarigivir could become a key component of a future combinatorial treatment for patients infected with chronic HBV, increasing the percentage of chronic HBV patients who achieve a functional cure.

We entered into a clinical trial supply and collaboration agreement with Gilead Sciences, Inc., or Gilead, which has been subsequently amended, under which Gilead is funding and conducting a Phase 2 clinical trial examining inarigivir (50mg, 200mg and 400mg) co-administered with Vemlidy® 25 mg (tenofovir alafenamide) in patients infected with chronic HBV. In October 2019, we announced interim top-line results at 12 weeks from the first 50mg cohort of this Phase 2 trial. In this trial, 30 patients with HBV infection received low-dose inarigivir 50mg plus Vemlidy for 12 weeks. At week 12, 7 of the 30 patients were HBsAg responders and met the primary efficacy study endpoint of having greater than or equal to 0.5 log₁₀ IU/mL reduction in HBsAg from baseline. In the inarigivir 50mg monotherapy cohort of the Company’s completed Phase 2 ACHIEVE trial, only 1 of 14 patients was a HBsAg responder at week 12. The co-administration of inarigivir 50mg and Vemlidy was generally safe and well tolerated with no serious adverse events observed over the 12-week treatment period. Treatment-emergent adverse events ranged from mild to moderate in severity. Interim top-line results from the remaining cohorts of this trial are expected in 2020.

We are also developing novel chimeric antisense oligonucleotide compounds, which we refer to as CASOs, for the treatment of HBV. In July 2019, we entered into a research agreement with The National Institute of Allergy and Infectious Diseases (NIAID), part of the National Institutes of Health, to evaluate our CASOs. We plan to evaluate a triple combination for HBV consisting of the lead CASO co-administered with inarigivir and a nucleo(s)tide analog for potentially achieving functional cure.

In addition to our inarigivir clinical development program, we are also developing a STING program consisting of STING agonists and antagonists. Our lead STING agonist product candidate, SB 11285, is a potential next-generation immunotherapeutic agent for the treatment of selected cancers. In our preclinical studies in multiple tumor-derived cell lines, SB 11285 has been observed to cause the induction of cytokines consistent with engagement of the target, as well as cell death and apoptosis. Based on our preclinical studies performed to date, SB 11285 has reduced tumor volumes, without dose-limiting toxicities, in multiple rodent tumor models when administered intravenously or intratumorally. These findings lead us to believe that SB 11285 has the potential to be administered clinically by either route of administration, and that SB 11285 may be used to target a variety of tumors at various anatomic sites and, if approved, has the potential to be used in combination with other therapeutic modalities to enhance efficacy.

In June 2019, we filed an investigational new drug application for a Phase 1 clinical trial for the intravenously-administered (IV) SB 11285 for the clinical study of advanced solid tumors, which was accepted by the U.S. Food and Drug Administration in July 2019. Part 1 of this Phase 1 trial is a dose-escalation study with IV SB 11285 monotherapy followed by combination with a checkpoint inhibitor and is designed to determine a recommended phase 2 dose. Part 2 of this Phase 1 trial will explore IV SB 11285 antitumor activity in combination with a checkpoint inhibitor in selected tumor types. The trial will be conducted at multiple sites in the United States. We initiated this Phase 1 trial in the third quarter of 2019 and anticipate that top-line results from this trial will be available in 2020.

In July 2019, we presented pre-clinical data from a novel STING antagonist compound, which showed potent inhibition of interferon and pro-inflammatory cytokines in wild type and mutant STING in vitro models. In vivo administration of this compound antagonized STING-agonist-induced interferon and cytokine production in the blood, spleen and liver in mice, illustrating the potential that this compound has for therapeutic applications in interferonopathies, as well as autoimmune and inflammatory diseases. Furthermore, in August 2019, we entered into a research agreement with the University of Texas Southwestern Medical School to evaluate our small molecule STING antagonist compounds.

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

We have incurred significant annual net operating losses in every year since our inception and expect to continue to incur significant expenses and net operating losses for the foreseeable future. Our net losses for the three and nine months ended September 30, 2019 were $6.9 million and $16.7 million, respectively, and our net losses for the three and nine months ended September 30, 2018 were $8.8 million and $17.4 million, respectively. As of September 30, 2019, we had an accumulated deficit of $118.7 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and increasing operating losses for the next several years.

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

As of September 30, 2019, we had $63.1 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we expect that our cash, cash equivalents and marketable securities as of September 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements into 2022. See “—Liquidity and Capital Resources.”

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

Recent Developments

In September 2019, we entered into a loan and security agreement with certain affiliates of Pontifax Medison Finance that provides for a $20.0 million term loan and bears annual interest at a rate of 8.0%, which we refer to as the Loan and Security Agreement. The lenders may, at their option, elect to convert some or all of the then outstanding term loan amount and all accrued and unpaid interest thereon into shares of our common stock at a conversion price of $8.76 per share. The Loan and Security Agreement contains customary events of default, representations, warranties and covenants. The Loan and Security Agreement is described further in Note 9 to the notes to the consolidated financial statements contained in this Quarterly Report on Form 10-Q.

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

Warrants Issued in 2016 Private Placement

In connection with our private placement offering in November 2016, or the November private placement, we issued warrants to purchase 1,644,737 shares of common stock, which we refer to as the November 2016 Warrants. These warrants are exercisable at an exercise price of $10.79 per share. We evaluated the terms of these warrants and concluded that they should be liability-classified. In November 2016, we recorded the fair value of these warrants of approximately $8.3 million. We recognize any change in the value of the warrant liability each reporting period in the statement of operations. As of September 30, 2019, the fair value of the warrants was approximately $0.5 million, which is a decrease of $8.0 million from the fair value of approximately $8.5 million as of December 31, 2018. See Note 7 of the notes to the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

We measure stock options and other stock-based awards granted to employees, nonemployees and directors based on the fair value on the date of grant and recognize the corresponding compensation expense of those awards, over the requisite service period, which is generally the vesting period of the respective award. We account for forfeitures as they occur. Generally, we issue stock options and performance based restricted stock units with service-based vesting conditions and record the expense for these awards using the straight-line method. Each quarter we update our assessment of the probability that the specified performance criteria will be achieved and adjust our estimate of the fair value of the performance-based RSUs if necessary.

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

There were no stock options granted prior to 2015. We recognize forfeitures as they occur and the compensation expense is reversed in the period that the forfeiture occurs. The assumptions we used to determine the fair value of granted stock options in nine months ended September 30, 2019 and 2018 are as follows:

	For the Nine Months Ended September 30,
	2019	2018
Risk-free interest rate	2.5%	2.5%
Expected term (in years)	5.9	6.1
Expected volatility	81.1%	82.5%
Expected dividend yield	0%	0%

The assumptions used to determine the fair value of the performance-based restricted stock units granted to management during the nine months ended September 30, 2019 for the performance goal milestone units is based on the market price of the award on the grant date, which was a weighted average fair value for the nine months ended September 30, 2019 of $10.35 per share. The fair value of the performance-based restricted stock units granted to management in 2019 for the Company’s relative total share return units is based on the Monte Carlo Simulation method on the grant date, which the weighted average fair value as of the nine months ended September 30, 2019 was $6.62 per share.

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

The following table summarizes the classification of our stock-based compensation expenses recognized in our consolidated statements of operations and comprehensive loss (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Stock-based compensation:	2019	2018	2019	2018
Research and development	$314	$214	$971	$628
General and administrative	497	499	1,854	1,434
Total Stock-based compensation	$811	$713	$2,825	$2,062

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Operating expenses:
Research and development	$5,228	$5,656	$(428)	$18,070	$15,188	$2,882
General and administrative	2,247	2,059	188	7,547	6,681	866
Total operating expenses	7,475	7,715	(240)	25,617	21,869	3,748
Loss from operations	(7,475)	(7,715)	240	(25,617)	(21,869)	(3,748)
Other income(expense)	208	271	(63)	894	603	291
Change in fair value of warrant liabilities	355	(1,336)	1,691	8,061	3,837	4,224
Net loss	$(6,912)	$(8,780)	$1,868	$(16,662)	$(17,429)	$767

Research and development expenses.

Research and development expenses during the three months ended September 30, 2019 and 2018 were $5.2 million and $5.7 million, respectively. The decrease of $0.5 million during the three months ended September 30, 2019 was primarily due to a decrease in spending on preclinical studies and clinical trial-related activities for inarigivir and SB 11285 of $0.7 million and an increase in other research and development related expenses of $0.2 million, including laboratory supplies and non-cash charges for stock-based compensation.

Research and development expenses during the nine months ended September 30, 2019 and 2018 were $18.1 million and $15.2 million, respectively. The increase of $2.9 million during the nine months ended September 30, 2019 was primarily due to an increase in spending on preclinical studies and clinical trial-related activities for inarigivir and SB 11285 of $1.6 million, salaries and benefits associated with higher research and development headcount of $0.5 million and other research and development related expenses of $0.8 million including laboratory supplies, lease-related costs, non-cash charges for stock-based compensation and non-cash charges for depreciation.

General and administrative expenses.

General and administrative expenses during the three months ended September 30, 2019 and 2018 were $2.2 million and $2.1 million, respectively. The increase of $0.1 million during the three months ended September 30, 2019 was primarily due to an increase in other general and administrative related expenses of $0.1 million, including consulting-related costs and public company related costs, offset by salaries and benefits and legal-related costs.

General and administrative expenses during the nine months ended September 30, 2019 and 2018 were $7.5 million and $6.7 million, respectively. The increase of $0.8 million during the nine months ended September 30, 2019 was primarily due to an increase in non-cash charges for stock-based compensation of $0.4 million and other general and administrative related expenses of $0.4 million, including salaries and benefits, legal-related costs, public company related costs and consulting-related costs, offset by lease-related costs.

Other income(expense). Other income(expense) during the three and nine months ended September 30, 2019 is comprised of interest income, offset by interest expense. Interest income during the three and nine months ended September 30, 2019 was $0.3 million and $1.0 million, respectively, and was primarily due to the interest earned on marketable securities. Interest expense during the three and nine months ended September 30, 2019 was $0.1 million and was due to the interest expense incurred on the Convertible Term Loan. Other income(expense) during the three and nine months ended September 30, 2018 was comprised solely of interest income of $0.3 million and $0.6 million, respectively, and was primarily due to the interest earned on marketable securities. The increase in interest income during the three and nine months ended September 30, 2019 was due to a higher average balance of marketable securities.

Change in fair value of warrant liabilities. The change in fair value of warrant liabilities during the three and nine months ended September 30, 2019 was a gain of $0.4 million and $8.1 million, respectively. The change in fair value of warrant liabilities during the three and nine months ended September 30, 2018 was a loss of $1.3 million and a gain $3.8 million, respectively. The change in value each period was solely due to the change in the fair value of the November 2016 Warrants, primarily as a result of the change in our stock price and stock price volatility.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through September 30, 2019, we have financed our operations through proceeds received from private placements of convertible notes, common stock and/or warrants, the exercise of options and warrants, NIH grant funding and public offerings of securities. As of September 30, 2019, we had cash, cash equivalents and marketable securities totaling $63.1 million and an accumulated deficit of $118.7 million.

In August 2017, we entered into a Controlled Equity OfferingSM Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $50.0 million. We pay Cantor a commission rate equal to 3.0% of the aggregate gross proceeds from each sale. Shares sold under the Sales Agreement are offered and sold pursuant to our Registration Statement on Form S-3 (Registration No. 333-218399) that was declared effective by the SEC on June 12, 2017, which we refer to as the S-3 Registration Statement, and a prospectus supplement and accompanying base prospectus that we filed with the Securities and Exchange Commission on August 18, 2017. During the year ended December 31, 2018, we sold an aggregate of 217,329 shares of our common stock under the Sales Agreement at a weighted average selling price of $15.42 per share, which resulted in $3.2 million of net proceeds.

In August 2018, we issued and sold in an underwritten public offering an aggregate of 3,246,079 shares of our common stock at $12.50 per share, which included 246,079 shares pursuant to the exercise of an option to purchase additional shares granted to the underwriters in connection with the offering. The shares issued in this offering were registered under the Securities Act pursuant to our S-3 Registration Statement and a prospectus supplement and base prospectus filed on August 9, 2018. The offering resulted in $38.0 million of net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by us.

In September 2019, we entered into the Loan and Security Agreement that provides for a $20.0 million term loan and bears annual interest at a rate of 8.0%. The Loan and Security Agreement provides for interest-only payments for twenty-four months and repayment of the aggregate outstanding principal balance of the term loan in quarterly installments starting upon expiration of the interest only period and continuing through September 19, 2023. The lenders may, at their option, elect to convert some or all of the then outstanding term loan amount and all accrued and unpaid interest thereon into shares of the Company’s common stock at a conversion price of $8.76 per share, which is equal to two times the weighted average closing price of the Company’s common stock during the 30 trading days prior to the execution of the Loan and Security Agreement. The Loan and Security Agreement contains customary affirmative and negative covenants and events of default. The Loan and Security Agreement is described in Note 9 to the notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes sources and uses of cash for each of the periods presented (in thousands):

	For the Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(20,471)	$(18,357)
Net cash provided by (used in) investing activities	20,559	(23,076)
Net cash provided by financing activities	19,559	41,171
Net increase (decrease) in cash, cash equivalents and restricted cash	$19,647	$(262)

Net cash used in operating activities. The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities during the nine months ended September 30, 2019 and 2018 was $20.5 million and $18.4 million, respectively. The increase in cash used in operating activities during the nine months ended September 30, 2019 compared to nine months ended September 30, 2018 of $2.1 million was primarily due to an increase in accrued expenses and other current and non-current liabilities of $1.2 million, offset by a decrease in accounts payable of $1.4 million, net loss of $0.8 million and other net changes of $0.4 million. In addition, there was an increase in the non-cash change in the fair value of the warrant liability of $4.2 million and non-cash stock-based compensation of $0.8 million, offset by other non-cash changes of $0.1 million.

Net cash provided by (used in) investing activities. Net cash provided by (used in) investing activities during the nine months ended September 30, 2019 and 2018 was $20.6 million and $(23.1) million, respectively. The cash provided by investing activities during the nine months ended September 30, 2019 was primarily the result of $26.8 million in proceeds from the sale of marketable securities, which was offset by $6.0 million for the purchase of marketable securities and $0.2 million for the purchase of property and equipment. The cash used in investing activities during the nine months ended September 30, 2018 was primarily the result of $28.8 million in proceeds from the sale of marketable securities, which was offset by $50.0 million for the purchase of marketable securities and $1.9 million for the purchase of property and equipment.

Net cash provided by financing activities. Net cash provided by financing activities during the nine months ended September 30, 2019 and 2018 was $19.6 million and $41.2 million, respectively. The cash provided by financing activities during the nine months ended September 30, 2019 was primarily the result of $20.0 million of proceeds from the Convertible Term Loan and Pontifax Warrants, offset by $0.4 million of issuance costs in connection with the Convertible Term Loan and Pontifax Warrants. The cash provided by financing activities during the nine months ended September 30, 2018 was primarily the result of $38.0 million of net proceeds from the issuance of common stock and $3.2 million of net proceeds from our at-the-market offering program under the Sales Agreement.

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

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities as of September 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements into 2022. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

Adequate additional funds may not be available to us on acceptable terms, or at all. We do not currently have any committed external source of funds. As of September 30, 2019, we had up to $59.6 million in securities available for future issuance under the S-3 Registration Statement, which includes $42.7 million in shares issuable pursuant to our at-the-market program and our Sales Agreement with Cantor. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Additional debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interests of our stockholders.

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

Contractual Obligations and Commitments

We have contractual obligations pursuant to our amended and restated license agreement with BioHEP Technologies Ltd., or BioHEP. Under this agreement, we have agreed to pay up to $3.5 million in development and regulatory milestone payments to BioHEP for each distinct viral indication for which we develop licensed product(s). BioHEP is also eligible to receive tiered royalties in the low-to-mid single-digits on net product sales of licensed products by us and our affiliates and sub licensees, and a specified share of non-royalty sublicensing revenues we and our affiliates receive from sub licensees, which share of sublicensing revenues is capped at a maximum aggregate of $2.0 million under all such sublicenses. Milestone and royalty payments associated with our amended and restated license agreement with BioHEP have not been included in the above table of contractual obligations as we cannot reasonably estimate if or when they will occur. As of September 30, 2019, there have been no milestone or royalty payments made to BioHEP.

In September 2019, we entered into the Loan and Security Agreement that provides for a $20.0 million term loan that bears annual interest at a rate of 8.0%. The Loan and Security Agreement provides for interest-only payments for twenty-four months and repayment of the aggregate outstanding principal balance of the term loan in quarterly installments starting upon expiration of the interest only period and continuing through September 19, 2023. The Loan and Security Agreement is described in Note 9 to the notes to the consolidated financial statements contained in this Quarterly Report on Form 10-Q.

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

We are exposed to market risk related to changes in interest rates. Our cash, cash equivalents and marketable securities of $63.1 million as of September 30, 2019, consisted of cash, cash equivalents and marketable securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because a significant amount of the marketable securities in our investment portfolio are short-term in nature, an immediate 10% change in market interest rates would not be expected to have a material impact on the fair market value of our investment portfolio or on our financial condition or results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2019, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any material litigation.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, or the Form 10-K, which could materially affect our business, financial condition, or results of operations. Other than the addition of the following risk factors, there have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2018.

The terms of our loan and security agreement with Pontifax Medison Finance require us to meet certain operating covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

In September 2019, we entered into a loan and security agreement with Pontifax Medison Finance (the “Loan and Security Agreement”) that is secured by a lien covering all of our assets, other than our intellectual property. The Loan and Security Agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to protect and maintain our intellectual property, deliver certain financial reports, maintain minimum cash balances of $7.0 million and maintain insurance coverage. Negative covenants include, among others, restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. Events of default include, among others, non-payment, breaches or defaults in the performance of covenants, insolvency, bankruptcy and the occurrence of a material adverse effect on us. After the occurrence of an event of default the selling shareholders may (i) accelerate payment of all obligations and impose a prepayment charge, (ii) sign and file in our name any notices, assignment or agreements necessary to perfect payment, or (iii) notify any of our account debtors to make payment directly to it.. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility. These restrictions may include, among other things, limitations on borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem capital stock or make investments. If we default under the terms of the Loan and Security Agreement or any future debt facility, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. The lender could declare a default upon the occurrence of any event that they interpret as a material adverse effect as defined under the Loan and Security Agreement. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

Repayment of our convertible notes, if they are not otherwise converted, will require a significant amount of cash, and we may not have sufficient cash flow from our business to make payments on our indebtedness.

Our ability to pay the principal of or interest on the convertible notes issued under the Loan and Security Agreement (the “Convertible Notes”) depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service the Convertible Notes or other future indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional debt financing or equity financing on terms that may be onerous or highly dilutive. Our ability to refinance the Convertible Notes or other future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the Convertible Notes.

The issuance of shares of our common stock upon conversion of the Convertible Notes and exercise of the warrants issued under the Loan and Security Agreement could substantially dilute your investment and could impede our ability to obtain additional financing.

The Convertible Notes are convertible into and the warrants issued under the Loan and Security Agreement (the “Pontifax Warrants”) are exercisable for shares of our common stock and give the holders an opportunity to profit from a rise in the market price of our common stock such that conversion or exercise thereof could result in dilution of the equity interests of our shareholders. We have no control over whether the holders will exercise their right to convert their Convertible Notes or exercise their Pontifax Warrants. While the Convertible Notes are convertible at a fixed price $8.76 per share and the Pontifax Warrants are exercisable at a fixed price $6.57, both of which are higher than our current market price, we cannot predict the market price of our common stock at any future date, and therefore, cannot predict whether the Convertible Notes will be converted or whether the Pontifax Warrants will be exercised. The existence and potentially dilutive impact of the Convertible Notes and the Pontifax Warrants may prevent us from obtaining additional financing in the future on acceptable terms, or at all.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On September 19, 2019, we issued a warrant to a service provider to purchase 15,000 shares of our common stock pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended in exchange for services rendered by the service provider. These warrants have an exercise price of $4.21 per share and expire on September 19, 2021.

Item 6.	Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description

4.1

Form of Pontifax Warrants issued under the Loan and Security Agreement, dated September 3, 2019 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed November 1, 2019 (Commission File No. 333-234436)).

10.1

Loan and Security Agreement, dated September 3, 2019, by and among Spring Bank Pharmaceuticals, Inc., Pontifax Medison Finance (Israel) L.P. and Pontifax Medison Finance (Cayman) L.P. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 4, 2019 (Commission File No. 001-37718)).

10.2

Registration Rights Agreement, dated September 19, 2019, among Spring Bank Pharmaceuticals, Inc. and the Lender parties thereto (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-3 filed November 1, 2019  (Commission File No. 333-234436)).

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

Spring Bank Pharmaceuticals, Inc.

Date: November 7, 2019	By:	/s/ Jonathan Freve
Jonathan Freve
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)