Form 10-K
period 2019-12-31
Spring Bank Pharmaceuticals, Inc.
filed 2020-02-14
CIK 1566373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. YES  ☐    NO ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 28, 2019, was approximately $55.9 million.

The number of shares of the registrant’s Common Stock outstanding as of February 10, 2020 was 16,513,763.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of Form 10-K will appear in the registrant's definitive proxy statement on Schedule 14A for the 2020 annual meeting of stockholders and are hereby incorporated by reference into this report.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. In some cases, forward-looking statements are identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goals,” “intend,” “likely,” “may,” “might,” “ongoing,” “objective,” “plan,” “potential,” “predict,” “project,” “seeks,” “should,” “strategy,” “target,” “will” and “would” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, such statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•	the design, success, cost and timing of our product development activities and future clinical trials;
•	the impact of the recent change in focus of our clinical development program;
•	our estimates regarding future expenses and needs for additional financing and our estimates regarding our research and development goals;
•	our financial performance and our ability to fund our operations and working capital requirements;
•	our ability to comply with the terms and obligations of our loan and security agreement with Pontifax Medison Finance;
•	the timing of and our ability to obtain and maintain regulatory approvals for any of our product candidates;
•	whether our product candidates will satisfactorily demonstrate safety and efficacy to the FDA and other comparable regulatory organizations;
•	our analysis of top line results and other data derived from our clinical and preclinical trials;
•	our ability to identify and develop new product candidates;
•	our ability to protect and defend our intellectual property position and our reliance on third party licensors;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	market acceptance of our product candidates, the size and growth of those markets for our product candidates and any future product candidate we may seek to develop;
•	the potential for changes to current regulatory mandates requiring health insurance plans to cover treatments or adequately reimburse patients for treatments utilizing our product candidates;
•	our relationships with and the performance of our collaboration partners and their product candidates;
•	our ability to develop sales and marketing capabilities;
•	our ability to identify, recruit and retain key personnel;
•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act;
•	potential disruptions to our business; and
•	projections relating to our competitors in the industry.

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

PART I

Item 1. Business

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of novel therapeutics for the treatment of a range of cancers and inflammatory diseases using our proprietary small molecule nucleotide platform. We design our compounds to selectively target and modulate the activity of specific proteins implicated in various disease states. Our internally-developed programs are primarily designed to stimulate and/or dampen immune responses to achieve a desired therapeutic effect. We are devoting our resources to advancing multiple programs in our STING (STimulator of INterferon Genes) product portfolio, including our STING agonist clinical program in oncology, our STING antagonist compounds for inflammatory diseases, and our STING agonist antibody drug conjugate, or ADC, program for oncology.

Current Product Development Programs

We are developing novel treatments for diseases with high unmet need in the therapeutic fields of immuno-oncology and inflammation. Our internally-developed pipeline focuses on the STING pathway and includes our STING agonist, STING antagonist, and STING agonist ADC programs.

STING Agonist Program

We are developing multiple STING agonist compounds as potential immunotherapeutic agents for the treatment of selected cancers. Immunotherapy has emerged in recent years as a transformative approach for the treatment of cancer. The induction of interferons and interferon-stimulated genes in tumor cells and within the tumor microenvironment has been shown to modulate the host-immune response and induce apoptosis of tumor cells. Activation of the STING pathway can result in the induction of cellular interferons and cytokines while promoting a strong anti-tumor response through the induction of innate and adaptive immune responses. Therapeutically targeting the STING pathway could turn an immunologically “cold” tumor into a “hot” one, making it more likely to respond to other forms of immunotherapy, such as immune checkpoint inhibitors.

We are developing our lead STING agonist product candidate, SB 11285, as a next-generation immunotherapeutic cyclic dinucleotide for the treatment of selected cancers. In our preclinical studies in multiple tumor-derived cell lines, we have observed SB 11285 to cause the induction of cytokines consistent with engagement of the STING target, as well as cell death and apoptosis. Based on our preclinical studies performed to date, SB 11285 has demonstrated efficacy in multiple rodent tumor models when administered intravenously or intratumorally. We believe that SB 11285 may be administered clinically by multiple routes of administration, enabling SB 11285 to target a variety of tumors at various anatomic sites. Furthermore, SB 11285 has the potential to be used in combination with other therapeutic modalities to enhance efficacy.

In June 2019, we filed an investigational new drug application, or IND, for a Phase 1 clinical trial for intravenously-administered (IV) SB 11285 for the clinical study of advanced solid tumors. In July 2019, the U.S. Food and Drug Administration, or FDA, completed its review of this IND and allowed the Phase 1a/1b clinical trial to proceed. Phase 1a of this trial is a dose-escalation study with IV SB 11285 monotherapy which allows combination with a checkpoint inhibitor after the completion of the first two cohorts of the trial. Phase 1b of this trial is designed to explore IV SB 11285 antitumor activity in combination with a checkpoint inhibitor in tumor types expected to be responsive to immunotherapy. This trial is designed to determine a recommended phase 2 dose in combination with a checkpoint inhibitor. We initiated this Phase 1 trial in the third quarter of 2019 and it is being conducted at multiple sites in the United States. By the end of 2020, we plan to generate sufficient data from our Phase 1a/1b IV STING agonist program to enable advancement into a Phase 2 clinical trial.

STING Antagonist Program

We are exploring the use of our novel STING antagonist compounds for the treatment of certain autoimmune and inflammatory diseases where the STING pathway is involved. Our STING antagonists are selectively designed to block aberrant activation of the STING pathway, which contributes to the causes of certain autoimmune and inflammatory diseases, including STING-associated vasculopathy with onset in infancy (SAVI),  systemic lupus erythematosus (SLE) and other proinflammatory-mediated diseases. We have developed and intend to continue to develop several potent inhibitors with favorable drug-like properties to allow for once a day dosing by the oral route of administration.

In July 2019, at the Autoimmunity Conference organized by the Federation of American Societies for Experimental Biology, we presented preclinical data from a novel STING antagonist compound, which showed potent inhibition of interferon-beta and other pro-inflammatory cytokines in in vitro models containing wild type or mutant STING. In vivo administration of one of the candidate compounds antagonized STING-specific mediated interferon and cytokine production in the blood, spleen and liver in mice, suggesting the potential that this compound may have for therapeutic applications in interferonopathies, as well as in autoimmune and inflammatory diseases. Furthermore, in August 2019, we entered into a research agreement with the University of Texas Southwestern Medical School to evaluate our small molecule STING antagonist compounds in relevant disease models.

We plan to initiate IND-enabling activities for a lead, orally-available STING antagonist product candidate from our portfolio in 2020.

STING Agonist ADC Program

ADCs represent a novel platform to enable the targeted delivery of payload molecules. Conjugation of a payload molecule to an antibody that has its own efficacy profile could allow for a single drug with enhanced potency and safety compared to either mechanism alone. We believe the chemistry used to develop our STING agonists is differentiated from first generation STING agonists because preclinical studies have shown that our molecules allow for site-specific conjugation to other therapeutic modalities, including antibodies, to form ADCs. Our STING agonists, in combination with an antibody to form an ADC, could provide targeted delivery to the tumor site to better achieve anti-tumor efficacy.

We plan to nominate a lead STING agonist ADC product candidate in 2020.

Terminated Product Development Program

Until January 2020, we had been developing inarigivir, an orally-administered investigational selective immunomodulator, as a potential treatment for chronic hepatitis B virus, or HBV. In April 2019, we launched two Phase 2 global trials (CATALYST 1 and CATALYST 2) examining the administration of inarigivir 400mg as monotherapy and co-administered with a nucleotide in naïve and virally suppressed chronic HBV patients. Inarigivir had also been the subject of a Phase 2 trial evaluating the safety, efficacy and pharmacodynamics of escalating doses (50mg, 200mg and 400mg) of inarigivir co-administered with Gilead Sciences’ Vemlidy® (tenofovir alafenamide 25mg) for the treatment of chronic HBV infection. All clinical development of inarigivir has now been terminated due to the occurrence of unexpected serious adverse events, including one patient death, in our Phase 2b CATALYST trial.

Our Strategy

We aim to discover, develop and commercialize therapies to treat challenging diseases based on our deep understanding of the STING pathway. Key elements of our strategy include:

•

Advance therapies from our STING pathway programs through discovery, clinical development and regulatory approval with a focus on immuno-oncology and inflammatory diseases. We are developing novel product candidates by leveraging our proprietary technologies and understanding of the STING pathway that we believe can generate novel and combinable therapies to target disease indications with significant unmet medical need. By the end of 2020, we plan to generate sufficient data from our Phase 1a/1b IV STING agonist program to enable advancement into a Phase 2 clinical trial and initiate IND-enabling activities for a lead, orally-available STING antagonist product candidate.

•

Study SB 11285 alone and in combination with current standards of care for multiple cancers.. We intend to study SB 11285 alone and in combination with checkpoint inhibitors in multiple tumor types to characterize its safety profile and identify the most responsive populations, and subsequently explore other potential combinations with SB 11285 in those populations identified. Other therapeutics or modalities that we are exploring or intend to explore include radiation and cytotoxic chemotherapeutics as well as precision targeted therapies. If our clinical trials progress in this area, we plan to refine our strategy to prioritize patient populations and therapeutic combinations to deliver the most significant clinical benefits to patients in need.

•

Leverage the expertise of our scientific founders and key advisors to develop innovative technologies at the forefront of immunotherapy. Spring Bank has assembled the collective talent of our scientists, clinicians and a network of advisors to inform our development strategy and enable our technology to be at the forefront of immunotherapy.

•

Expand on the value of our product candidates through partnerships. We maintain full ownership of our internally-developed STING pathway program. However, we may decide to selectively partner product candidates in certain geographies and where we believe a partner could bring additional resources and expertise to maximize the value of our product candidates. Furthermore, we intend to seek partners that are developing novel complementary therapeutic modalities where the combination of one of our assets with another modality could lead to potential synergistic improvements in patient care.

SB 11285 Phase 1a/1b Clinical Trial

We are developing our lead STING agonist product candidate, SB 11285, as a next-generation immunotherapeutic agent for the treatment of selected cancers. We believe that SB 11285 may be administered clinically by multiple routes of administration, enabling SB 11285 to target a variety of tumors at various anatomic sites.

The objectives of our Phase 1a/1b clinical trial include determining a safe and pharmacodynamically active dose of intravenously-administered SB 11285 and preliminary assessment of antitumor activity/efficacy. The Phase 1a dose escalation study is designed to evaluate ascending doses of SB 11285 with respect to dose-limiting toxicities, maximum tolerated dose, and to determine a recommended phase 2 dose as well as the pharmacokinetic/pharmacodynamic profile as monotherapy and in combination with a checkpoint inhibitor. The expansion cohorts of the trial are designed to explore signs of efficacy in pre-specified tumor types using the recommended phase 2 dose of SB 11285 in combination with a checkpoint inhibitor and to assess the safety profile of the combination in treated patients. We expect the tumors that we intend to explore to be responsive to immunotherapy.

The American Cancer Society projected that in the United States over 1.75 million new cases of cancer were to be diagnosed and over 600,000 people would die from the disease in 2019, highlighting the significant medical need in patients with cancer. Current standard of care approaches to treating patients with cancer include several different modalities, such as surgery, radiotherapy, cytotoxic chemotherapy and immunotherapy as single modalities or as combination therapies. In recent years, immunotherapy or therapeutic agents designed to engage the immune system, such as checkpoint inhibitors (including PD-1/PD-L1, and CTLA4) have shown significant clinical responses in the management and treatment of solid tumors. The efficacy of checkpoint inhibitors illustrates that cancer immunotherapy can be successfully implemented in routine clinical practice. However, a substantial proportion of patients do not achieve significant clinical benefit from treatment with checkpoint inhibitors, underscoring the need to identify additional strategies, which may include a STING agonist, to treat cancer. We have shown that after administration of our STING agonist in the preclinical setting, there is up-regulation of the PD-1 molecule, which we believe underscores the potential utility of our approach to employ the activity of a PD-1 checkpoint inhibitor.

Trial Design

We are conducting a Phase 1a/1b, multicenter, open-label, non-randomized, dose-escalation and cohort expansion study to examine the dose-limiting toxicities, maximum tolerated dose and recommended Phase 2 dose of SB 11285 administered as an IV infusion in patients with advanced solid tumors. Phase 1a of the study will assess the safety and tolerability of SB 11285 as monotherapy in eligible patients with any advanced solid tumors. Phase 1b will assess the safety and tolerability of SB 11285 in combination with a checkpoint inhibitor in patients with advanced solid tumors. We anticipate that Phase 2 of this trial will further evaluate the combination of the recommended Phase 2 dose of SB 11285 and checkpoint inhibitor(s) in the following tumor type cohorts:

•	Cohort A: Melanoma
•	Cohort B: Head and neck squamous cell carcinoma (HNSCC)
•	Cohort C: Tumors other than Cohort A and B (Naïve or relapsed refractory to anti PD-1/PD-L1)

In Phase 1a of the trial, monotherapy dose escalation, patients who meet eligibility criteria receive IV SB 11285 as monotherapy weekly on Days 1, 8, 15, and 22 of repeated 28-day cycles in escalating doses. Once the second dose level of the Phase 1a monotherapy cohort has been evaluated by the Safety Review Committee (SRC) and has been found to be well-tolerated to escalate to the third dose level, we will begin enrollment in the first dose level of the Phase 1b portion of the trial, involving combination dose escalation (SB 11285 in combination with a checkpoint inhibitor).

Both Phases 1a and 1b of the study will use a standard 3+3 dose-escalation design with the dose escalated in successive cohorts of 3 to 6 patients each within each cohort in an open-label fashion. Once a cohort has been deemed well-tolerated and the study is cleared by the SRC to proceed with the next cohort, additional enrollment into previously cleared cohorts may be performed for further characterization of pharmacokinetics and pharmacodynamics, up to 6 patients per cohort.

Rationale for Selection of Tumors in Expansion Cohorts

The second part of the Phase 1 trial is designed to explore antitumor activity in pre-specified tumor types, confirm the safety and tolerability of SB 11285 in combination with a checkpoint inhibitor, and confirm the recommended Phase 2 dose. The pre-specified tumor type cohorts, melanoma and HNSCC, are designed to provide an initial understanding of the combination of SB 11285 and a checkpoint inhibitor and the associated level of antitumor activity in relapsed/refractory patients. The activity of SB 11285 with a checkpoint inhibitor will also be assessed in patients in a third cohort with other tumor types which are relapsed/refractory or naïve to PD-/PD-L1. Any demonstration of clinical activity in these patients could also enable an exploration of patient characteristics that may influence activity, as well as support subsequent studies combining SB 11285 with other therapies.

Additional Clinical Development Plans

After completion of our initial Phase 1 studies and subject to obtaining additional financing, we plan to develop intravenously administered SB 11285 in combination with different oncology treatment modalities with further exploration of different routes of administration and with other treatment modalities in various tumor types. We plan to explore intratumoral administration of SB 11285 in hepatocellular carcinoma (HCC). With respect to other treatment modalities, we intend to explore the combination of SB 11285 with radiation, chemotherapy, complimentary immune-mediated mechanisms and precision therapies.

Intellectual Property

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

We have devoted considerable effort and resources to build a substantial patent estate designed to provide multiple levels of protection for our product candidates. As of December 31, 2019, we owned 9 patent families relating to the STING pathway.  We hold 23 U.S. provisional patent applications, 2 U.S. nonprovisional patent applications, 7 international (PCT) patent applications, and 36 foreign patent applications, which include claims relating to compositions of matter and various methods of using our STING pathway technology. If any of these patent applications are issued, the patents would be expected to begin to expire in 2037, without considering any potential patent term adjustments or extensions.

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

The term of individual patents depends upon the legal term of patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application.

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

Manufacturing

We do not currently own or operate manufacturing facilities for production of clinical or commercial quantities of any of our compounds or their components. To date, we have only manufactured supplies of drug substance for use in our preclinical studies at our own facilities and have contracted with several third-party contract manufacturing organizations for the supply of drug substance and finished product to meet our needs for preclinical testing, including toxicology studies and clinical trials. We believe that each of these suppliers has sufficient capacity to meet our needs, and that adequate alternative sources exist. We typically order drug substance and clinical trial supplies on a work order basis and do not enter into long-term dedicated capacity or minimum supply arrangements. However, there is a risk that, if supplies are interrupted, it would materially harm our business.

In the ordinary course of our business, we explore additional sources of supply and believe that we will have additional manufacturer(s) in place in the future for the manufacture of clinical drug supply. If the supply of drug substance is insufficient to complete our trials or we are unable to obtain alternative sources of supply on favorable terms, on a timely basis or at all, our business may be adversely affected. We expect to continue to rely on third-party contract manufacturing organizations for the supply of drug substance and clinical trial supplies for our compounds for the foreseeable future.

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

Our STING agonist program will face significant competition from companies in the immuno-oncology area.  Numerous companies are developing STING agonists. Below is a selected listing of companies that we are aware of that are developing STING agonists in different phases of clinical development.

Compound	Company	Phase	Delivery
ADU-S100	Aduro Biotech	Phase I	Intratumoral
MK-1454	Merck	Phase I	Intratumoral
MK-2118	Merck	Phase I	Intratumoral
SYMB1891	Synlogic, Inc.	Phase I	Intratumoral
BMS-986301	Bristol-Meyers Squibb	Phase I	Intratumoral or Intramuscular
GSK532	GlaxoSmithKline	Phase I	Intravenous
ExoSTING	Codiak Biosciences	Preclinical	Intratumoral
E7766	Eisai Co., Ltd.	Preclinical	Intratumoral
CRD5500	Curadev Pharma	Preclinical	Intratumoral or antibody conjugated
TTI-10001	Trillium Therapeutics	Preclinical	Intratumoral
SR-8314	Stingray Therapeutics	Preclinical	Intraperitoneal

We are also aware that some of these same companies, as well as others, are pursuing the development of STING antagonist candidates for treatment of autoimmune and inflammatory diseases.

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

The key competitive factors affecting the success of SB 11285 and any other product candidates that we develop, if approved, are likely to be their efficacy, safety, convenience, price and the availability of reimbursement from government and other third-party payors.

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

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a product, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a product.

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

Review and Approval of Drugs in Europe and other Foreign Jurisdictions

In addition to regulations in the United States, a manufacturer is subject to a variety of regulations in foreign jurisdictions to the extent they choose to sell any drug products in those foreign countries. Even if a manufacturer obtains FDA approval of a product, it must still obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. To obtain regulatory approval of an investigational drug or biological product in the European Economic Area, or EEA, a manufacturer must submit a marketing authorization application to the European Commission and EU Member State Competent Authorities. For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, clinical trials are to be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. The new Clinical Trials Regulation will be directly applicable in and binding in all EU Member States without the need for any national implementing legislation. It will overhaul the current system of approvals for clinical trials in the EU. Specifically, the new legislation aims at simplifying and streamlining the approval of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial will be required to submit a single application for approval of a clinical trial to a reporting EU Member State (RMS) through an EU Portal. The submission procedure will be the same irrespective of whether the clinical trial is to be conducted in a single EU Member State or in more than one EU Member State. The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting for clinical trials.

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

Regulatory Requirements after Marketing Authorization

Similar to the United States, both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the individual EU Member States both before and after grant of the manufacturing and marketing authorizations.

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

Employees

As of February 13, 2020, we had 30 full-time permanent employees, of which 13 work in administration and operations and 17 work in research and development. Fifteen of our 30 full-time permanent employees hold a Ph.D. or M.D. degree. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Corporate Information

We were incorporated under the laws of the Commonwealth of Massachusetts as Spring Bank Technologies, Inc. on October 7, 2002. On May 12, 2008, we filed a certificate of incorporation in the State of Delaware and changed our state of incorporation to Delaware and our name to Spring Bank Pharmaceuticals, Inc. Our principal executive offices are located at 35 Parkwood Drive, Suite 210, Hopkinton, MA 01748 and our telephone number is (508) 473-5993. Our website address is www.springbankpharm.com. The information contained in, or accessible through, our website does not constitute a part of this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission.

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

We do not have any products approved by regulatory authorities for marketing and have not generated any revenue from product sales, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception. For the years ended December 31, 2019 and 2018, we reported a net loss of $24.1 million and $22.8 million, respectively. We had an accumulated deficit of $126.2 million at December 31, 2019.

We expect to continue to incur significant and increasing losses for the foreseeable future. We anticipate these losses to increase as our expenses increase, and we expect that our expenses will increase if and as we:

•	continue clinical development of SB 11285, our lead STING agonist product candidate;
•	initiate and continue research and preclinical and clinical development efforts for our other product candidates, including candidates from our STING antagonist program;
•	seek to identify and develop additional product candidates;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various products for which we may obtain marketing approval, if any;
•	require the manufacture and supply of larger quantities of product candidates for clinical development and potentially commercialization;
•	maintain, expand and protect our intellectual property portfolio; and
•	add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company.

We currently have no source of product revenue and may never become profitable.

Our ability to achieve and maintain profitability will depend upon our ability to generate revenue. We have not generated any revenue from product sales and do not expect to generate significant revenue unless and until we are able to gain regulatory approval of and commercialize SB 11285 or any other product candidate that we may develop, in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval for any of our product candidates, we do not know when we will generate revenue from product sales, if at all. Our ability to generate revenue from product sales of any of our product candidates also depends on a number of factors, including our ability to:

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

Even if we are able to generate revenues from the sale of SB 11285 or any other product candidate, we may not generate revenues that are large enough for us to become profitable. This is in part due to the numerous risks and uncertainties associated with product development, including uncertainties regarding the timing or amount of increased expenses. Even if we are able to complete the development and regulatory process for any of our product candidates, we anticipate incurring significant costs associated with commercializing these products. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of product candidates or continue our operations. A decline in the value of the company could cause you to lose all or part of your investment.

We intend to expend a significant amount of our limited resources on the development of our sole clinical stage product candidate, SB 11285, for treatment of selected cancers, and may fail to capitalize on other technologies, product candidates or other indications that may be more profitable or for which there is a greater likelihood of success.

We are focusing a significant amount of our resources on the development of SB 11285, which concentrates the risk of product failure on one product candidate. SB 11285 may prove to be unsafe or ineffective. Because of this concentration of resources, we may forego or delay development of other technologies, product candidates or other indications that later prove to have greater commercial potential.

Until recently, our sole clinical stage product candidate was inarigivir. However, in January 2020, we announced the discontinuation of the development of inarigivir in the interest of patient safety based on the occurrence of unexpected serious adverse events in our Phase 2b CATALYST trials. As a result, we have refocused our clinical development efforts on SB 11285, which is at a much earlier stage of development than inarigivir was when our development program for that product candidate was discontinued.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate new clinical trials of, initiate new research and preclinical development efforts for and seek marketing approval for SB 11285 and any other product candidates. Even if we obtain marketing approval for any of these product candidates, we may incur significant commercialization expenses.

We plan to continue to use our existing cash, cash equivalents and marketable securities to continue development of our product candidates, particularly SB 11285. We expect that our cash, cash equivalents and marketable securities as of December 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements into late 2022.

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

We have based our expenditure estimates on assumptions that may prove to be wrong, and we could deploy our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	initiation, progress, timing, costs and results of clinical trials of SB 11285;

•	initiation, progress, timing, costs and results of preclinical studies and clinical trials of our STING antagonist candidates and any other product candidates we may develop;
•	the number and characteristics of product candidates that we discover or in-license and develop;
•

the outcome, timing and cost of seeking regulatory review by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those we currently expect;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and maintaining and enforcing other intellectual property rights;
•	subject to receipt of marketing approval, revenue, if any, received from commercial sales of SB 11285 and any other products;
•	the costs and timing of the implementation of commercial-scale manufacturing activities;
•	the costs and timing of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval; and
•	the costs of operating as a public company.

The terms of our term loan with Pontifax Medison Finance require us to meet certain operating covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

In September 2019, we entered into a term loan with Pontifax Medison Finance, or the Convertible Term Loan, that is secured by a lien covering all of our assets, other than our intellectual property. The Convertible Term Loan contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to protect and maintain our intellectual property, deliver certain financial reports, maintain minimum cash balances of $7.0 million and maintain insurance coverage. Negative covenants include, among others, restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. Events of default include, among others, non-payment, breaches or defaults in the performance of covenants, insolvency, bankruptcy and the occurrence of a material adverse effect on us. After the occurrence of an event of default, Pontifax may elect to accelerate payment of all obligations and impose a prepayment charge; sign and file in our name any notices, assignment or agreements necessary to perfect payment; or notify any of our account debtors to make payment directly to it. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility. These restrictions may include, among other things, limitations on borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem capital stock or make investments. If we default under the terms of the Convertible Term Loan or any future debt facility, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. The lender could declare a default upon the occurrence of any event that they interpret as a material adverse effect as defined under the Convertible Term Loan. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

Repayment of our convertible notes, if they are not otherwise converted, will require a significant amount of cash, and we may not have sufficient cash flow from our business to make payments on our indebtedness.

Our ability to pay the principal of or interest on the convertible notes issued under the Convertible Term Loan, which we refer to as the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service the Convertible Notes or other future indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional debt financing or equity financing on terms that may be onerous or highly dilutive. Our ability to refinance the Convertible Notes or other future indebtedness will depend on the capital markets and our financial resources and condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the Convertible Notes.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to SB 11285 or our other product candidates or technologies.

Until we can generate substantial revenue from product sales, if ever, we expect to seek additional capital through a combination of private and public equity offerings, debt financings, strategic collaborations and/or alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders may be diluted, and the terms of these securities may include provisions that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include liens or other restrictive covenants limiting our ability to take important actions, such as incurring additional debt, making capital expenditures or declaring dividends. Securing additional financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of SB 11285 and our other product candidates.

We have an effective shelf registration statement on Form S-3 (Registration No. 333-218399), or the S-3 Registration Statement, on file with the Securities and Exchange Commission pursuant to which we may, from time to time, sell up to an aggregate of $59.6 million (as of December 31, 2019) of our common stock, preferred stock, warrants, purchase rights, units, or debt securities, which includes $42.7 in shares issuable pursuant to an at-the-market offering program with Cantor Fitzgerald & Co., or Cantor, that we established in August 2017. However, pursuant to the instructions to Form S-3, we only have the ability to sell shares under the shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates. Future sales of securities under the S-3 Registration Statement, including any sales under the at-the-market offering program, could result in dilution of our stockholders and could have a negative impact on our stock price.

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

The issuance of shares of our common stock upon conversion of the Convertible Notes and exercise of the warrants issued under the Convertible Term Loan could substantially dilute your investment and could impede our ability to obtain additional financing.

The Convertible Notes are convertible into and the warrants issued under the Convertible Term Loan, which we refer to as the Pontifax Warrants, are exercisable for shares of our common stock and give the holders an opportunity to profit from a rise in the market price of our common stock such that conversion or exercise thereof could result in dilution of the equity interests of our shareholders. We have no control over whether the holders will exercise their right to convert their Convertible Notes or exercise their Pontifax Warrants. While the Convertible Notes are convertible at a fixed price of $8.76 per share and the Pontifax Warrants are exercisable at a fixed price of $6.57 per share, both of which are higher than our current market price, we cannot predict the market price of our common stock at any future date, and therefore, cannot predict whether the Convertible Notes will be converted or whether the Pontifax Warrants will be exercised. The existence and potentially dilutive impact of the Convertible Notes and the Pontifax Warrants may prevent us from obtaining additional financing in the future on acceptable terms, or at all.

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

Our recently implemented corporate strategy and strategic change may not be successful.

On January 29, 2020, we announced a strategic change to focus on immune-oncology and inflammatory diseases. The success of this strategic change will depend on our ability to successfully redirect resources to development of these programs, retain senior management and other highly qualified personnel and generate multiple clinical data readouts over the next several years. Further, the product candidates on which we are now focused are at a much earlier stage of clinical development than inarigivir, the product candidate on which we were primarily focused before this strategic change. If we are unable to successfully execute our new strategy, our business, financial condition and results of operations may be materially and adversely affected.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

Our future success is substantially dependent on the successful clinical development, regulatory approval and commercialization of SB 11285 and will require significant capital resources and years of additional clinical development effort. If we are unable to develop, obtain regulatory approval for or successfully commercialize SB 11285 or experience significant delays in doing so, our business could be materially harmed.

We do not have any products that have gained regulatory approval. As a result, our business is dependent on our ability to successfully complete clinical development of, obtain regulatory approval for, and, if approved, to successfully commercialize SB 11285 in a timely manner. The success of SB 11285 will depend on several factors, including the following:

•	successful completion of our Phase 1a/1b clinical trial for SB 11285;
•	successful completion of additional studies to support additional clinical trials;
•	initiation and successful enrollment and completion of additional clinical trials;
•	safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority for marketing approval;
•	timely receipt of marketing approvals from applicable regulatory authorities;

•	the performance of our collaborators;
•	establishment of supply arrangements with third-party raw materials suppliers and manufacturers;
•	establishment of arrangements with third-party manufacturers to obtain finished drug products that are appropriately packaged for sale;
•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•	protection of our rights in our intellectual property portfolio;
•	successful launch of commercial sales following any marketing approval;
•	a continued acceptable safety profile following any marketing approval; and

•	commercial acceptance by patients, the medical community and third-party payors following any marketing approval.

Many of these factors are beyond our control, including the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any collaborators. If we are unable to develop, receive marketing approval for and successfully commercialize SB 11285 or experience delays because of any of these factors or otherwise, our business could be substantially harmed.

Research and development goals may not be achieved in the time frames that we publicly estimate, which could have an adverse impact on our business and could cause our stock price to decline.

We set goals and make public statements regarding our expectations regarding the timing of certain accomplishments, developments and milestones under our research and development programs. The actual timing of these events can vary significantly due to a number of factors, including, without limitation, the amount of time, effort and resources committed to our programs by us and any collaborators and the uncertainties inherent in the clinical development and regulatory approval process. As a result, there can be no assurance that we or any collaborators will initiate or complete clinical development activities, make regulatory submissions or receive regulatory approvals as planned or that we or any collaborators will be able to adhere to our current schedule for the achievement of key milestones under any of our programs. If we or any collaborators fail to achieve one or more of the milestones as planned, our business could be materially adversely affected, and the price of our common stock could decline.

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

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. If we fail to receive positive results in clinical trials of SB 11285 or any of our other product candidates, the development timeline and regulatory approval and commercialization prospects for such product candidate, and, correspondingly, our business and financial prospects, would be negatively impacted.

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

The therapeutic efficacy of SB 11285 has not been definitively shown in humans, and we may not be able to successfully develop and commercialize SB 11285 or any of our other product candidates.

SB 11285 and our other product candidates are novel compounds and their potential benefit as immunotherapies or immunomodulators, as applicable, has not been definitively shown in humans. SB 11285 and our other product candidates may not prove to be effective against the indications for which they are being designed to act and may not demonstrate in future clinical trials any or all of the pharmacological effects that have been observed in preclinical studies or clinical trials to date.

SB 11285 and our other product candidates may interact with human biological systems in unforeseen, ineffective or harmful ways. If any of our product candidates is associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon the development of such product candidate or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Because of these and other risks described herein that are inherent in the development of novel therapeutic agents, we may never successfully develop or commercialize SB 11285 or any of our other product candidates, in which case our business will be harmed.

Clinical development of product candidates involves a lengthy and expensive process. Additionally, there are substantial risks inherent in attempting to commercialize new drugs, and, as a result, we may not be able to successfully develop products for commercial use.

We may experience delays in our ongoing or future preclinical or clinical trials and we do not know whether planned clinical trials will begin or enroll subjects on a timely basis, need to be redesigned or be completed on schedule, if at all. Failure can occur at any time during the clinical trial process, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable foreign regulatory authority, such as the European Medicines Agency, or the EMA, that a product candidate may not continue development or is not approvable. Additionally, because our product candidates are based on new technologies and costs to treat patients with relapsed/refractory cancer may be significant, our clinical trial costs are likely to be significantly higher than for more conventional therapeutic technologies or drug products.

There can be no assurance that the FDA or other foreign regulatory authorities will not put clinical trials of SB 11285 or any of our other product candidates on clinical hold now or in the future. Clinical trials may be delayed, suspended or prematurely terminated or may take longer than anticipated for a variety of reasons, such as:

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

We may not conduct any clinical trials for any particular product candidate in the United States until we submit an IND to the FDA for such product candidate. Because we may develop SB 11285 for multiple indications, we may be required to submit multiple INDs to the FDA for these indications and may not conduct a clinical trial in the United States for that indication unless we do so.

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

We or our collaborators may not be able to initiate or continue clinical trials for any of our product candidates if we or our collaborators, as applicable, are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials as required by the FDA or comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including the following events:

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

SB 11285 or any other product candidate that we develop may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval or limit the commercial profile of an approved label.

Undesirable side effects caused by SB 11285 or any other product candidate could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities.

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

If SB 11285 or any of our other product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For instance, in January 2020, we announced the discontinuation of the development of inarigivir in the interest of patient safety based on the occurrence of unexpected serious adverse events in our Phase 2b CATALYST trials. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound. We cannot provide any assurances that there will not be further treatment-related severe adverse events or deaths with other product candidates or that patient recruitment for trials with our other product candidates will not be adversely impacted by the events with inarigivir, each of which could materially and adversely affect our business and prospects.

Actual or potential conflicts of interest arising from our relationships with investigators could adversely impact the FDA approval process.

Principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive cash compensation in connection with such services. We also provide grants to investigators’ institutions from time to time. If certain of these relationships exceed specific financial thresholds, they must be reported to the FDA. If these relationships and any related compensation paid results in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay in approval, or rejection, of our marketing applications by the FDA.

Our commercial success depends upon attaining significant market acceptance of SB 11285 as a monotherapy or in combination with other anticancer agents, if approved, among physicians, patients, healthcare payors and others in the medical community necessary for commercial success, and the market opportunity for the product candidate may be smaller than we estimate.

Even if we obtain regulatory approval for SB 11285, our product candidate may not gain market acceptance among physicians, healthcare payors, patients or the medical community. For example, physicians are often reluctant to switch their patients from existing “standard of care” therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of coverage or reimbursement for existing therapies.

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

Moreover, if SB 11285 is approved but fails to achieve market acceptance among physicians, patients, or healthcare providers are restricted, withdrawn or recalled or fail to be approved, as the case may be, we may not be able to generate significant revenues, which would compromise our ability to become profitable.

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

Even if we are able to commercialize SB 11285 or any other product candidate, the product candidate may not receive coverage and adequate reimbursement from third-party payors, which could harm our business.

Significant uncertainty exists as to the coverage and reimbursement status of our product candidates for which we obtain regulatory approval. Our ability to commercialize SB 11285 or any other product candidate successfully will depend, in part, on the extent to which coverage and adequate reimbursement for such product candidate will be available from third party payors, including government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels.

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

A primary trend in the United States healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. In addition, drug price transparency requirements may impact the marketing and sales of any approved products once commercialized. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical drugs. Third-party payors may also seek with respect to an approved product additional clinical evidence, beyond the data required to obtain marketing approval, demonstrating clinical benefits and value in specific patient populations or costly pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies before covering SB 11285 or any other product candidate. We cannot be sure that coverage and reimbursement will be available for any of these product candidates and, if it is available, whether the level of reimbursement will be adequate. Coverage and reimbursement may impact the demand for, or the price of any of our product candidates, if approved. If reimbursement is not available or is available only at limited levels, we may not be able to commercialize SB 11285 or any other product candidate successfully, if approved.

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

The development and commercialization of new drug products is highly competitive in our therapeutic areas of interest. We expect that we will face competition with respect to SB 11285 and any other product candidates that we may seek to develop or commercialize, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

We expect our STING agonist program, including SB 11285, to face intense and increasing competition from companies in the immuno-oncology subsector of the pharmaceutical and biotechnology industry. Specifically, our competitors include Merck & Co., Inc., Novartis AG, Aduro Biotech, Inc, GlaxoSmithKline plc and Bristol-Myers Squibb. We are also aware that some of these same companies, as well as others, are pursuing the development of STING antagonist candidates for treatment of autoimmune and inflammatory diseases.

Many of our existing and potential future competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining marketing approvals and marketing approved products than we do.

Our competitors may obtain regulatory approval of their products before we are able to, which may limit our ability to develop or commercialize SB 11285 or any of our other product candidates. Our competitors may also develop drugs that are safer, more effective, more convenient or less expensive than ours, and may also be more successful than us in manufacturing and marketing their products. In addition, our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective, have fewer or more tolerable side effects or are less costly than any product candidates that we are currently developing or that we may develop. These appreciable advantages could reduce or eliminate our commercial opportunity and render SB 11285 or any other product candidates obsolete or non-competitive.

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

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of SB 11285 or any other product candidates.

We face an inherent risk of product liability exposure related to the testing of our product candidates by us or our investigators in human clinical trials and will face an even greater risk if we commercially sell SB 11285 or any of our other product candidates if and after we obtain regulatory approval. Product liability claims may be brought against us by study subjects enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling our product candidates. If we cannot successfully defend ourselves against claims that our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in, for example:

•	decreased demand for SB 11285 or any of our other product candidates;
•	the inability to commercialize SB 11285 or any of our other product candidates;
•	termination of clinical trial sites or entire trial programs;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial subjects;
•	significant costs to defend the related litigation;
•	substantial monetary awards to clinical trial subjects or patients;
•	loss of revenue;

•	diversion of management and scientific resources from our business operations; and
•

increased scrutiny and potential investigation by, among others, the FDA, the United States Department of Justice, or DOJ, the Office of Inspector General of the Office of Health and Human Services, or HHS, state attorneys general, members of Congress and the public.

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with collaborators. Although we currently carry clinical trial insurance, the amount of such insurance coverage may not be adequate, we may be unable to maintain such insurance, or we may not be able to obtain additional or replacement insurance at a reasonable cost, if at all. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

Failure in our or our vendors’ information technology and storage systems, including data breaches subject to the General Data Protection Regulation in the European Union, could significantly disrupt the operation of our business.

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

In addition, data security breaches, whether by employees or others, may expose sensitive data to unauthorized persons. Effective May 25, 2018, the European Union implemented the General Data Protection Regulation, or GDPR, a broad data protection framework that expanded the scope of European Union data protection law to non-European Union entities that process, or control the processing of, the personal information of European Union subjects, including clinical trial data. The GDPR allows for the imposition of fines and/or corrective action on entities that improperly use or disclose the personal information of European Union subjects, including through a data security breach. Accordingly, data security breaches experienced by us, our collaborators or contractors could lead to significant fines, required corrective action, loss of trade secrets or other intellectual property, or could lead to the public exposure of personally identifiable information (including sensitive personal information) of our employees, collaborators, clinical trial patients, and others. A data security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. The GDPR imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States and provides an enforcement authority to impose large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR increases our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. If we are unable to prevent such data security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive patient data. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events. Other jurisdictions are considering or have implemented a variety of data security requirements, which may impose additional costs and requirements on our business.

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

We expect to rely on third-party manufacturers to produce our product candidates in the future. Our ability to obtain clinical supplies of SB 11285 or other product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. The ultimate impact on us, our significant suppliers and our general infrastructure of being in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.

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

Our service providers are not our employees, and except for remedies available to us under our agreements with such service providers, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, nonclinical and preclinical programs. If service providers do not successfully carry out their contractual duties or obligations or meet expected deadlines or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, our preclinical studies and clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize SB 11285 or any of our other product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

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

We have no experience manufacturing any product candidate on a commercial scale and have no manufacturing facility. We are dependent on contract manufacturers for the manufacture of SB 11285 as well as on third parties for our supply chain and expect to rely on contract manufacturers for any other product candidates. If we experience problems with any such contract manufacturers, the manufacturing of SB 11285 or any other product candidate could be delayed.

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

If our current supply of drug substance turns out to be insufficient to complete our clinical trial for SB 11285 or we are unable to obtain alternative sources of supply on favorable terms, on a timely basis or at all, our business may be adversely affected.

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

If we enter into licensing or collaboration agreements with third parties to develop, obtain regulatory approvals for and commercialize SB 11285 or any other product candidates, our prospects with respect to those product candidates will depend in significant part on the success of those collaborations.

We expect to enter into collaborations with pharmaceutical or biotechnology companies in developing our product candidates, including SB 11285. Under such collaborations, we may have limited control over the amount and timing of resources that our collaborators will dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will, in part, depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, in the case of collaborations intended to evaluate the combination of SB 11285 and other product candidates, the success of any such collaboration may depend on the success of the development of the product or product candidate that our collaborator is developing. For instance, in the event that any of these third parties have unforeseen issues that negatively impact their clinical development or marketing approval for their products or product candidates or otherwise negatively affect their ability to continue to clinically develop or market their products or product candidates, our ability to complete our applicable clinical trials and/or evaluate clinical results and, ultimately, our ability to receive regulatory approval for our product candidates for the indications we are pursuing may also be negatively impacted.

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

Despite our efforts, we may be unable to secure additional collaborative licensing or other arrangements that are necessary for us to further develop and commercialize SB 11285 or any other product candidates. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the potential differentiation of our product candidate from competing product candidates, design or results of clinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities and the regulatory pathway for any such approval, the potential market for the product candidate, the costs and complexities of manufacturing and delivering the product to patients and the potential of competing products. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available for collaboration and whether such a collaboration could be more attractive than the one with us for our product candidate. Supporting diligence activities conducted by potential collaborators and negotiating the financial and other terms of a collaboration agreement are long and complex processes with uncertain results. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

Risks Related to Regulatory Approval and Marketing of Our Product Candidates and Other Legal Compliance Matters

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time consuming and uncertain and may prevent us or any future collaborators from obtaining approvals for the commercialization of SB 11285 or our other product candidates. As a result, we cannot predict when or if, and in which territories, we, or any future collaborators, will obtain marketing approval to commercialize SB 11285 or our other product candidates.

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

The process of obtaining marketing approvals, both in the United States and abroad, is lengthy, expensive and uncertain. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA or other regulatory authorities may determine that SB 11285 and our other product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude us from obtaining marketing approval or prevent or limit commercial use. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

In addition, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. For example, on June 23, 2016, eligible members of the electorate in the United Kingdom decided by referendum to leave the European Union, commonly referred to as "Brexit". Following the formation of a majority Conservative government in December 2019, the United Kingdom approved the withdrawal agreement and left the European Union on January 31, 2020. Because a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the referendum could materially change the regulatory regime applicable to the approval of any of our product candidates in the United Kingdom. In addition, the implications of Brexit for the regulatory review process in the European Union have not been fully clarified and could result in disruption to the EMA review process.

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

Failure to obtain marketing approval in foreign jurisdictions would prevent SB 11285 or any other product candidate from being marketed abroad. Any approval we are granted in the United States would not assure approval in foreign jurisdictions.

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

Any of our product candidates for which we, or any future collaborators, obtain marketing approval, as well as the manufacturing processes, post-approval studies and measures, labeling, advertising and promotional activities for such product, among other things, will be subject to ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Thus, even if marketing approval of SB 11285 or another product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a Risk Evaluation and Mitigation Strategy.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of SB 11285 or our other product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any future collaborators, to profitably sell any products for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any future collaborators, may receive for any approved products.

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

We may determine to conduct clinical trials outside of the United States. A number of risks associated with international operations could materially and adversely affect our business.

We may conduct clinical trials for SB 11285 outside of the United States. Accordingly, we may be subject to risks associated with doing business globally, including commercial, political, and financial risks. Emerging regions, such as Eastern Europe and Asia, as well as more developed markets, such as the United Kingdom, France, Germany, and Australia, could provide clinical study opportunities for us. In addition, we could be subject to potential disruption caused by military conflicts; potentially unstable governments or legal systems; civil or political upheaval or unrest; local labor policies and conditions; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism or other types of violence in or outside the United States; health pandemics; and a significant reduction in global travel. Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these risks and other factors affecting U.S. companies with global operations. If any global clinical trials were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on our financial results.

Beyond conducting our clinical trials outside of the United States, we also expect to be subject to a number of risks related with our international operations, many of which may be beyond our control. These risks include:

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

The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

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

We may enter into intellectual property license agreements in the future. We expect that future license agreements will impose various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we might not be able to market any product that is covered by these agreements, which could materially adversely affect the value of the product candidate being developed under the license agreement. Termination of these license agreements may result in our having to negotiate new or reinstated licenses with less favorable terms.

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

Our commercial success depends upon our ability to develop, manufacture, market and sell SB 11285, and any other product candidates and to use our related proprietary technologies, without infringing the intellectual property and other proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, and interferences, post-grant review, inter partes review, and reexamination proceedings before the United States Patent and Trademark Office, or USPTO, and corresponding foreign patent offices. As a result, we may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to SB 11285 or any other product candidates, including interference or derivation proceedings before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform.

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

While SB 11285 and any other product candidates that we may develop will be observed in preclinical studies and/or clinical trials, we believe that the use of our product candidates in these preclinical studies and/or clinical trials falls or will fall within the scope of the exemptions provided by 35 U.S.C. Section 271(e) in the United States, which exempts from patent infringement liability activities reasonably related to the development and submission of information to the FDA. If these product candidates progress toward commercialization, the possibility of a patent infringement claim against us increases. We attempt to ensure that the methods we employ to manufacture SB 11285, as well as the methods for their use that we intend to promote, do not infringe other parties’ patents and other proprietary rights. There can be no assurance they do not, however, and competitors or other parties may assert that we infringe their proprietary rights in any event.

In addition, we plan to evaluate SB 11285 in combination with other product candidates and approved products that are covered by patents held by other companies or institutions. In the event that a labeling instruction is required in product packaging recommending that combination, we could be accused of, or held liable for, infringement of the third-party patents covering the product candidate or product recommended for administration with SB 11285. In such a case, we could be required to obtain a license from the other company or institution to use the required or desired package labeling, which may not be available on commercially reasonable terms, or at all.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on SB 11285 and any other product candidates throughout the world would be prohibitively expensive, and our or our licensors’ intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws and practices of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we and our licensors may not be able to prevent third parties from practicing our and our licensors’ inventions in all countries outside the United States, or from selling or importing products made using our and our licensors’ inventions in or into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may export otherwise infringing products to territories where we or our licensors have patent protection, but where enforcement is not as strong as in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

Because SB 11285 and any other product candidates we may develop are small molecules, after commercialization they will be subject to the patent litigation process of the Hatch-Waxman Act, which allows a generic company to submit an Abbreviated New Drug Application, or ANDA, to the FDA to obtain approval to sell our drug using bioequivalence data only. Under the Hatch-Waxman Act, since our candidates will be considered new chemical entities, we will have the opportunity to list all of our patents that cover our drug product or its method of use in the FDA’s compendium of “Approved Drug Products with Therapeutic Equivalence Evaluation,” sometimes referred to as the FDA’s Orange Book. A generic company can submit an ANDA to the FDA four years after our drug approval. The submission of the ANDA by a generic company is considered a technical act of patent infringement. The generic company can certify that it will wait until the natural expiration date of our listed patents to sell a generic version of our product or can certify that one or more of our listed patents are invalid, unenforceable, or not infringed. If the latter, we will have 45 days to bring a patent infringement lawsuit against the generic company. This will initiate a challenge to one or more of our Orange Book-listed patents based on arguments from the generic company that either our patent is invalid, unenforceable or not infringed. Under the Hatch-Waxman Act, if a lawsuit is brought, the FDA is prevented from issuing a final approval on the generic drug until the earlier of seven-and-a-half years from our drug approval or a final decision of a court holding that our asserted patent claims are invalid, unenforceable or not infringed. If we do not properly list our relevant patents in the Orange Book, timely file a lawsuit in response to a certification from a generic company under an ANDA or prevail in the resulting patent litigation, we can lose our proprietary market, which can rapidly become generic. Further, even if we do correctly list our relevant patents in the Orange Book, bring a lawsuit in a timely manner and prevail in that lawsuit, it may be at a very significant cost to us of attorneys’ fees and employee time and distraction over a long period. Further, it is common for more than one generic company to try to sell an innovator drug at the same time, so we may be faced with the cost and distraction of multiple lawsuits. We may also determine it is necessary to settle the lawsuit in a manner that allows the generic company to enter our market prior to the expiration of our patent or otherwise in a manner that adversely affects the strength, validity or enforceability of our patent.

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

Risks Related to Employee Matters and Managing Growth

We may need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of February 13, 2020, we had 30 full-time employees, 15 of whom hold Ph.D. or M.D. degrees. If our development and commercialization plans progress, we may need additional managerial, operational, sales, marketing, financial and other resources. Our management, personnel and systems currently in place are likely not adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Our management may need to devote a disproportionate amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

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

As of December 31, 2019, our executive officers and directors and their affiliates beneficially owned shares representing approximately 12.3% of our outstanding common stock, and this group, together with other stockholders holding beneficially 5% of more of our outstanding common stock, beneficially owned approximately 49.9% of our outstanding common stock. If these stockholders were to choose to act together, they may be able to significantly influence matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, may be able to significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

We are an emerging growth company, as defined in the JOBS Act, and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the closing of our initial public offering, which is December 31, 2021. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the exchange or market upon which we trade and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to maintain our director and officer liability insurance policies at a reasonable cost, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

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

Furthermore, our restated certificate of incorporation specifies that, unless we consent in writing to the selection of an alternative forum, and to the fullest extent permitted by law, as described below, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, or the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act. It could apply, however, to a suit that falls within one or more of the categories set forth in the exclusive forum provision and that also asserts claims under the Securities Act, inasmuch as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. There is uncertainty as to whether a court would enforce this provision with respect to claims under the Securities Act, and our stockholders cannot waive our compliance with the federal securities laws and the rules and regulations thereunder.

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

At December 31, 2019, we had potentially utilizable federal and state net operating loss carryforwards of approximately $115.6 million and $116.5 million, respectively. The federal net operating loss carryforwards of $61.5 million expire between 2029 and 2037 and $54.1 million carryforward indefinitely. The state net operating loss carryforwards expire between 2030 and 2039. Our ability to utilize our net operating loss and credit carryforwards is dependent upon our ability to generate taxable income in future periods and may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under federal and state laws upon a change in ownership.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, a corporation that undergoes an “ownership change,” is subject to limitations on its ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes. For these purposes, an ownership change generally occurs where the equity ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year period (calculated on a rolling basis). We have made a preliminary determination that an ownership change likely occurred in each of April 2012 and December 2013. However, we anticipate that all of our federal and state NOLs will be available to us to offset future taxable income. We may have experienced other ownership changes in the past, and we may experience ownership changes in the future, some of which are outside the company’s control. These ownership changes may subject our existing net operating losses or credits to substantial limitations under Sections 382 and 383. Accordingly, we may not be able to utilize a material portion of our net operating losses or credits. Limitations on our ability to utilize our net operating losses to offset U.S. federal taxable income could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Because we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our common stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

We could be subject to securities class action litigation.

When the market price of a stock is volatile, holders of that stock have often initiated securities class action litigation against the company that issued the stock. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business. We may not be successful in defending ourselves or asserting our rights in future lawsuits, investigations, or claims that may be brought against us and, as a result, our business could be materially harmed. These lawsuits, arbitrations, investigations or claims may result in large judgments or settlements against us, any of which could have a negative effect on our financial performance and business. Additionally, lawsuits, arbitrations and investigations can be expensive to defend, whether or not the lawsuit, arbitration or investigation has merit, and the defense of these actions may divert the attention of our management and other resources that would otherwise be engaged in running our business.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our current operations are based in Hopkinton, Massachusetts. A description of the facilities we lease as of December 31, 2019 is included in the table below.

Location	Primary Use	Approximate Square Footage	Lease Expiration Date	Renewal Option
35 Parkwood Drive, Suite 210 Hopkinton, Massachusetts	Corporate headquarters	31,315	October 2028	One five-year term

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any material litigation.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading on The Nasdaq Capital Market on May 6, 2016 under the symbol “SBPH”. Prior to that time, there was no established public trading market for our common stock. On February 12, 2020, the closing price of our common stock was $1.22 per share.

Holders of Record

As of February 10, 2020, we had 16,513,763 outstanding shares of common stock and no outstanding shares of preferred stock. At February 10, 2020, there were 73 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders.

Sales of Unregistered Securities

In September 2019 we issued to certain lenders warrants to purchase 250,000 shares of common stock (the “Pontifax Warrants”). The Pontifax Warrants are exercisable at an exercise price of $6.57 per share and expire on September 19, 2025.

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

The selected consolidated statement of operations and consolidated balance sheet data for the years ended December 31, 2019 and 2018 are derived from our audited consolidated financial statements appended to this Annual Report on Form 10-K (in thousands, except share and per share data).

	Year Ended December 31,
	2019	2018
Consolidated Statement of Operations Data:
Operating expenses:
Research and development	$23,270	$19,751
General and administrative	9,751	8,719
Total operating expenses	33,021	28,470
Loss from operations	(33,021)	(28,470)
Interest income, net	712	999
Change in fair value of warrant liabilities	8,212	4,617
Net loss	$(24,097)	$(22,854)
Net loss per common share:
Basic	$(1.46)	$(1.59)
Diluted	$(1.46)	$(1.88)
Weighted-average number of shares outstanding:
Basic	16,454,083	14,372,174
Diluted	16,454,083	14,618,976

(1)	See Notes 1 and 2 to our consolidated financial statements appended to this Annual Report on Form 10-K for further details on the calculation of basic and diluted net loss per common share.

	As of December 31,
	2019	2018
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$54,455	$64,442
Working capital	52,571	45,040
Total assets	63,197	68,811
Total stockholders’ equity	35,526	55,860

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

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of novel therapeutics for the treatment of a range of cancers and inflammatory diseases using our proprietary small molecule nucleotide platform. We design our compounds to selectively target and modulate the activity of specific proteins implicated in various disease states. Our internally-developed programs are primarily designed to stimulate and/or dampen immune responses. We are devoting our resources to advancing multiple programs in our STING product portfolio, including our STING agonist clinical program in oncology, our STING antagonist compounds for inflammatory diseases, and our STING agonist ADC program for oncology.

We are developing our lead STING agonist product candidate, SB 11285, as a next-generation immunotherapeutic agent for the treatment of selected cancers. In June 2019, we filed an investigational new drug application, or IND, for a Phase 1 clinical trial for intravenously-administered (IV) SB 11285 for the clinical study of advanced solid tumors and the FDA completed its review of this IND and allowed the Phase 1a/1b clinical trial to proceed. Phase 1a of this trial is a dose-escalation study with IV SB 11285 monotherapy which allows combination with a checkpoint inhibitor after the completion of the first two cohorts of the trial. Phase 1b of this trial is designed to explore IV SB 11285 antitumor activity in combination with a checkpoint inhibitor in tumor types expected to be responsive to immunotherapy. This trial is designed to determine a recommended phase 2 dose. We initiated this Phase 1 trial in the third quarter of 2019 and it is being conducted at multiple sites in the United States. By the end of 2020, we plan to generate sufficient data from our Phase 1a/1b IV STING agonist program to enable advancement into a Phase 2 clinical trial.

Until January 2020, we had been developing inarigivir, an orally-administered investigational selective immunomodulator, as a potential treatment for chronic HBV. In April 2019, we launched two Phase 2 global trials (CATALYST 1 and CATALYST 2) examining the administration of inarigivir 400mg as monotherapy and co-administered with a nucleotide in naïve and virally suppressed chronic HBV patients.  Inarigivir had also been the subject of a Phase 2 trial evaluating the safety, efficacy and pharmacodynamics of escalating doses (50mg, 200mg and 400mg) of inarigivir co-administered with Gilead Sciences’ Vemlidy® (tenofovir alafenamide 25mg) for the treatment of chronic HBV infection. All clinical development of inarigivir has now been terminated due to the occurrence of unexpected serious adverse events, including one patient death, in our Phase 2b CATALYST trial.

Financial Operations Overview

To date, we have devoted substantially all of our resources to research and development efforts, including conducting preclinical studies and clinical trials for our product candidates, protecting our intellectual property and providing general and administrative support for our operations. We have not generated any revenue to date other than from grants from the National Institutes of Health, or NIH. We have incurred significant annual net operating losses in every year since our inception and expect to continue to incur significant expenses and net operating losses for the next several years. Our net losses were $24.1 million and $22.9 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $126.2 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly as we continue to develop SB 11285 and our other product candidates. See “—Liquidity and Capital Resources—Funding Requirements.” As a result, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings, including our at-the-market offering program with Cantor Fitzgerald & Co., or other sources, which may include collaborations with third parties. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies or product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve and sustain profitability, and we may never be able to do so.

As of December 31, 2019, we had $54.5 million in cash, cash equivalents and marketable securities. We expect that our cash, cash equivalents and marketable securities as of December 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements into late 2022. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “—Liquidity and Capital Resources.”

Operating expenses

Our operating expenses since inception have consisted primarily of research and development expenses and general and administrative costs.

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

Our direct research and development expenses are not currently tracked on a program-by-program basis. Until January 2020, we were primarily focused on the research and development of inarigivir. Going forward, we expect our primary focus to be on the research and development of compounds targeting the STING pathway. Our direct research and development expenses consist primarily of external costs, such as fees paid to investigators, consultants and CROs in connection with our preclinical studies and clinical trial and regulatory fees. We do not allocate employee-related costs and other indirect costs to specific research and development programs.

The successful development of our product candidates is highly uncertain. Accordingly, at this time, we cannot reasonably estimate the nature, timing and costs of the efforts that will be necessary to complete the development of any of our product candidates. We are also unable to predict when, if ever, we will generate revenues from SB 11285 or any of our other product candidates. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainties of:

•	establishing an appropriate safety profile for our product candidates;
•	successful enrollment in and completion of clinical trials;
•	receipt of marketing approvals from applicable regulatory authorities;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;

•	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others; and
•	if a product is approved, a continued acceptable safety profile of the product.

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

We anticipate that our general and administrative expenses may increase in the future if we increase our headcount to support growth in our research and development activities and the potential commercialization of our product candidates. We also expect to incur additional expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor and public relations costs.

Other income (expense)

Other income (expense) consists of interest income earned on our cash, cash equivalents, restricted cash and marketable securities.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities consists of a gain or (loss) related to the change in the fair value of the warrants issued in connection with our private placement offering in November 2016, resulting from factors such as a change in our stock price and a change in expected stock price volatility.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of our consolidated financial statements and related disclosures requires our management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, costs and expenses and related disclosures. We believe that the estimates and assumptions underlying the accounting policies described therein may have the greatest potential impact on our consolidated financial statements and, therefore, consider these to be our critical accounting policies. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these current estimates based on different assumptions and under different conditions.

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

Warrants Issued in 2016 Private Placement

In connection with our private placement offering in November 2016, or the November private placement, we issued warrants to purchase 1,644,737 shares of common stock, which we refer to as the November 2016 Warrants. These warrants are exercisable at an exercise price of $10.79 per share. We evaluated the terms of these warrants and concluded that they should be liability-classified. In November 2016, we recorded the fair value of these warrants of approximately $8.3 million. We recognize any change in the value of the warrant liability each reporting period in the statement of operations. As of December 31, 2019, the fair value of these warrants was approximately $0.3 million, which is a decrease of $8.2 million from the fair value of approximately $8.5 million as of December 31, 2018.

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

We measure stock options and other stock-based awards granted to employees, nonemployees and directors based on the fair value on the date of grant and recognize the corresponding compensation expense of those awards, over the requisite service period, which is generally the vesting period of the respective award. We account for forfeitures as they occur. Generally, we issue stock options and performance based restricted stock units with service-based vesting conditions and record the expense for these awards using the straight-line method. Each quarter we update our assessment of the probability that the specified performance criteria will be achieved and adjust our estimate of the fair value of the performance-based restricted stock units (“RSUs”) if necessary.

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

There were no stock options granted prior to 2015. We recognize forfeitures as they occur and the compensation expense is reversed in the period that the forfeiture occurs. The assumptions we used to determine the fair value of granted stock options in the years ended December 31, 2019 and 2018 are as follows:

	For the Year Ended December 31,
	2019	2018
Risk-free interest rate	2.5%	2.5%
Expected term (in years)	5.9	5.9
Expected volatility	81.1%	82.5%
Expected dividend yield	0%	0%

The assumption used to determine the fair value of the performance-based restricted stock units granted to management during the year ended December 31, 2019, with respect to the performance goal milestone units, is based on the market price of the award on the grant date, which was a weighted average fair value for the year ended December 31, 2019 of $10.35 per share. The fair value of the performance-based restricted stock units granted to management in 2019 for the company’s relative total share return units is based on the Monte Carlo Simulation method on the grant date, which was a weighted average fair value for the year ended December 31, 2019 of $6.62 per share.

These assumptions represent our best estimates, but the estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different. We recognize compensation expense for only the portion of awards that are expected to vest.

The impact of our stock-based compensation expense for stock options and performance based restricted stock units granted to employees and non-employees may grow in future periods if the fair value of our common stock increases, and if we make an increased number of grants due to an increase in headcount.

The following table summarizes the classification of our stock-based compensation expenses recognized in our consolidated statements of operations and comprehensive loss (in thousands):

	For the Year Ended December 31,
Stock-based compensation:	2019	2018
Research and development	$1,223	$843
General and administrative	2,144	1,933
Total Stock-based compensation	$3,367	$2,776

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

Subject to certain conditions, as an EGC, we intend to rely on certain exemptions afforded by the JOBS Act, including the exemption from certain requirements related to the disclosure of executive compensation in our periodic reports and proxy statements, and the requirement that we hold a nonbinding advisory vote on executive compensation and any golden parachute payments; the requirement that the auditors provide an attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; and complying with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an

EGC until the earliest of the last day of the fiscal year in which we have total annual gross revenues of approximately $1.07 billion or more; the last day of the fiscal year following the fifth anniversary of the date of the completion of the closing of our initial public offering, or IPO, which is December 31, 2021; the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Results of Operations

Comparison of Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,		Increase
	2019	2018	(Decrease)
Operating expenses:
Research and development	$23,270	$19,751	$3,519
General and administrative	9,751	8,719	1,032
Total operating expenses	33,021	28,470	4,551
Loss from operations	(33,021)	(28,470)	(4,551)
Other income (expense)	712	999	(287)
Change in fair value of warrant liabilities	8,212	4,617	3,595
Net loss	$(24,097)	$(22,854)	$(1,243)

Research and development expenses. Research and development expenses were $23.3 million for the year ended December 31, 2019, compared to $19.8 million for the year ended December 31, 2018. The increase of $3.5 million was due primarily to an increase in preclinical studies and clinical trial-related activities of $1.9 million, salaries and benefits of $0.7 million associated with higher headcount in the year ended December 31, 2019, non-cash charges for stock-based compensation of $0.4 million, laboratory supplies of $0.3 million, lease and building maintenance related costs of $0.1 million and non-cash charges for depreciation of $0.1 million.

General and administrative expenses. General and administrative expenses were $9.8 million for the year ended December 31, 2019, compared to $8.7 million for the year ended December 31, 2018. This increase of $1.0 million was primarily due to an increase in public company related costs of $0.4 million, salaries and benefits of $0.3 million, consulting-related costs of $0.3 million, legal related costs of $0.2 million and non-cash charges for stock-based compensation of $0.1 million, all of which were offset by a decrease in other general and administrative costs including lease related costs of $0.2 million and loss on disposal of property and equipment of $0.1 million.

Other income(expense). Other income (expense) for the year ended December 31, 2019 and 2018 is comprised of interest income, offset by interest expense. Interest income for the year ended December 31, 2019 and 2018 was $1.3 million and $1.0 million, respectively, and was primarily related to the interest earned on marketable securities. The increase in interest income in the year ended December 31, 2019 was due to a higher average balance of marketable securities. Interest expense during the year ended December 31, 2019 was $0.5 million and was due to the interest expense incurred on the Convertible Term Loan. There was no interest expense as of December 31, 2018.

Change in fair value of warrant liabilities. The change in fair value of warrant liabilities for the years ended December 31, 2019 and 2018 was a gain of $8.2 million and $4.6 million, respectively. The change in value each year was solely due to the change in the fair value of the November 2016 Warrants, primarily as a result of the change in our stock price and stock price volatility.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through December 31, 2019, we financed our operations through proceeds received from private placements of convertible notes, common stock and/or warrants; the exercise of options and warrants; NIH grant funding; and public offerings. As of December 31, 2019, we had cash, cash equivalents and marketable securities totaling $54.5 million and an accumulated deficit of $126.2 million.

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

In September 2019, we entered into a Convertible Term Loan that provides for a $20.0 million term loan and bears annual interest at a rate of 8.0%. The Convertible Term Loan provides for interest-only payments for twenty-four months and repayment of the aggregate outstanding principal balance of the term loan in quarterly installments starting upon expiration of the interest only period and continuing through September 19, 2023. The lenders may, at their option, elect to convert some or all of the then outstanding term loan amount and all accrued and unpaid interest thereon into shares of our common stock at a conversion price of $8.76 per share, which is equal to two times the weighted average closing price of our common stock during the 30 trading days prior to the execution of the Convertible Term Loan. The Convertible Term Loan contains customary affirmative and negative covenants and events of default.

Cash Flows

The following table summarizes sources and uses of cash for each of the periods presented (in thousands):

	For the Year Ended December 31,
	2019	2018
Net cash used in operating activities	$(29,055)	$(25,244)
Net cash provided by (used in) investing activities	23,498	(25,103)
Net cash provided by financing activities	19,542	41,172
Net increase (decrease) in cash, cash equivalents and restricted cash	$13,985	$(9,175)

Net cash used in operating activities. The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $29.1 million and $25.2 million during the years ended December 31, 2019 and 2018, respectively. The increase of $3.9 million in cash used in operating activities during the year ended December 31, 2019 as compared to the year ended December 31, 2018 was primarily due to an increase in the net loss of $1.2 million, prepaid expenses and other current assets and other assets of $0.8 million and other net changes of $0.2 million, which was offset by a decrease in accrued expenses and other current liabilities of $0.6 million and accrued interest payable of $0.4 million. In addition, there was an increase in the non-cash change in the fair value of the warrant liability of $3.6 million, non-cash stock-based compensation of $0.6 million and other non-cash net changes of $0.3 million, which was offset by a decrease in non-cash investment income of $0.4 million.

Net cash provided by (used in) investing activities. Net cash provided by investing activities was $23.5 million for the year ended December 31, 2019 compared to net cash used in investing activities of $25.1 million for the year ended December 31, 2018. The cash provided by investing activities in the year ended December 31, 2019 was primarily the result of $38.8 million in proceeds from the sale of marketable securities, offset by $15.0 million for the purchase of marketable securities and $0.3 million to purchase property and equipment. The cash used in investing activities in the year ended December 31, 2018 was primarily the result of $34.9 million in proceeds from the sale of marketable securities, offset by $58.0 million for the purchase of marketable securities and $2.0 million to purchase property and equipment.

Net cash provided by financing activities. Net cash provided by financing activities was $19.5 million during the year ended December 31, 2019 compared to $41.2 million during the year ended December 31, 2018. The cash provided by financing activities in the year ended December 31, 2019 was primarily the result of $20.0 million of proceeds from the Convertible Term Loan and Pontifax Warrants, offset by $0.5 million of issuance costs in connection with the Convertible Term Loan and Pontifax Warrants. The cash provided by financing activities in the year ended December 31, 2018 was primarily the result of $38.0 million of net proceeds received from the August 2018 public offering of common stock and $3.2 million of net proceeds from our at-the-market offering program under the Sales Agreement.

Funding Requirements

We expect to continue to incur significant and increasing losses for the foreseeable future. We anticipate these losses to increase as our expenses increase, and we expect that our expenses will increase if and as we:

•	continue the clinical development of SB 11285, our lead STING agonist product candidate;
•	initiate and continue research and preclinical and clinical development efforts for our other product candidates;
•	seek to identify and develop additional product candidates;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various products for which we may obtain marketing approval, if any;
•	require the manufacture and supply of larger quantities of product candidates for clinical development and potentially commercialization;
•	maintain, expand and protect our intellectual property portfolio;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and
•	add equipment and physical infrastructure to support our research and development programs.

We expect that our existing cash, cash equivalents and marketable securities as of December 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements into late 2022. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements both near and long-term, will depend on many factors, including, but not limited to:

•	initiation, progress, timing, costs and results of clinical trials of SB 11285;

•	initiation, progress, timing, costs and results of preclinical studies and clinical trials of any other product candidates we may develop;
•	our obligation to make royalty and non-royalty sublicense payments to third-party licensors, if any, under our licensing agreements;
•	the number and characteristics of product candidates that we discover or in-license and develop;
•

the outcome, timing and cost of seeking regulatory review by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those we currently expect;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and maintaining and enforcing other intellectual property rights;
•	subject to receipt of marketing approval, revenue, if any, received from commercial sales of SB 11285 and any other products;
•	the costs and timing of the implementation of commercial-scale manufacturing activities;

•	the costs and timing of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval; and
•	the costs of operating as a public company.

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

Adequate additional funds may not be available to us on acceptable terms, or at all. We do not currently have any committed external source of funds. As of December 31, 2019, we had up to $59.6 million in securities available for future issuance under the S-3 Registration Statement, which included $42.7 million in shares issuable pursuant to our at-the-market program and our Sales Agreement with Cantor. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Additional debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interests of our stockholders.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2019, and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating lease commitments	$4,413	$588	$1,420	$960	$1,445
Total	$4,413	$588	$1,420	$960	$1,445

December 31, 2019In September 2019, we entered into a Convertible Term Loan that provides for a $20.0 million term loan that bears annual interest at a rate of 8.0%. The Convertible Term Loan provides for interest-only payments for twenty-four months and repayment of the aggregate outstanding principal balance of the term loan in quarterly installments starting upon expiration of the interest only period and continuing through September 19, 2023. The Convertible Term Loan is described in Note 9 to the notes to the consolidated financial statements contained in this Annual Report on Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. Our cash, cash equivalents and marketable securities of $54.5 million as of December 31, 2019 consisted of cash, cash equivalents and marketable securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because a significant amount of the marketable securities in our investment portfolio are short-term in nature, an immediate 10% change in market interest rates would not be expected to have a material impact on the fair market value of our investment portfolio or on our financial condition or results of operations.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2019, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on our assessment, management believes that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

As an “emerging growth company” under the Jumpstart Our Business Startups Act, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, RSM US LLP, our independent registered public accounting firm, has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance” and “Code of Business Conduct and Ethics” in our proxy statement for the 2020 annual meeting of stockholders.

Item 11. Executive Compensation.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in our proxy statement for the 2020 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our proxy statement for the 2020 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in our proxy statement for the 2020 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our proxy statement for the 2020 annual meeting of stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/Reg. Number
3.1	Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	May 13, 2016	001-37718
3.2	Amended and Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.2)	May 13, 2016	001-37718
4.1	Specimen stock certificate evidencing the shares of common stock		Form S-1/A (Exhibit 4.1)	February 12, 2016	333-208875
4.2	Form of Warrant issued to Dawson James Securities, Inc. (May 2016)		Form 8-K (Exhibit 10.1)	May 13, 2016	001-37718
4.3	Form of Warrant to Purchase Common Stock (November 2016)		Form 8-K (Exhibit 10.2)	November 21, 2016	001-37718
4.4	Form of Pontifax Warrants issued under the Loan and Security Agreement, dated September 3, 2019		Form S-3 (Exhibit 4.2)	November 1, 2019	333-234436
4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	X
10.1	Form of Indemnification Agreement between Registrant and each of its directors and officers		Form S-1 (Exhibit 10.1)	January 5, 2016	333-208875
10.2#	2014 Stock Incentive Plan		Form S-1 (Exhibit 10.2)	January 5, 2016	333-208875
10.3#	Form of Incentive Stock Option Agreement under 2014 Stock Incentive Plan		Form S-1 (Exhibit 10.3)	January 5, 2016	333-208875

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.4#	Form of Nonstatutory Stock Option Agreement under 2014 Stock Incentive Plan		Form S-1 (Exhibit 10.4)	January 5, 2016	333-208875
10.5#	Spring Bank Pharmaceuticals, Inc. Amended and Restated 2015 Stock Incentive Plan.		Form 8-K (Exhibit 10.1)	June 19, 2018	333-208875
10.6#	Form of Incentive Stock Option Agreement under 2015 Stock Incentive Plan		Form S-1 (Exhibit 10.6)	January 5, 2016	333-208875
10.7#	Form of Nonstatutory Stock Option Agreement under 2015 Stock Incentive Plan		Form S-1 (Exhibit 10.7)	January 5, 2016	333-208875
10.8#	Form of Performance-Based Restricted Stock Unit Agreement under 2015 Stock Incentive Plan		Form 10-K (Exhibit 10.8)	March 11, 2019	001-37718
10.9	Lease Agreement between 35 Parkwood Realty LLC and Spring Bank Pharmaceuticals, Inc., dated October 4, 2017		Form 8-K (Exhibit 10.1)	October 5, 2017	001-37718
10.9.1	Amendment No. 1 to Lease Agreement between 35 Parkwood Realty LLC and Spring Bank Pharmaceuticals, Inc., dated August 10, 2018.		Form 10-Q (Exhibit 10.1)	October 25, 2018	001-37718
10.10#	Employment Agreement between Registrant and R.P. Kris Iyer, Ph.D. dated December 16, 2015		Form S-1 (Exhibit 10.10)	January 5, 2016	333-208875
10.11#	Employment Agreement between Registrant and Martin Driscoll dated August 7, 2015		Form S-1 (Exhibit 10.14)	January 5, 2016	333-208875
10.12#	Employment Agreement between Registrant and Jonathan P. Freve dated December 1, 2015		Form S-1 (Exhibit 10.15)	January 5, 2016	333-208875

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.13	Amended and Restated Non-Employee Director Compensation Policy, effective January 1, 2019		Form 10-K (Exhibit 10.18.1)	March 11, 2019	001-37718
10.14	Controlled Equity OfferingSM Sales Agreement by and between the Registrant and Cantor Fitzgerald & Co., dated August 18, 2017		Form 8-K (Exhibit 10.1)	August 18, 2017	001-37718
10.15	Loan and Security Agreement, dated September 3, 2019, by and among Spring Bank Pharmaceuticals, Inc., Pontifax Medison Finance (Israel) L.P. and Pontifax Medison Finance (Cayman) L.P.		Form 8-K (Exhibit 10.1)	September 4, 2019	001-37718
10.16	Registration Rights Agreement, dated September 19, 2019, among Spring Bank Pharmaceuticals, Inc. and the Lender parties thereto		Form S-3 (Exhibit 10.2)	November 1, 2019	333-234436
21.1	Subsidiaries of the Registrant	X
23.1	Consent of RSM US LLP	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Principal Financial Officer	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

Spring Bank Pharmaceuticals, Inc.

Date: February 14, 2020	By:	/s/ Martin Driscoll
Martin Driscoll
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Martin Driscoll	President and Chief Executive Officer (Principal Executive Officer)	February 14, 2020
Martin Driscoll

/s/ Jonathan Freve	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 14, 2020
Jonathan Freve

/s/ Scott Smith	Chairman of the Board and Director	February 14, 2020
Scott Smith

/s/ David Arkowitz	Director	February 14, 2020
David Arkowitz

/s/ Todd Brady, M.D., Ph.D.	Director	February 14, 2020
Todd Brady, M.D., Ph.D.

/s/ Timothy Clackson, Ph.D.	Director	February 14, 2020
Timothy Clackson, Ph.D.

/s/ Kurt M. Eichler	Director	February 14, 2020
Kurt M. Eichler

/s/ Pamela Klein, M.D.	Director	February 14, 2020
Pamela Klein, M.D.

SRING BANK PHARMACEUTICALS, INC.

SPRING BANK PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Spring Bank Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spring Bank Pharmaceuticals, Inc. and its subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Boston, Massachusetts

February 14, 2020

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$28,709	$14,724
Marketable securities	25,746	32,914
Prepaid expenses and other current assets	3,522	1,649
Total current assets	57,977	49,287
Marketable securities, long-term	—	16,804
Property and equipment, net	2,234	2,319
Operating lease right-of-use assets	2,717	—
Restricted cash	234	234
Other assets	35	167
Total	$63,197	$68,811
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,210	$1,880
Accrued expenses and other current liabilities	2,438	2,367
Accrued interest payable	403	—
Operating lease liabilities, current	355	—
Total current liabilities	5,406	4,247
Convertible term loan, net of unamortized discount	19,070	—
Warrant liabilities	299	8,511
Operating lease liabilities, noncurrent	2,869	—
Other long-term liabilities	27	193
Total liabilities	27,671	12,951
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 10,000,000 shares at December 31, 2019 and 2018; no shares issued or outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.0001 par value—authorized, 200,000,000 shares at December 31, 2019 and 2018; 16,513,763 and 16,434,614 shares issued and outstanding outstanding at December 31, 2019 and 2018, respectively	2	2
Additional paid-in capital	161,924	157,931
Accumulated deficit	(126,165)	(102,068)
Accumulated other comprehensive loss	(235)	(5)
Total stockholders’ equity	35,526	55,860
Total	$63,197	$68,811

See accompanying notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2019	2018
Operating expenses:
Research and development	$23,270	$19,751
General and administrative	9,751	8,719
Total operating expenses	33,021	28,470
Loss from operations	(33,021)	(28,470)
Other income (expense):
Interest income	1,254	999
Interest expense	(542)	—
Change in fair value of warrant liabilities	8,212	4,617
Net loss	(24,097)	(22,854)
Unrealized gain (loss) on marketable securities	(230)	18
Comprehensive loss	$(24,327)	$(22,836)
Net loss per common share:
Basic	$(1.46)	$(1.59)
Diluted	$(1.46)	$(1.88)
Weighted-average number of shares outstanding:
Basic	16,454,083	14,372,174
Diluted	16,454,083	14,618,976

See accompanying notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Data)

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2017	12,961,993	$1	$113,984	$(79,214)	$(23)	$34,748
Stock-based compensation	—	—	2,662	—	—	2,662
Issuance of common stock for services rendered	9,213	—	114	—	—	114
Issuance of common stock in connection with offering, net of issuance costs	3,246,079	1	37,959	—	—	37,960
Issuance of common stock in connection with at-the-market offering, net of issuance costs	217,329	—	3,212	—	—	3,212
Net unrealized gain on marketable securities	—	—	—	—	18	18
Net loss	—	—	—	(22,854)	—	(22,854)
Balance at December 31, 2018	16,434,614	$2	$157,931	$(102,068)	$(5)	$55,860
Stock-based compensation	—	—	3,130	—	—	3,130
Issuance of common stock for services rendered	78,549	—	261	—	—	261
Issuance of common stock in connection with at-the-market offering	600	—	6	—	—	6
Issuance of warrants in connection with term loan	—	—	552	—	—	552
Issuance of warrants to a service provider	—	—	19	—	—	19
Offering costs in connection with common stock offering	—	—	25	—	—	25
Net unrealized loss on marketable securities	—	—	—	—	(230)	(230)
Net loss	—	—	—	(24,097)	—	(24,097)
Balance at December 30, 2019	16,513,763	$2	$161,924	$(126,165)	$(235)	$35,526

See accompanying notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(24,097)	$(22,854)
Adjustments for:
Depreciation and amortization	357	288
Loss on disposal of property and equipment	—	52
Operating lease right-of-use asset amortization	263	—
Change in fair value of warrant liabilities	(8,212)	(4,617)
Non-cash interest expense	86	337
Non-cash investment income	(28)	—
Non-cash stock-based compensation	3,367	2,776
Non-cash issuance of warrants to a service provider	19	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,873)	(1,069)
Other assets	132	(132)
Accounts payable	330	180
Accrued expenses and other liabilities	358	(205)
Accrued interest payable	403	—
Operating lease liabilities	(160)	—
Net cash used in operating activities	(29,055)	(25,244)
Cash flows from investing activities:
Proceeds from sale of marketable securities	38,770	34,869
Purchases of marketable securities	(15,000)	(58,000)
Purchases of property and equipment	(272)	(1,972)
Net cash provided by (used in) investing activities	23,498	(25,103)
Cash flows from financing activities:
Proceeds from term loan and warrants	20,000	—
Issuance costs in connection with term loan and warrants	(464)	—
Proceeds from issuance of common stock, net of issuance costs	—	37,960
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	6	3,212
Cash provided by financing activities	19,542	41,172
Net increase (decrease) in cash, cash equivalents and restricted cash	13,985	(9,175)
Cash, cash equivalents and restricted cash, beginning of period	14,958	24,133
Cash, cash equivalents and restricted cash, end of period	$28,943	$14,958
Supplemental disclosures of cash flow information:
Cash paid for taxes	$30	$3
Cash paid for interest, net	$53	$—

See accompanying notes to consolidated financial statements.

Spring Bank Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1.	NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Spring Bank Pharmaceuticals, Inc. (the “Company”) is a clinical-stage biopharmaceutical company engaged in the discovery and development of novel therapeutics for the treatment of a range of cancers and inflammatory diseases using its proprietary small molecule nucleotide platform. The Company designs its compounds to selectively target and modulate the activity of specific proteins implicated in various disease states. The Company’s internally-developed programs are primarily designed to stimulate and/or dampen immune responses. The Company is devoting its resources to advancing multiple programs in its STING (STimulator of INterferon Genes) product portfolio.

Until recently, the Company was focused on developing inarigivir for the treatment of chronic hepatitis B virus, or HBV. Inarigivir was being evaluated in multiple clinical trials, including the Company’s Phase 2b CATALYST trials, designed to evaluate both treatment-naïve and virally-suppressed non-cirrhotic patients with HBV under multiple dosing regimens. In January 2020, the Company announced the discontinuation of the development of inarigivir based on an ongoing assessment of patients in its Phase 2b CATALYST trials.

Since its inception in 2002 and prior to its initial public offering (“IPO”) in May 2016, the Company built its technology platform and product candidate pipeline, supported by grants and through private financings. The Company has three wholly owned subsidiaries: Sperovie Biosciences, Inc. formed in September 2015, SBP Securities Corporation formed in December 2016 and SBP International Limited formed in May 2019.

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

As of December 31, 2019, the Company had an accumulated deficit of $126.2 million and $54.5 million in cash, cash equivalents and marketable securities.

The Company expects to continue to incur significant and increasing losses for the foreseeable future. The Company anticipates that its expenses will increase significantly as it continues to develop SB 11285 and its other product candidates. The Company does not have any committed external source of funds. As a result, the Company will need additional financing to support its continuing operations. Adequate additional funds may not be available to the Company on acceptable terms, or at all. To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect common stockholder rights. If the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, the Company may have to relinquish valuable rights to its technologies, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Sperovie Biosciences, Inc., SBP Securities Corporation and SBP International Limited. Sperovie Biosciences, Inc. had operations consisting mainly of legal fees associated with intellectual property activities as of December 31, 2019. Sperovie Biosciences, Inc. is a joint borrower with the Company under the Company’s term loan (see Note 9). SBP Securities Corporation had assets primarily related to investments in marketable securities and operations consisting primarily of interest income as of December 31, 2019. SBP International Limited had operations consisting mainly of clinical trial oversight, including European data protection oversight, as of December 31, 2019. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates relied upon in preparing the accompanying financial statements related to the fair value of warrant liabilities, accounting for stock-based compensation, income taxes, useful lives of long-lived assets, and accounting for certain accruals. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates.

Cash and Cash Equivalents

Cash equivalents are stated at fair value and include short-term, highly liquid investments with remaining maturities of 90 days or less at the date of purchase. Included in cash and cash equivalents as of December 31, 2019 are money market fund investments of $21.1 million and United States treasury securities of $6.0 million, which are reported at fair value. As of December 31, 2018, included in cash and cash equivalents are money market fund investments of $13.3 million, which are reported at fair value (Note 5).

Restricted Cash

As of December 31, 2019 and 2018, restricted cash consisted of approximately $234,000, which is held as a security deposit required in conjunction with the lease agreement for the Company’s principal office and laboratory space entered into in October 2017.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of a lease based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. This is the rate the Company would have to pay if borrowing on a collateralized basis over a similar term to each lease. The operating lease ROU asset also includes any lease payments made and excludes lease incentive amounts. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying value, an impairment loss is recorded for the difference between the carrying value and fair value of the asset. Through December 31, 2019, no such impairment has occurred.

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

Warrants

The Company accounts for freestanding warrants within stockholders’ equity or as liabilities based on the characteristics and provisions of each instrument. The Company evaluates outstanding warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. If none of the criteria in the evaluation in these standards are met, the warrants are classified as a component of stockholders’ equity and initially recorded at their grant date fair value without subsequent remeasurement. Warrants that meet the criteria are classified as liabilities and remeasured to their fair value at the end of each reporting period.

Stock-Based Compensation

The Company’s stock-based payments include stock options, performance-based restricted stock units (“RSUs”) and grants of common stock, including common stock subject to vesting. The Company accounts for all stock-based payment awards granted to employees and nonemployees using a fair value method. The measurement date for employee awards is the date of grant, and stock-based compensation costs are recognized as expense over the employee’s requisite service period, which is generally the vesting period, on a straight-line basis. The Company accounts for forfeitures as they occur.

The Company measures the fair value of the performance-based RSUs relating to the total share return performance using a Monte Carlo valuation model. The Company measures the fair value of the performance-based RSUs relating to the milestone performance goals using the fair value method and the probability that the specified performance criteria will be met. Each quarter the Company updates its assessment of the probability that the specified milestone criteria will be achieved and adjusts its estimate of the fair value, if necessary. Stock-based compensation expense is classified in the accompanying consolidated statements of operations and comprehensive loss based on the department to which the related services are provided.

Financial Instruments

The Company’s financial instruments consist of cash equivalents, marketable securities, accounts payable, a term loan and liability classified warrants. The carrying amounts of cash and cash equivalents and accounts payable approximate their fair value due to the short-term nature of those financial instruments. The fair value of the marketable securities and liability classified warrants are remeasured to fair value each reporting period (see Note 5). The fair value of the term loan approximates its face value due to market terms.

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

For the year ended December 31, 2019, both methods are equivalent. For the year ended December 31, 2018, diluted net loss per share amounts were calculated based on the dilutive effect of the total number of shares of common stock related to the November 2016 Private Placement warrants and the change in the fair value of the warrant liability. Basic and diluted net loss per share are described further in Note 2.

Income Taxes

Deferred tax assets and liabilities are determined based upon the differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities as well as net operating loss and tax credit carryforwards using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

The Company classifies interest and penalties associated with such uncertain tax positions as a component of tax expense. As of December 31, 2019 and 2018, the Company has not identified any material uncertain tax positions.

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

Through December 31, 2019, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

The following table summarizes the computation of basic and diluted net loss per share of the Company for the years ended December 31, 2019 and 2018 (in thousands, except share and per share data):

Year Ended December 31,
2019
Net loss	$(24,097)
Weighted-average number of shares outstanding - basic and diluted	16,454,083
Net loss per common share - basic and diluted	$(1.46)

For the year ended December 31, 2019, the diluted net loss per common share is the same as basic net loss per common share.

Year Ended December 31,
2018
Net loss	$(22,854)
Less: decrease in change in fair value of warrant liabilities	(4,617)
Net loss available to common shareholders	$(27,471)
Weighted-average number of shares outstanding:
Basic	14,372,174
Effect of dilutive securities:
Common stock warrants	246,802
Dilutive potential common shares	14,618,976
Net loss per common share:
Basic	$(1.59)
Diluted	$(1.88)

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

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact due to the losses reported:

	Year Ended December 31,
	2019	2018
Convertible debt	2,329,143	—
Common stock warrants	1,927,124	28,347
Stock options	1,901,665	1,349,565

3.	INVESTMENTS

Cash in excess of the Company’s immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The following table summarizes the Company’s investments, by category, as of December 31, 2019 and 2018 (in thousands):

	December 31,	December 31,
Investments - Current:	2019	2018
Debt securities - available for sale	$25,746	$32,914
Total	$25,746	$32,914

Investments - Noncurrent:
Debt securities - available for sale	$—	$16,804
Total	$—	$16,804

A summary of the Company’s available-for-sale classified investments as of December 31, 2019 and 2018 consisted of the following (in thousands):

	At December 31, 2019
	Cost Basis	Unrealized Gains	Unrealized Losses		Fair Value
Investments - Current:
Corporate bonds	$4,990	$—	$(58)		$4,932
United States treasury securities	20,979	—	(165)		20,814
Total	$25,969	$—	$(223)	(1)	$25,746

(1) $(12) of unrealized losses are included in the cash and cash equivalents balance as of December 31, 2019, a total of $(235) net unrealized losses at December 31, 2019.
	At December 31, 2018
	Cost Basis	Unrealized Gains	Unrealized Losses		Fair Value
Investments - Current:
Corporate bonds	$16,028	$—	$(19)		$16,009
United States treasury securities	16,913	—	(8)		16,905
Total	$32,941	$—	$(27)		$32,914
Investments - Noncurrent:
Corporate bonds	$4,930	$2	$—		$4,932
United States treasury securities	11,852	20	—		11,872
Total	$16,782	$22	$—		$16,804

The amortized cost and fair value of the Company’s available-for-sale investments, by contract maturity, as of December 31, 2019 consisted of the following (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$25,969	$25,746
Due after one year through two years	—	—
Total	$25,969	$25,746

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of December 31, 2019 and 2018 consisted of the following (in thousands):

	December 31,	December 31,
	2019	2018
Equipment	$1,278	$1,064
Furniture and fixtures	450	400
Leasehold improvements	1,356	1,347
Total property and equipment	3,084	2,811
Less: accumulated depreciation	(850)	(492)
Property and equipment, net	$2,234	$2,319

Depreciation expense for the years ended December 31, 2019 and 2018 was $357,000 and $288,000, respectively.

5.	FAIR VALUE MEASUREMENTS

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

The Company classified its money market funds within Level 1 because their fair values are based on their quoted market prices. The Company classified its United States treasury securities and fixed income securities within Level 2 because their fair values are determined using alternative pricing sources or models that utilized market observable inputs.

A summary of the assets and liabilities that are measured at fair value as of December 31, 2019 and 2018 is as follows (in thousands):

		Fair Value Measurement at December 31, 2019
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$21,065	$21,065	$—	$—
United States treasury securities (1)	5,982		5,982
Fixed income securities	25,746	—	25,746	—
Total	$52,793	$21,065	$31,728	$—

Liabilities:
Warrant liabilities	$299	$—	$—	$299
Total	$299	$—	$—	$299

		Fair Value Measurement at December 31, 2018
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$13,264	$13,264	$—	$—
Fixed income securities	49,718	—	49,718	—
Total	$62,982	$13,264	$49,718	$—

Liabilities:
Warrant liabilities	$8,511	$—	$—	$8,511
Total	$8,511	$—	$—	$8,511

(1)

Money market funds and United States treasury securities with maturities of 90 days or less at the date of purchase are included within cash and cash equivalents in the accompanying consolidated balance sheets and are recognized at fair value.

The following table reflects the change in the Company’s Level 3 liabilities, which consist of the warrants issued in a private placement in November 2016 (see Note 7), for the years ended December 31, 2019 and 2018 (in thousands):

November Private Placement Warrants
Balance at December 31, 2017	$13,128
Change in fair value	(4,617)
Balance at December 31, 2018	$8,511
Change in fair value	(8,212)
Balance at December 31, 2019	$299

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses as of December 31, 2019 and 2018 consisted of the following (in thousands):

	December 31,	December 31,
	2019	2018
Preclinical and clinical studies	$1,473	$941
Compensation and benefits	614	830
Accounting and legal	240	227
Other	111	369
Total accrued expenses and other current liabilities	$2,438	$2,367

7.	WARRANTS

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

In November 2016, the Company entered into a definitive agreement with respect to the private placement of 1,644,737 shares of common stock and warrants to purchase 1,644,737 shares of common stock (the “November 2016 Private Placement Warrants”) to a group of accredited investors. These investors paid $9.12 for each share of common stock and warrant to purchase one share of common stock. The November 2016 Private Placement Warrants are exercisable at an exercise price of $10.79 per share and expire on November 23, 2021. The Company evaluated the terms of these warrants and concluded that they are liability-classified. In November 2016, the Company recorded the fair value of these warrants of approximately $8.3 million using a Black-Scholes pricing model. The Company must recognize any change in the value of the warrant liability each reporting period in the statement of operations. As of December 31, 2019 and 2018, the fair value of the November 2016 Private Placement Warrants was approximately $0.3 million and $8.5 million, respectively and 10,960 shares have been exercised (see Note 5).

A summary of the Black Scholes pricing model assumptions used to record the fair value of the warrants is as follows:

	For the Year Ended December 31,
	2019	2018
Risk-free interest rate	1.6%	2.5%
Expected term (in years)	1.9	2.9
Expected volatility	100.0%	78.1%
Expected dividend yield	0%	0%

In September 2019, the Company entered into a term loan (the “Convertible Term Loan”) with Pontifax Medison Finance (Israel) L.P. and Pontifax Medison Finance (Cayman) L.P., as lenders, and Pontifax Medison Finance GP, L.P., in its capacity as administrative agent and collateral agent for itself and the lenders, providing for a $20.0 million term loan (see Note 9). In connection with the Company’s Convertible Term Loan, the Company issued to certain lenders warrants to purchase 250,000 shares of common stock (the “Pontifax Warrants”). The Pontifax Warrants are exercisable at an exercise price of $6.57 per share and expire on September 19, 2025. The Company evaluated the terms of the Pontifax Warrants and concluded that they are equity-classified. The fair value of the Pontifax Warrants was estimated on the issuance date using a Black-Scholes pricing model based on the following assumptions: an expected term of 6.0 years; expected stock price volatility of 83.2%; a risk-free interest rate of 1.7%; and a dividend yield of 0%. The aggregate fair value of the Pontifax Warrants was approximately $0.6 million and was recorded as a discount to the term loan and will be amortized over the life of the term loan using the effective interest rate method.

In September 2019, the Company issued warrants to a service provider to purchase 15,000 shares of common stock (the “September 2019 Warrants”). The September 2019 Warrants are exercisable at an exercise price of $4.21 per share and expire on September 19, 2021. The Company evaluated the terms of the September 2019 Warrants and concluded that they are equity-classified. The fair value of the September 2019 Warrants was estimated on the applicable issuance date using a Black-Scholes pricing model based on the following assumptions: an expected term of 2.0 years; expected stock price volatility of 69.4%; a risk-free interest rate of 1.7%; and a dividend yield of 0%. The aggregate fair value of the September 2019 Warrants was approximately $19,000 and will be expensed over the life of the service contract. As of December 31, 2019, approximately $6,000 has been expensed.

A summary of the warrant activity for the years ended December 31, 2019 and 2018 is as follows:

Warrants
Outstanding at December 31, 2017	1,787,124
Grants	—
Exercises	—
Expirations/cancellations	(125,000)
Outstanding at December 31, 2018	1,662,124
Grants	265,000
Exercises	—
Expirations/cancellations	—
Outstanding at December 31, 2019	1,927,124
8.	STOCKHOLDERS’ EQUITY

Common Stock

In August 2017, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which the Company may offer and sell, from time to time through Cantor, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million. The Company pays Cantor a commission rate equal to 3.0% of the aggregate gross proceeds from each sale. During the year ended December 31, 2019, the Company sold an aggregate of 600 shares of its common stock pursuant to the Sales Agreement at a weighted-average selling price of $10.03 per share, which resulted in de minimis net proceeds to the Company. During the year ended December 31, 2018, the Company sold an aggregate of 217,329 shares of its common stock pursuant to the Sales Agreement at a weighted-average selling price of $15.42 per share, which resulted in $3.2 million of net proceeds to the Company.

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

Amended and Restated 2015 Stock Incentive Plan

In March 2018, the Board approved the Amended and Restated 2015 Plan. Upon receipt of stockholder approval at the Company’s 2018 annual meeting in June 2018, the 2015 Plan was amended and restated in its entirety increasing the authorized number of shares of common stock reserved for issuance by 800,000 shares (together with the 2014 Plan, the 2015 Plan, the “Stock Incentive Plans”). Pursuant to the Amended and Restated 2015 Plan, there are 1,666,863 shares authorized for issuance. In addition, to the extent any outstanding awards under the 2014 Plan expire, terminate or are otherwise surrendered, cancelled or forfeited after the closing of the Company’s IPO, those shares are added to the authorized shares under the Amended and Restated 2015 Plan. The total amount of shares authorized for issuance under both the 2014 Plan and the Amended and Restated 2015 Plan is 2,300,000. As of December 31, 2019, the Company had 348,673 shares available for issuance under the Amended and Restated 2015 Plan.

The exercise price of stock options cannot be less than the fair value of the common stock on the date of grant. Stock options awarded under the Stock Incentive Plans expire 10 years after the grant date, unless the Board sets a shorter term. There were no stock options granted prior to 2015.

The following table summarizes the option activity under the Stock Incentive Plans for the years ended December 31, 2019 and 2018:

	Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at December 31, 2017	988,565	$10.83	$2,617,859
Granted	311,000	12.28	—
Exercised	—	—	—
Cancelled	—	—	—
Options outstanding at December 31, 2018	1,299,565	$11.18	$2,617,859
Granted	395,500	9.61	—
Exercised	—	—	—
Cancelled	(22,750)	13.36	—
Options outstanding at December 31, 2019	1,672,315	$10.78	$—
Options exercisable at December 31, 2019	1,072,811	$11.13	$—

As of December 31, 2019, options outstanding have a weighted-average remaining contractual life of 7.2 years. The weighted-average fair value of all stock options granted for the year ended December 31, 2019 was $6.74. The intrinsic value at December 31, 2019 and 2018 is based on the closing price of the Company’s common stock on that date of $1.58 per share and $10.39 per share, respectively.

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

The assumptions the Company used to determine the fair value of stock options granted in 2019 and 2018 are as follows, presented on a weighted-average basis:

	For the Year Ended December 31,
	2019	2018
Risk-free interest rate	2.5%	2.5%
Expected term (in years)	5.9	5.9
Expected volatility	81.1%	82.5%
Expected dividend yield	0%	0%

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

The fair value of the performance-based RSUs granted to management in 2019 for the Company’s relative total share return units is based on the Monte Carlo Simulation method on the grant date, which the weighted average fair value as of the year ended December 31, 2019 was $6.62 per share.

The Company estimates the fair value of performance milestone-based RSUs at the date of grant using the fair value method and the probability that the specified performance criteria will be met and amortizes the fair value over the requisite service period for each separately vesting tranche of the award when attainment of the milestone is deemed probable. The assumption used to determine the fair value of the RSUs granted to management during the year ended December 31, 2019 for the performance goal milestone units is based on the market price of the award on the grant date, which was a weighted average fair value for the year ended December 31, 2019 of $10.35 per share. Each quarter the Company updates its assessment of the probability that the specified milestone criteria will be achieved and adjusts its estimate of the fair value, if necessary. As of December 31, 2019, the Company has determined that it has not met the December 31, 2019 clinical milestones and reversed $0.1 million for previously recognized stock-based compensation expense and returned 46,450 shares to the plan.

As of December 31, 2019, the Company estimates that it is currently not probable that it will achieve the December 31, 2020 clinical milestones applicable to the milestone-based RSUs and has not recognized stock-based compensation expense for these RSUs as it relates to the December 31, 2020 milestone base goals. As of December 31, 2019, the Company reduced stock-based compensation by approximately $0.2 million for previously recognized stock-based compensation for the December 31, 2020 clinical milestones currently estimated to be not probable.

The total stock-based compensation recognized for the year ended December 31, 2019 for the RSUs related to the total shareholder return PSUs was approximately $0.3 million.

The following table is a rollforward of RSU activity under the Stock Incentive Plans for the year ended December 31, 2019:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Total nonvested units at December 31, 2018	—	$—
Granted	203,700	8.49
Vested	—	—
Cancelled	(64,350)	9.83
Total nonvested units at December 31, 2019	139,350	$7.86

Stock-Based Compensation

The following table summarizes the stock-based compensation expense for the years ended December 31, 2019 and 2018 (in thousands):

	For the Year Ended December 31,
Stock-based compensation:	2019	2018
Research and development	$1,223	$843
General and administrative	2,144	1,933
Total Stock-based compensation	$3,367	$2,776

The fair value of stock options vested during the year ended December 31, 2019 was $2.7 million. At December 31, 2019, there was $4.1 million of unrecognized stock-based compensation expense relating to stock options granted pursuant to the Plans, which will be recognized over the weighted-average remaining vesting period of 2.47 years.

At December 31, 2019, there was $0.3 million of unrecognized stock-based compensation expense relating to performance-based RSUs granted pursuant to the Stock Incentive Plans, which will be recognized over the weighted-average remaining vesting period of 1.0 years.

Reserved Shares

As of December 31, 2019 and 2018, the Company reserved the following shares of common stock for issuance of shares resulting from the exercise of outstanding warrants and options, as well as the future issuance of shares available for grant under the Stock Incentive Plans:

	December 31,
	2019	2018
IPO Warrants	28,347	28,347
November Private Placement Warrants	1,633,777	1,633,777
Convertible Term Loan and Accrued Interest Payable	2,329,143	—
Pontifax Warrants	250,000	—
September 2019 Warrants	15,000	—
2015 Amended and Restated Stock Incentive Plan	2,160,338	2,238,887
Inducement Awards	90,000	50,000
Total	6,506,605	3,951,011

9.	CONVERTIBLE TERM LOAN

In September 2019, the Company entered into a Convertible Term Loan with Pontifax Medison Finance (Israel) L.P. and Pontifax Medison Finance (Cayman) L.P., as lenders, and Pontifax Medison Finance GP, L.P., in its capacity as administrative agent and collateral agent for itself and the lenders (collectively, the “Lenders”), providing for a $20.0 million term loan (the “Convertible Term Loan”), which the Company received on September 19, 2019 (the “Closing Date”). The Convertible Term Loan bears interest at an annual rate of 8.0%. The Convertible Term Loan provides for interest-only payments for twenty-four months and repayment of the aggregate outstanding principal balance of the Convertible Term Loan in quarterly installments starting upon expiration of the interest only period and continuing through September 19, 2023 (the “Maturity Date”). The Company incurred issuance costs of $0.4 million. The Convertible Term Loan issuance costs are shown as an offset to the Convertible Term Loan on the balance sheet and are amortized using the effective interest method to interest expense through the Maturity Date.

The Company may, at its option, prepay some or all of the then outstanding principal balance and all accrued and unpaid interest on the Convertible Term Loan, together with a prepayment charge equal to 3% of the principal amount being prepaid. The Lenders may, at their option, elect to convert the then outstanding Convertible Term Loan amount and all accrued and unpaid interest thereon into shares of the Company’s common stock at a conversion price of $8.76 per share, which is equal to two times the weighted average closing price of the Company’s common stock during the 30 trading days prior to the execution of the Convertible Term Loan (the “30-day VWAP”).

The Company’s obligations are secured by a security interest, senior to any current and future debts and to any security interest, in all of the Company’s right, title, and interest in, to and under all of its property and other assets, subject to limited exceptions including the Company’s intellectual property. The Convertible Term Loan contains customary events of default, representations, warranties and covenants, including a material adverse effect clause. The Company must maintain a minimum cash balance of $7.0 million in Spring Bank Pharmaceuticals, Inc. accounts, or it is in breach of the Convertible Term Loan, which the Company is in compliance with as of December 31, 2019.

Upon the occurrence of an event of default, a default interest rate of an additional 4% per annum may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Convertible Term Loan and under applicable law. The Company evaluated the accounting for the Convertible Term Loan and identified an embedded derivative related to the contingent interest feature. At issuance and as of December 31, 2019, the Company determined the fair value of the contingent interest feature to be di minimis and will re-value the derivative at the end of each reporting period.

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

During the year ended December 31, 2019, the Company recorded interest expense of approximately $0.5 million in connection with the Convertible Term Loan. The fair value of the term loan as of December 31, 2019 approximates its face value due to market terms.

The following table summarizes the Company’s future principal debt payments on the Convertible Term Loan as of December 31, 2019 (in thousands):

December 31, 2019
2020	$—
2021	2,500
2022	10,000
2023	7,500
Total principal payments	$20,000
Less: unamortized debt discount	(930)
Term loan, long-term	$19,070

10.	LEASES

The Company has operating leases for its principal office and laboratory space and the Company’s former headquarters. The Company’s leases have remaining lease terms of approximately 8.3 years for its principal office and laboratory space, which includes an option to extend the lease for up to 5 years, and approximately 2 years for its former headquarters. The Company’s former headquarters location is subleased through the remainder of the lease term.

Other information related to leases as of December 31, 2019 was as follows:

For the Year Ended December 31,
Cash paid for amounts included in the measurement of lease liabilities:	2019
Operating cash flow from operating leases (in thousands)	$417

Right-of-use assets obtained in exchange for lease obligations:
Operating leases (in thousands)	$2,980

Weighted Average Remaining Lease Term
Operating leases	8.3 years

Weighted Average Discount Rate
Operating leases	8.0%

Operating lease costs under the leases for the year ended December 31, 2019 were approximately $646,000, offset by $81,000, for sublease income and variable lease cost payments. Total rent expense for the year ended December 31, 2018 was $429,000, which included payments for a lease of the Company’s research and development facility. The lease term of the research and development facility ended as of June 30, 2018.

The following table summarizes the Company’s maturities of operating lease liabilities as of December 31, 2019 (in thousands):

Year
2020	$588
2021	508
2022	450
2023	462
2024	474
Thereafter	1,931
Total lease payments	$4,413
Less: present value discount	(1,189)
Total	$3,224

For comparative purposes, the Company’s aggregate future minimum non-cancellable commitments under operating leases as of December 31, 2018 were as follows (in thousands):

Year
2019	$417
2020	588
2021	508
2022	450
2023	462
Thereafter	2,405
Total minimum lease payments	$4,830

11.	INCOME TAXES

In general, the Company has not recorded a provision for federal or state income taxes as it has had cumulative net operating losses since inception.

A reconciliation of the statutory U.S. Federal Tax Rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2019	2018
U.S. statutory federal income tax rate	(21.0)%	(21.0)%
State income taxes, net of federal income tax benefit	(8.4)%	(7.6)%
Warrant adjustment	(7.2)%	(4.2)%
Permanent items	0.7%	0.6%
R&D credit	(0.6)%	(0.6)%
Change in valuation allowance	36.5%	32.7%
Change in federal rate impact	—	—
Other	—	0.1%
Effective income tax rate	0.0%	0.0%

The significant components of the Company’s deferred tax assets as of December 31, 2019 and 2018 are as follows (in thousands):

	December 31,
	2019	2018
Net operating loss carryforwards	$31,637	$23,582
Research and development credits	798	649
Lease liability	881	—
Accrued expenses	173	209
License payments	561	612
Stock based compensation	2,004	1,383
Other – net	101	138
Deferred tax asset	36,155	26,573
Valuation allowance	(35,389)	(26,536)
Net deferred tax asset	$766	$37
Right of use assets	$(742)	$—
Property and equipment	(24)	(37)
Net deferred tax liability	$(766)	$—
Net deferred tax asset and liability	$—	$—

Because of the Company’s recurring losses since inception, management has concluded that it is more likely than not that its net deferred tax assets will not be realized and, accordingly, the Company provided a full valuation allowance against the net deferred tax assets. The valuation allowance increased by approximately $8.9 million in 2019 due to the increase in the deferred tax assets (primarily due to the net operating loss carryforwards). In comparison, the valuation allowance increased by approximately $7.5 million in 2018 due to the increase in the deferred tax assets (primarily due to the net operating loss carryforwards). At December 31, 2019, the Company had federal and state net operating loss carryforwards of approximately $115.6 million and $116.5 million, respectively, available to reduce future taxable income, if any. The federal net operating loss carryforwards expire beginning in 2029 and ending in 2037, with the exception of federal net operating losses created after tax years ending December 31, 2017. These net operating loss carryforwards of approximately $54.1 million have an indefinite life and do not expire. The state net operating loss carryforwards expire beginning in 2030 and ending in 2039. At December 31, 2019, the Company had available federal and state income tax credits of approximately $0.3 million and $0.6 million, respectively, which are available to reduce future income taxes, if any, through 2039.

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

12.	COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accrues for contingent liabilities to the extent that the liability is probable and estimable. There are no accruals for contingent liabilities in these consolidated financial statements.

13.	401(k) PLAN

The Company has a 401(k)-defined contribution plan (the “401(k) Plan”) for substantially all of its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits. At the election of its Board, the Company may elect to match employee contributions. For the years ended December 31, 2019 and 2018, the Company paid a match of up to 4%, up to the maximum permitted by the Internal Revenue Code, which amounted to $0.2 million and $0.1 million, respectively.

14.	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2019 and 2018, the Company had no material related party transactions.

15.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date on which the consolidated financial statements were issued, to ensure that this submission includes appropriate disclosure of events both recognized in the consolidated financial statements and events which occurred subsequently but were not recognized in the consolidated financial statements.