Form 10-Q
period 2020-03-31
Spring Bank Pharmaceuticals, Inc.
filed 2020-05-07
CIK 1566373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 5, 2020, the registrant had 17,094,839 shares of common stock, $0.0001 par value per share, outstanding.

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

•Business interruptions resulting from the coronavirus disease 2019 (COVID-19) outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. You should also read carefully the factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on February 14, 2020, to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our subsequent Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, press releases, and our website. Any forward-looking statements that we make in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2020	2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$30,633	$28,709
Marketable securities	16,873	25,746
Prepaid expenses and other current assets	2,961	3,522
Total current assets	50,467	57,977
Property and equipment, net	2,140	2,234
Operating lease right-of-use assets	2,648	2,717
Restricted cash	234	234
Other assets	35	35
Total	$55,524	$63,197
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,992	$2,210
Accrued expenses and other current liabilities	2,486	2,438
Convertible term loan, net of unamortized discount	19,147	—
Accrued interest payable	399	403
Operating lease liabilities, current	367	355
Total current liabilities	24,391	5,406
Convertible term loan, net of unamortized discount	—	19,070
Warrant liabilities	60	299
Operating lease liabilities, noncurrent	2,774	2,869
Other long-term liabilities	27	27
Total liabilities	27,252	27,671
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 10,000,000 shares at March 31, 2020 and December 31, 2019; no shares issued or outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value—authorized, 200,000,000 shares at March 31, 2020 and December 31, 2019; 16,582,444 and 16,513,763 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	2	2
Additional paid-in capital	162,771	161,924
Accumulated deficit	(134,343)	(126,165)
Accumulated other comprehensive loss	(158)	(235)
Total stockholders’ equity	28,272	35,526
Total	$55,524	$63,197

See accompanying notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	For the Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$5,303	$5,567
General and administrative	2,879	2,810
Total operating expenses	8,182	8,377
Loss from operations	(8,182)	(8,377)
Other income (expense):
Interest income	241	361
Interest expense	(476)	—
Change in fair value of warrant liabilities	239	2,821
Net loss	(8,178)	(5,195)
Unrealized gain/(loss) on marketable securities	77	(116)
Comprehensive loss	$(8,101)	$(5,311)
Net loss per common share - basic and diluted	$(0.49)	$(0.32)
Weighted-average number of shares outstanding - basic and diluted	16,523,750	16,436,970

See accompanying notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(In Thousands, Except Share and Per Share Data)

For the Three Months Ended	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
March 31, 2020	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2019	16,513,763	$2	$161,924	$(126,165)	$(235)	$35,526
Stock-based compensation	—	—	792	—	—	792
Issuance of common stock for services rendered	26,881	—	25	—	—	25
Issuance of common stock in connection with at-the-market offering, net of issuance costs	41,800		30			30
Net unrealized gain on marketable securities	—	—	—	—	77	77
Net loss	—	—	—	(8,178)	—	(8,178)
Balance at March 31, 2020	16,582,444	$2	$162,771	$(134,343)	$(158)	$28,272

For the Three Months Ended	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
March 31, 2019	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2018	16,434,614	$2	$157,931	$(102,068)	$(5)	$55,860
Stock-based compensation	—	—	913	—	—	913
Issuance of common stock for services rendered	7,918	—	84	—	—	84
Net unrealized loss on marketable securities	—	—	—	—	(116)	(116)
Net loss	—	—	—	(5,195)	—	(5,195)
Balance at March 31, 2019	16,442,532	$2	$158,928	$(107,263)	$(121)	$51,546

See accompanying notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(8,178)	$(5,195)
Adjustments for:
Depreciation and amortization	96	83
Operating lease right-of-use asset amortization	69	65
Change in fair value of warrant liabilities	(239)	(2,821)
Non-cash interest expense	77	—
Non-cash investment expense	(127)	(12)
Non-cash stock-based compensation	817	972
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	561	431
Other assets	—	(31)
Accounts payable	(218)	106
Accrued expenses and other liabilities	44	(411)
Operating lease liabilities	(83)	26
Net cash used in operating activities	(7,181)	(6,787)
Cash flows from investing activities:
Proceeds from sale of marketable securities	15,077	8,884
Purchases of marketable securities	(6,000)	—
Purchases of property and equipment	(2)	(71)
Net cash provided by investing activities	9,075	8,813
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	30	—
Cash provided by financing activities	30	—
Net increase in cash, cash equivalents and restricted cash	1,924	2,026
Cash, cash equivalents and restricted cash, beginning of period	28,943	14,958
Cash, cash equivalents and restricted cash, end of period	$30,867	$16,984
Supplemental disclosures of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest, net	$403	$—

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

Until January 2020, the Company was developing inarigivir, an orally-administered investigational selective immunomodulator, as a potential treatment for chronic hepatitis B virus, or HBV. Inarigivir was being evaluated in multiple clinical trials, including the Company’s Phase 2b CATALYST trials, designed to evaluate both treatment-naïve and virally-suppressed non-cirrhotic patients with HBV under multiple dosing regimens. The Company discontinued the development of inarigivir based on an ongoing assessment of patients in its Phase 2b CATALYST trials.

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

The accompanying interim financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019, and related interim information contained within the notes to the financial statements, are unaudited. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of March 31, 2020, results of operations for the three months ended March 31, 2020 and 2019, statement of stockholders’ equity for the three months ended March 31, 2020 and 2019 and its cash flows for the three months ended March 31, 2020 and 2019. These interim financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on February 14, 2020. The results for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the full fiscal year or any interim period.

As of March 31, 2020, the Company had an accumulated deficit of $134.3 million and $47.5 million in cash, cash equivalents and marketable securities. On April 8, the Company repaid in full its $20.0 million convertible term loan (see Note 12).

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

There can be no assurance, however, that the Company will be able to receive cash proceeds from any of these potential sources. Refer to Part II, Item 1A. — Risk Factors — Business interruptions resulting from the coronavirus disease 2019 (COVID-19) outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business, included elsewhere in this Quarterly Report on Form 10-Q regarding the adverse impact of the COVID-19 pandemic on, among other things, capital market conditions.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Sperovie Biosciences, Inc., SBP Securities Corporation and SBP International Limited. Sperovie Biosciences, Inc. had operations consisting mainly of legal fees associated with intellectual property activities as of March 31, 2020. Sperovie Biosciences, Inc. is a joint borrower with the Company under the Company’s term loan (see Note 9). SBP Securities Corporation had assets primarily related to investments in marketable securities and operations consisting primarily of interest income as of March 31, 2020. SBP International Limited had operations consisting mainly of clinical trial oversight, including European data protection oversight, as of March 31, 2020. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash equivalents are stated at fair value and include short-term, highly liquid investments with remaining maturities of 90 days or less at the date of purchase. Included in cash and cash equivalents as of March 31, 2020 are money market fund investments of $22.7 million and included in cash and cash equivalents as of December 31, 2019 are money market fund investments of $21.1 million and United States treasury securities of $6.0 million, which are reported at fair value (see Note 5).

Restricted Cash

As of March 31, 2020 and December 31, 2019, restricted cash consists of approximately $234,000, which is held as a security deposit required in conjunction with a lease agreement for the Company’s principal office and laboratory space entered into in October 2017.

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

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying value, an impairment loss is recorded for the difference between the carrying value and fair value of the asset. As of March 31, 2020, no such impairment has occurred.

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

Stock-Based Compensation

The Company’s stock-based payments include stock options, performance-based restricted stock units (“performance-based RSUs”), time-based restricted stock units (“time-based RSUs”) and grants of common stock. The Company accounts for all stock-based payment awards granted to employees and nonemployees using a fair value method. The measurement date for employee awards is the date of grant, and stock-based compensation costs are recognized as expense over the employees’ requisite service period, which is generally the vesting period, on a straight-line basis. The Company accounts for forfeitures as they occur.

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

For the three months ended March 31, 2020 and 2019, both methods are equivalent. Basic and diluted net loss per share is described further in Note 2.

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

The Company assesses its income tax positions and records tax benefits based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the consolidated financial statements. The Company classifies interest and penalties associated with such uncertain tax positions as a component of interest expense. As of March 31, 2020 and December 31, 2019, the Company has not identified any material uncertain tax positions.

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity.

The Company leases its principal office and laboratory space in Hopkinton, Massachusetts under a non-cancelable operating lease. The Company has standard indemnification arrangements under the lease that require it to indemnify the landlords against liability for injury, loss, accident, or damage from any claims, actions, proceedings, or costs resulting from certain acts, breaches, violations, or nonperformance under the Company’s lease.

Through March 31, 2020, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirement for Fair Value Measurement. This ASU removes, modifies and adds certain disclosure requirements of ASC Topic 820. The ASU is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted this standard as of January 1, 2020; however, the adoption of this standard did not impact the Company’s consolidated financial statements.

2. NET LOSS PER SHARE

The following table summarizes the computation of basic and diluted net loss per share of the Company for such periods (in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2020	2019
Net loss	$(8,178)	$(5,195)
Weighted-average number of shares outstanding - basic and diluted	16,523,750	16,436,970
Net loss per common share - basic and diluted	$(0.49)	$(0.32)

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

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact due to the losses reported:

	For the Three Months Ended March 31,
	2020	2019
Convertible debt	2,328,642	—
Common stock warrants	1,927,124	1,662,124
Stock options, RSUs and inducement awards	1,871,058	1,919,765

3. INVESTMENTS

Cash in excess of the Company’s immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The following table summarizes the Company’s investments, by category, as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31,	December 31,
Investments - Current:	2020	2019
Debt securities - available for sale	$16,873	$25,746
Total	$16,873	$25,746

A summary of the Company’s available-for-sale classified investments as of March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	At March 31, 2020
	Cost Basis	Accumulated Unrealized Gains	Accumulated Unrealized Losses		Fair Value
Investments - Current:
Corporate bonds	$5,028	$—	$(73)		$4,955
United States treasury securities	12,003	—	(85)		$11,918
Total	$17,031	$—	$(158)		$16,873

	At December 31, 2019
	Cost Basis	Accumulated Unrealized Gains	Accumulated Unrealized Losses		Fair Value
Investments - Current:
Corporate bonds	$4,990	$—	$(58)		$4,932
United States treasury securities	20,979	—	(165)		20,814
Total	$25,969	$—	$(223)	(1)	$25,746

(1) $(12) of unrealized losses are included in the cash and cash equivalents balance as of December 31, 2019, a total of $(235) net unrealized losses at December 31, 2019.

The amortized cost and fair value of the Company’s available-for-sale investments, by contract maturity, as of March 31, 2020 consisted of the following (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$17,031	$16,873
Total	$17,031	$16,873

4. PROPERTY AND EQUIPMENT, NET

Property and equipment as of March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Equipment	$1,278	$1,278
Furniture and fixtures	425	450
Leasehold improvements	1,356	1,356
Total property and equipment	3,059	3,084
Less: accumulated depreciation and amortization	(919)	(850)
Property and equipment, net	$2,140	$2,234

Depreciation expense for the three months ended March 31, 2020 and 2019 was $96,000 and $83,000, respectively.

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

A summary of the assets and liabilities that are measured at fair value as of March 31, 2020 and December 31, 2019 is as follows (in thousands):

		Fair Value Measurement at March 31, 2020
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$22,662	$22,662	$—	$—
Fixed income securities	16,873	—	16,873	—
Total	$39,535	$22,662	$16,873	$—

Liabilities:
Warrant liabilities	$60	$—	$—	$60
Total	$60	$—	$—	$60

		Fair Value Measurement at December 31, 2019
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$21,065	$21,065	$—	$—
United States treasury securities (1)	5,982	—	5,982	—
Fixed income securities	25,746	—	25,746	—
Total	$52,793	$21,065	$31,728	$—

Liabilities:
Warrant liabilities	$299	$—	$—	$299
Total	$299	$—	$—	$299

(1) Money market funds and United States treasury securities with maturities of less than 90 days at the date of purchase are included within cash and cash equivalents in the accompanying consolidated balance sheets and are recognized at fair value.

The following table reflects the change in the Company’s Level 3 liabilities, which consists of the warrants issued in a private placement in November 2016 (see Note 7), for the period ended March 31, 2020 (in thousands):

November Private Placement Warrants
Balance at December 31, 2018	$8,511
Change in fair value	(8,212)
Balance at December 31, 2019	299
Change in fair value	(239)
Balance at March 31, 2020	$60

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses as of March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Preclinical and clinical studies	$1,717	$1,473
Compensation and benefits	388	614
Accounting and legal	219	240
Other	162	111
Total accrued expenses and other current liabilities	$2,486	$2,438

7. WARRANTS

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

In November 2016, the Company entered into a definitive agreement with respect to the private placement of 1,644,737 shares of common stock and warrants to purchase 1,644,737 shares of common stock (the “November 2016 Private Placement Warrants”) to a group of accredited investors. These investors paid $9.12 for each share of common stock and warrant to purchase one share of common stock. The November 2016 Private Placement Warrants are exercisable at an exercise price of $10.79 per share and expire on November 23, 2021. The Company evaluated the terms of these warrants and concluded that they are liability-classified. In November 2016, the Company recorded the fair value of these warrants of approximately $8.3 million using a Black-Scholes pricing model. The Company must recognize any change in the value of the warrant liability each reporting period in the statement of operations. As of March 31, 2020 and December 31, 2019, the fair value of the November 2016 Private Placement Warrants was approximately $0.1 million and $0.3 million, respectively and 10,960 shares have been exercised to date (see Note 5).

A summary of the Black-Scholes pricing model assumptions used to record the fair value of the warrants is as follows:

	March 31, 2020	December 31, 2019
Risk-free interest rate	0.2%	1.6%
Expected term (in years)	1.6	1.9
Expected volatility	100.0%	100.0%
Expected dividend yield	0%	0%

In September 2019, the Company entered into a term loan (the “Convertible Term Loan”) with Pontifax Medison Finance (Israel) L.P. and Pontifax Medison Finance (Cayman) L.P., as lenders, and Pontifax Medison Finance GP, L.P., in its capacity as administrative agent and collateral agent for itself and the lenders, providing for a $20.0 million term loan (see Note 9). In connection with the Company’s Convertible Term Loan, the Company issued to certain lenders warrants to purchase 250,000 shares of common stock (the “Pontifax Warrants”). Prior to their amendment in April 2020 (see Note 12), the Pontifax Warrants were exercisable at an exercise price of $6.57 per share. The Pontifax Warrants expire on September 19, 2025. The Company evaluated the terms of the Pontifax Warrants and concluded that they are equity-classified. The fair value of the Pontifax Warrants was estimated on the issuance date using a Black-Scholes pricing model based on the following assumptions: an expected term of 6.0 years; expected stock price volatility of 83.2%; a risk-free interest rate of 1.7%; and a dividend yield of 0%. The aggregate fair value of the Pontifax Warrants was approximately $0.6 million and was recorded as a discount to the term loan and will be amortized over the life of the term loan using the effective interest rate method.

In September 2019, the Company issued warrants to a service provider to purchase 15,000 shares of common stock (the “September 2019 Warrants”). The September 2019 Warrants are exercisable at an exercise price of $4.21 per share and expire on September 19, 2021. The Company evaluated the terms of the September 2019 Warrants and concluded that they are equity-classified. The fair value of the September 2019 Warrants was estimated on the applicable issuance date using a Black-Scholes pricing model based on the following assumptions: an expected term of 2.0 years; expected stock price volatility of 69.4%; a risk-free interest rate of 1.7%; and a dividend yield of 0%. The aggregate fair value of the September 2019 Warrants was approximately $19,000. Approximately $13,000 and $6,000 has been expensed during the periods ended March 31, 2020 and December 31, 2019, respectively.

A summary of the warrant activity for the three months ended March 31, 2020 and for the year ended December 31, 2019 is as follows:

Warrants
Outstanding at December 31, 2018	1,662,124
Grants	265,000
Exercises	—
Expirations/cancellations	—
Outstanding at December 31, 2019	1,927,124
Grants	—
Exercises	—
Expirations/cancellations	—
Outstanding at March 31, 2020	1,927,124

8. STOCKHOLDERS’ EQUITY

Common and Preferred Stock

In August 2017, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which the Company may offer and sell, from time to time through Cantor, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million. The Company pays Cantor a commission rate equal to 3.0% of the aggregate gross proceeds from each sale. During the three months ended March 31, 2020, the Company sold an aggregate of 41,800 shares of its common stock pursuant to the Sales Agreement at a weighted-average selling price of $1.42 per share, which resulted in approximately $30,000 in net proceeds to the Company. During the year ended December 31, 2019, the Company sold an aggregate of 600 shares of its common stock pursuant to the Sales Agreement at a weighted-average selling price of $10.03 per share, which resulted in de minimis net proceeds to the Company.

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

Amended and Restated 2015 Stock Incentive Plan

In March 2018, the Board approved the Amended and Restated 2015 Plan. Upon receipt of stockholder approval at the Company’s 2018 annual meeting in June 2018, the 2015 Plan was amended and restated in its entirety increasing the authorized number of shares of common stock reserved for issuance by 800,000 shares (together with the 2014 Plan, the 2015 Plan, the “Stock Incentive Plans”). Pursuant to the Amended and Restated 2015 Plan, there are 1,666,863 shares authorized for issuance. In addition, to the extent any outstanding awards under the 2014 Plan expire, terminate or are otherwise surrendered, cancelled or forfeited after the closing of the Company’s IPO, those shares are added to the authorized shares under the Amended and Restated 2015 Plan. The total amount of shares authorized for issuance under both the 2014 Plan and the Amended and Restated 2015 Plan is 2,300,000. As of March 31, 2020, the Company had 352,399 shares available for issuance under the Amended and Restated 2015 Plan.

The exercise price of stock options cannot be less than the fair value of the common stock on the date of grant. Stock options awarded under the Stock Incentive Plans expire 10 years after the grant date, unless the Board sets a shorter term. There were no stock options granted prior to 2015.

The following table summarizes the option activity under the Stock Incentive Plans for the three months ended March 31, 2020 and the year ended December 31, 2019:

	Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2018	1,299,565	$11.18	$881,385
Granted	395,500	9.61	—
Exercised	—	—	—
Cancelled	(22,750)	13.36	—
Outstanding at December 31, 2019	1,672,315	10.78	—
Granted	225,000	1.41	—
Exercised	—	—	—
Cancelled	(315,257)	11.26	—
Options outstanding at March 31, 2020	1,582,058	$9.35	$—
Options exercisable at March 31, 2020	991,466	$10.85	$—

As of March 31, 2020, all options outstanding have a weighted-average remaining contractual life of 7.3 years. The weighted-average fair value of all stock options granted for the three months ended March 31, 2020 was $0.98. Intrinsic value at March 31, 2020 and December 31, 2019 is based on the closing price of the Company’s common stock on that date of $0.93 per share and $1.58 per share, respectively.

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

The assumptions the Company used to determine the fair value of stock options granted to employees and directors during the three months ended March 31, 2020 and 2019 are as follows, presented on a weighted-average basis:

	For the Three Months Ended March 31,
	2020	2019
Risk-free interest rate	0.7%	2.6%
Expected term (in years)	6.0	6.0
Expected volatility	82.5%	81.1%
Expected dividend yield	0%	0%

Restricted Stock Units

Performance-Based Restricted Stock Units

In January 2019, the Company issued performance-based RSUs to senior management under the 2015 Plan that represented shares potentially issuable in the future subject to the satisfaction of certain performance milestones as well as a service condition. The vesting of 50% of the performance-based RSUs was based upon the Company’s performance relative to a peer group over a two-year performance period, from January 1, 2019 through December 31, 2020, measured by the Company’s relative total shareholder return. The vesting of 25% of the performance-based RSUs was based on the achievement of a performance goal milestone as of December 31, 2019 and the vesting of the remaining 25% of the performance-based RSUs was based upon the achievement of a performance goal milestone as of December 31, 2020.

The Company estimated the fair value of total shareholder return performance-based RSUs at the date of grant using a Monte Carlo valuation methodology and amortizes those fair values over the requisite service period for each separately vesting tranche of the award. The Monte Carlo methodology that the Company uses to estimate the fair value of total shareholder return performance-based RSUs at the date of grant incorporates into the valuation the possibility that the market condition may not be satisfied. Provided that the requisite service is rendered, the total fair value of the total shareholder return performance-based RSUs at the date of grant must be recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the performance of the specified market criteria.

The fair value of the performance-based RSUs granted to management in 2019 for the Company’s relative total share return units is based on the Monte Carlo Simulation method on the grant date. The weighted average fair value as of the three months ended March 31, 2020 was $6.62 per share.

The Company estimates the fair value of milestone performance-based RSUs at the date of grant using the fair value method and the probability that the specified performance criteria will be met and amortizes the fair value over the requisite service period for each separately vesting tranche of the award when attainment of the milestone is deemed probable. The assumption used to determine the fair value of the performance-based RSUs granted to management in 2019 for the performance goal milestone units is based on the market price of the award on the grant date. Each quarter the Company updates its assessment of the probability that the specified criteria will be achieved and adjusts its estimate of the fair value, if necessary.

As of December 31, 2019, the Company did not meet the 2019 milestone under the performance-based RSUs, and accordingly 46,450 shares were returned to the 2015 Plan. The 2020 milestone was not deemed probable, and the previously recognized expense of $0.1 million was reversed during the year ended December 31, 2019. The Company recognized $0.3 million expense related to the total shareholder return component of the performance-based RSUs during the year ended December 31, 2019.

In March 2020, the Company and the recipients of these performance-based RSUs agreed to cancel the agreements and as a result, 139,350 shares were returned to the 2015 Plan. The Company recognized the remaining expense for the total shareholder return performance-based RSUs in the amount of $0.3 million during the three months ended March 31, 2020. The Company did not recognize any expense related to the milestone performance-based RSUs.

Time-Based Restricted Stock Units

In March 2020, the Company issued 199,000 time-based RSUs to employees under the Amended and Restated 2015 Plan. The weighted average grant date fair value of the time-based RSUs was $1.41 for the three months ended March 31, 2020. The vesting for the time-based RSUs is 50% after one-year from the grant date and the remaining 50% as of December 31, 2021. For the three months ended March 31, 2020, the Company recognized approximately $11,000 expense related to the time-based RSUs.

The following table is a rollforward of all RSU activity under the Stock Incentive Plans for the three months ended March 31, 2020:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Total nonvested units at December 31, 2019	139,350	$7.86
Granted	199,000	1.41
Vested	—	—
Cancelled	(139,350)	7.86
Total nonvested units at March 31, 2020	199,000	$1.41

Stock-Based Compensation

The following table summarizes the Company’s stock-based compensation expense for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended March 31,
Stock-based compensation:	2020	2019
Research and development	$275	$317
General and administrative	542	655
Total Stock-based compensation	$817	$972

The fair value of stock options vested during the three months ended March 31, 2020 was $1.1 million. At March 31, 2020, there was $3.2 million of unrecognized stock-based compensation expense relating to stock options granted pursuant to the Stock Incentive Plans, which will be recognized over the weighted-average remaining vesting period of 2.4 years.

At March 31, 2020, there was $0.3 million of unrecognized stock-based compensation expense relating to the time-based RSUs granted pursuant to the Stock Incentive Plans, which will be recognized over the weighted-average remaining vesting period of 1.8 years. At March 31, 2020, there was no unrecognized stock-based compensation expense relating to the performance-based RSUs.

Reserved Shares

As of March 31, 2020 and December 31, 2019, the Company reserved the following shares of common stock for issuance of shares resulting from exercise of outstanding warrants and options, convertible shares from the Convertible Term Loan, as well as issuance of shares available for grant under the Stock Incentive Plans:

	March 31,	December 31,
	2020	2019
IPO warrants	28,347	28,347
November private placement warrants	1,633,777	1,633,777
Convertible term loan	2,328,642	2,329,143
Pontifax warrants	250,000	250,000
September 2019 warrants	15,000	15,000
2015 amended and restated stock incentive plan	2,133,457	2,160,338
Inducement awards	90,000	90,000
Total	6,479,223	6,506,605

9. CONVERTIBLE TERM LOAN

In September 2019, the Company entered into a Convertible Term Loan with Pontifax Medison Finance (Israel) L.P. and Pontifax Medison Finance (Cayman) L.P., as lenders, and Pontifax Medison Finance GP, L.P., in its capacity as administrative agent and collateral agent for itself and the lenders (collectively, the “Lenders”), providing for a $20.0 million term loan (the “Convertible Term Loan”), which the Company received on September 19, 2019 (the “Closing Date”). In April 2020, the Company entered into a prepayment notice and pay-off letter with the Lenders, which provided for the full repayment in cash of the $20.0 million Convertible Term Loan and amended the exercise price with respect to the Pontifax Warrants (see Note 12). Prior to the full repayment of the Convertible Term Loan in April 2020, the Convertible Term Loan bore interest at an annual rate of 8.0%. The Convertible Term Loan provided for interest-only payments for twenty-four months and repayment of the aggregate outstanding principal balance of the Convertible Term Loan in quarterly installments starting upon expiration of the interest only period and continuing through September 19, 2023 (the “Maturity Date”). The Company incurred issuance costs of $0.4 million and Pontifax Warrants costs of $0.6 million. The Convertible Term Loan issuance costs and Pontifax Warrant costs are shown as an offset to the Convertible Term Loan on the balance sheet and are amortized using the effective interest method to interest expense through the Maturity Date.

Pursuant to the Convertible Term Loan, the Company was entitled, at its option, to prepay some or all of the then outstanding principal balance and all accrued and unpaid interest on the Convertible Term Loan, together with a prepayment charge equal to 3% of the principal amount being prepaid. The Lenders were entitled, at their option, to elect to convert the then outstanding Convertible Term Loan amount and all accrued and unpaid interest thereon into shares of the Company’s common stock at a conversion price of $8.76 per share.

The Company’s obligations were secured by a security interest, senior to any current and future debts and to any security interest, in all of the Company’s right, title, and interest in, to and under all of its property and other assets, subject to limited exceptions including the Company’s intellectual property. The Convertible Term Loan contained customary events of default, representations, warranties and covenants, including a material adverse effect clause. The Company was required to maintain a minimum cash balance of $7.0 million in its accounts, which requirement the Company was in compliance with as of March 31, 2020.

Upon the occurrence of an event of default, a default interest rate of an additional 4% per annum would have been applied to the outstanding loan balances, and the Lenders would have been able to declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Convertible Term Loan and under applicable law. The Company evaluated the accounting for the Convertible Term Loan and identified an embedded derivative related to the contingent interest feature. At issuance and as of March 31, 2020, the Company determined the fair value of the contingent interest feature to be de minimis and will re-value the derivative at the end of each reporting period.

In addition, the Company issued the Lenders warrants to purchase an aggregate of 250,000 shares of the Company’s common stock (the “Pontifax Warrants”). The Pontifax Warrants are exercisable for a period of six years from the Closing Date and were exercisable at an exercise price of $6.57 per share prior to their amendment in April 2020 (see Note 12). The aggregate fair value of the Pontifax Warrants was approximately $0.6 million and was recorded as a discount to the term loan and will be amortized over the life of the term loan using the effective interest rate method (see Note 7).

During the three months ended March 31, 2020, the Company recorded interest expense of approximately $0.5 million, in connection with the Convertible Term Loan. There was no interest expense recorded during the three months ended March 31, 2019. The fair value of the term loan as of March 31, 2020 approximates its face value due to market terms. As of March 31, 2020, the Company classified the Convertible Term Loan as a current liability based on the repayment in April 2020.

10. LEASES

The Company has operating leases for its principal office and laboratory space and the Company’s former headquarters. The Company’s leases have remaining lease terms of approximately 8.6 years for its principal office and laboratory space, which includes an option to extend the lease for up to 5 years, and approximately 1.2 years for its former headquarters. The Company’s former headquarters location is subleased through the remainder of the lease term.

Other information related to leases as of March 31, 2020 and 2019 was as follows:

	For the Three Months Ended March 31,
Cash paid for amounts included in the measurement of lease liabilities:	2020	2019
Operating cash flow from operating leases (in thousands)	$144	$39

Right-of-use assets obtained in exchange for lease obligations:
Operating leases (in thousands)	$—	$2,980

As of March 31, 2020 and December 31, 2019, the weighted average remaining lease term for operating leases was 8.1 years and 8.3 years, respectively.

As of March 31, 2020 and December 31, 2019, the weighted average discount rate for operating leases was 8% for both periods.

Operating lease costs under the leases for the three months ended March 31, 2020 and 2019 were approximately $165,000 and $130,000, respectively. Total operating lease costs for the three months ended March 31, 2020 and 2019 were offset by $29,000 and $19,000, respectively, for sublease income and variable lease cost payments.

The following table summarizes the Company’s maturities of operating lease liabilities as of March 31, 2020 (in thousands):

Year
2020 (excluding the three months ended March 31, 2020)	$445
2021	508
2022	450
2023	462
2024	474
Thereafter	1,931
Total lease payments	$4,270
Less: present value discount	(1,129)
Total	$3,141

11. COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accrues for contingent liabilities to the extent that the liability is probable and estimable. There are no accruals for contingent liabilities in these consolidated financial statements.

12. SUBSEQUENT EVENTS

In September 2019, the Company entered into a Convertible Term Loan with certain Lenders, providing for a $20.0 million term loan, which the Company received on September 19, 2019 (see Note 9).

On April 8, 2020, the Company entered into a prepayment notice and pay-off letter with the Lenders (the “Pay-Off Letter”), which provided for the full repayment in cash on April 8, 2020 of the $20.0 million Convertible Term Loan. The Pay-Off Letter provided that the repayment amount would be approximately $20.3 million, which included payment in full of all outstanding principal and accrued interest underlying the Convertible Term Loan and $0.3 million for a prepayment fee. Pursuant to the Pay-Off Letter, all of the Company’s indebtedness and obligations to the Lenders were discharged in full, and all security interests and other liens held by the Lenders as security for the Loan terminated upon the Lenders’ receipt of the repayment amount (see Note 9).

In connection with the repayment of the Convertible Term Loan, the Pontifax Warrants, issued in September 2019, were amended and restated so that the new exercise price is $2.08, which is equal to 1.5 times the weighted-average closing price of the Company’s

Common Stock during the 90 days prior to the repayment date. All other terms and conditions of the Pontifax Warrants remain the same (see Note 7).

On April 7, 2020, the Company appointed Lori Firmani, the Company’s Vice President, Finance, as the Company’s principal financial officer and principal accounting officer, effective as of April 24, 2020, which was the effective date of the resignation of Jonathan Freve as the Company’s Chief Financial Officer and Treasurer.

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

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2019, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission, or the SEC, on February 14, 2020.

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

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of novel therapeutics for the treatment of a range of cancers and inflammatory diseases using our proprietary small molecule nucleotide platform. We design our compounds to selectively target and modulate the activity of specific proteins implicated in various disease states. Our internally-developed programs are primarily designed to stimulate and/or dampen immune responses. We are devoting our resources to advancing multiple programs in our STING product portfolio, including our STING agonist clinical program in oncology, our STING antagonist compounds for inflammatory diseases, and our STING agonist antibody drug conjugate (ADC) program for oncology. We are also in the process of evaluating our portfolio of RIG-I agonist and STING agonist compounds as potential therapeutics and vaccine adjuvants for SARS-CoV-2, the virus responsible for COVID-19.

The pandemic caused by an outbreak of a new strain of coronavirus, or the COVID-19 pandemic, that is affecting the U.S. and global economy and financial markets is also impacting our employees, patients, communities and business operations. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. Management is actively monitoring this situation and the possible effects on our financial condition, liquidity, operations, suppliers, industry, and workforce. In the paragraphs that follow, we have described impacts of the COVID-19 pandemic on our clinical and preclinical development programs. For additional information on risks posed by the COVID-19 pandemic, please see Part II, Item 1A. — Risk Factors — Business interruptions resulting from the coronavirus disease 2019 (COVID-19) outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business, included elsewhere in this Quarterly Report on Form 10-Q.

We are developing our lead STING agonist product candidate, SB 11285, as a next-generation immunotherapeutic agent for the treatment of selected cancers. SB 11285 is currently being evaluated as an intravenously (IV)-administered monotherapy in a Phase 1a/1b multicenter, dose escalation clinical trial in patients with advanced solid tumors. Phase 1a of this trial is a dose-escalation study with IV SB 11285 monotherapy which allows combination with a checkpoint inhibitor after the completion of the first two cohorts of the trial. Phase 1b of this trial is designed to explore IV SB 11285 antitumor activity in combination with a checkpoint inhibitor in tumor types expected to be responsive to immunotherapy. In February 2020, we entered into a clinical collaboration with Roche for the use of Roche’s PD-L1 checkpoint inhibitor atezolizumab (Tecentriq®) in the combination cohorts of this trial.

We initiated dosing in the initial monotherapy cohort of this Phase 1 trial in the fourth quarter of 2019 and in April 2020, we announced that the Safety Review Committee for the trial recommended dose escalation to the next planned monotherapy cohort in the trial. Following this recommendation, we began dosing at the next higher monotherapy dose level. Although several of the institutions involved in the conduct of this trial have suspended patient enrollment in all of their clinical trials due to the COVID-19 pandemic, we have been able to continue dosing patients in this trial at a key site and are in the process of dosing patients in the second monotherapy cohort. Depending on whether we are able to continue enrolling and dosing patients in this Phase 1 trial, we plan to complete the second monotherapy cohort during the second quarter of 2020 and be in a position to initiate the first combination cohort examining the co-administration of SB 11285 and atezolizumab in the summer of 2020. We are also hoping to generate sufficient data from our Phase 1a/1b IV STING agonist program by the end of 2020 to enable advancement into a Phase 2 clinical trial. While the company currently anticipates this Phase 1 trial will remain open and currently enrolled patients will continue on study, all clinical sites activated for the study may determine to stop enrolling and/or dosing patients as a result of the impact of the COVID-19 pandemic, which has the potential to impact both the advancement into combination cohorts and the availability of data in 2020.

ADCs represent a novel platform to enable the targeted delivery of payload molecules. Conjugation of a payload molecule to an antibody that has its own efficacy profile could allow for a single drug with enhanced potency and safety compared to either mechanism alone. We believe the chemistry used to develop our STING agonists is differentiated from first generation STING agonists because preclinical studies have shown that our molecules allow for site-specific conjugation to other therapeutic modalities, including antibodies, to form ADCs. Our STING agonists, in combination with an antibody to form an ADC, could provide targeted delivery to the tumor site to better achieve anti-tumor efficacy. We plan to nominate a lead STING agonist ADC product candidate in the first half of 2021. However, as a result of the impact of the COVID-19 pandemic, third parties that we are working with on our STING agonist ADC program could scale back their operations, which has the potential to impact our development timelines.

We are also exploring the use of our novel STING antagonist compounds for the treatment of certain autoimmune and inflammatory diseases where the STING pathway is involved. Our STING antagonists are selectively designed to block aberrant activation of the STING pathway, which contributes to the causes of certain autoimmune and inflammatory diseases, including STING-associated vasculopathy with onset in infancy (SAVI), systemic lupus erythematosus (SLE) and other proinflammatory-mediated diseases. In July 2019, we presented pre-clinical data from a novel STING antagonist compound, which showed potent inhibition of interferon and pro-inflammatory cytokines in wild type and mutant STING in vitro models. In vivo administration of this compound antagonized STING-agonist-induced interferon and cytokine production in the blood, spleen and liver in mice, illustrating the potential that this compound has for therapeutic applications in interferonopathies, as well as autoimmune and inflammatory diseases. Furthermore, in August 2019, we entered into a research agreement with the University of Texas Southwestern Medical School to evaluate our small molecule STING antagonist compounds. We hope to initiate IND-enabling activities for a lead, orally-available STING antagonist product candidate from our portfolio in 2020. However, as a result of the impact of the COVID-19 pandemic, some third parties that we are working with on our STING antagonist program have scaled back, and others could scale back, their operations, which has the potential to impact our development timelines.

In April 2020, we announced that we are exploring programs and collaborations to study our portfolio of RIG-I agonist and STING agonist compounds as potential therapeutics and vaccine adjuvants for SARS-CoV-2, the virus responsible for COVID-19. We are collaborating with the National Institute of Allergy and Infectious Diseases (NIAID) to examine multiple compounds from our RIG-I agonist and STING agonist portfolio in the Middle East Respiratory Syndrome Coronavirus (MERS-CoV) assay and the SARS-CoV-2 antiviral assay. We are also pursuing the inclusion of inarigivir soproxil, a RIG-I agonist, as an adjuvant therapy in ongoing clinical trials involving Bacille Calmette-Guerin (BCG) vaccines against SARS-CoV-2.

Until January 2020, we had been developing inarigivir, an orally-administered investigational selective immunomodulator, as a potential treatment for chronic hepatitis B virus, or HBV. In April 2019, we launched two Phase 2 global trials (CATALYST 1 and CATALYST 2) examining the administration of inarigivir 400mg as monotherapy and co-administered with a nucleotide in naïve and virally suppressed chronic HBV patients. Inarigivir had also been the subject of a Phase 2 trial evaluating the safety, efficacy and pharmacodynamics of escalating doses (50mg, 200mg and 400mg) of inarigivir co-administered with Gilead Sciences’ Vemlidy® (tenofovir alafenamide 25mg) for the treatment of chronic HBV infection. All clinical development of inarigivir for the treatment of HBV was terminated due to the occurrence of unexpected serious adverse events, including one patient death, in our Phase 2b CATALYST trial.

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

We have incurred significant annual net operating losses in every year since our inception and expect to continue to incur significant expenses and net operating losses for the foreseeable future. Our net losses for the three months ended March 31, 2020 and 2019 were $8.2 million and $5.2 million, respectively. As of March 31, 2020, we had an accumulated deficit of $134.3 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and increasing operating losses for the next several years.

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

As of March 31, 2020, we had $47.5 million in cash, cash equivalents and marketable securities. On April 8, 2020, we used approximately $20.3 million to fund the repayment in full of our outstanding convertible term loan. We made the decision to repay this loan as a result of changes in our operating needs following our announcement in the first quarter of 2020 that we would discontinue the development of our HBV program, as well as the cost of capital associated with the loan. Following the full repayment of the loan, we expect that our cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2022 based on our current operating plan. See “—Liquidity and Capital Resources.”

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

Recent Developments

In September 2019, we entered into a loan and security agreement with certain affiliates of Pontifax Medison Finance, or the Lenders, that provided for a $20.0 million term loan and bears annual interest at a rate of 8.0%, which we refer to as the Convertible Term Loan. On April 8, 2020, we entered into a prepayment notice and pay-off letter with the Lenders, which provided for the full repayment in cash on April 8, 2020 of the Convertible Term Loan. The pay-off letter provided that the repayment amount would be approximately $20.3 million, which included payment in full of all outstanding principal and accrued interest underlying the Convertible Term Loan and $0.3 million for a prepayment fee. Pursuant to the pay-off letter, all of our indebtedness and obligations to the Lenders were discharged in full, and all security interests and other liens held by the Lenders as security for the Loan terminated upon the Lenders’ receipt of the repayment amount. We made the decision to repay the Convertible Term Loan as a result of changes in our operating needs following our announcement in the first quarter of 2020 that we were discontinuing the development of our HBV program, as well as the cost of capital associated with the Convertible Term Loan. Following the full repayment of the Convertible Term Loan, we expect that our cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2022. See “—Liquidity and Capital Resources.”

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

Research and development

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, which include:

•

expenses incurred under agreements with third parties, including CROs that conduct research, preclinical activities and clinical trials on our behalf as well as contract manufacturing organizations, or CMOs, that manufacture drug products for use in our preclinical and clinical trials;

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

The successful development of our product candidates is highly uncertain. Accordingly, at this time, we cannot reasonably estimate the nature, timing and costs of the efforts that will be necessary to complete the development of any of our product candidates. We are also unable to predict when, if ever, we will generate revenues from SB 11285 or any of our other product candidates. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainties related to:

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

We anticipate that our general and administrative expenses may increase in the future if we increase our headcount to support growth in our research and development activities and the potential commercialization of our product candidates. We also expect to incur additional expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements, director and officer insurance premiums, and investor and public relations costs.

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

Warrants Issued in 2016 Private Placement

In connection with our private placement offering in November 2016, or the November private placement, we issued warrants to purchase 1,644,737 shares of common stock, which we refer to as the November 2016 Warrants. These warrants are exercisable at an exercise price of $10.79 per share. We evaluated the terms of these warrants and concluded that they should be liability-classified. In November 2016, we recorded the fair value of these warrants of approximately $8.3 million. We recognize any change in the value of the warrant liability each reporting period in the statement of operations. As of March 31, 2020, the fair value of the warrants was approximately $0.1 million, which is a decrease of $0.2 million from the fair value of approximately $0.3 million as of December 31, 2019. See Note 7 of the notes to the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Stock-Based Compensation

We issue stock-based awards to employees and non-employees, generally in the form of stock options or performance-based restricted stock units. We account for our stock-based compensation awards in accordance with Financial Accounting Standards Board, (FASB) ASC Topic 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees and non-employees, including grants of employee stock options and modifications to existing stock awards, to be recognized in the statements of operations and comprehensive loss based on their fair values.

We measure stock options and other stock-based awards granted to employees, nonemployees and directors based on the fair value on the date of grant and recognize the corresponding compensation expense of those awards, over the requisite service period, which is generally the vesting period of the respective award. We account for forfeitures as they occur. Generally, we issue stock options and performance based restricted stock units with service-based vesting conditions and record the expense for these awards using the straight-line method. Each quarter we update our assessment of the probability that the specified performance criteria will be achieved and adjust our estimate of the fair value of the performance-based restricted stock units (“performance-based RSUs”) if necessary.

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

We recognize forfeitures as they occur and the compensation expense is reversed in the period that the forfeiture occurs. The assumptions we used to determine the fair value of granted stock options in three months ended March 31, 2020 and 2019 are as follows:

	For the Three Months Ended March 31,
	2020	2019
Risk-free interest rate	0.7%	2.6%
Expected term (in years)	6.0	6.0
Expected volatility	82.5%	81.1%
Expected dividend yield	0%	0%

The fair value of the performance-based RSUs granted to management in 2019 for our relative total share return units is based on the Monte Carlo Simulation method on the grant date. The weighted average fair value of these performance-based RSUs as of the three months ended March 31, 2020 was $6.62 per share. The assumptions used to determine the fair value of the time-based RSUs granted to management during the three months ended March 31, 2020 is based on the market price of the award on the grant date, which was a weighted average fair value for the three months ended March 31, 2020 of $1.41 per share.

These assumptions represent our best estimates, but the estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different. We recognize compensation expense for only the portion of awards that are expected to vest. The impact of our stock-based compensation expense for stock options and performance based restricted stock units granted to employees and non-employees may grow in future periods if the fair value of our common stock increases.

The following table summarizes the classification of our stock-based compensation expenses recognized in our consolidated statements of operations and comprehensive loss (in thousands):

	For the Three Months Ended March 31,
Stock-based compensation:	2020	2019
Research and development	$275	$317
General and administrative	542	655
Total Stock-based compensation	$817	$972

JOBS Act

In April 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company,” or EGC, can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. Thus, as an EGC, we could have delayed the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended March 31,
	2020	2019	Change
Operating expenses:
Research and development	$5,303	$5,567	$(264)
General and administrative	2,879	2,810	69
Total operating expenses	8,182	8,377	(195)
Loss from operations	(8,182)	(8,377)	195
Other income (expense)	(235)	361	(596)
Change in fair value of warrant liabilities	239	2,821	(2,582)
Net loss	$(8,178)	$(5,195)	$(2,983)

Research and development expenses. Research and development expenses during the three months ended March 31, 2020 and 2019 were $5.3 million and $5.6 million, respectively. The decrease of $0.3 million during the three months ended March 31, 2020 was primarily due to a decrease in spending on preclinical studies and clinical trial manufacturing costs of $1.3 million and laboratory supplies of $0.1 million; offset by an increase in clinical trial-related costs of $1.1 million.

General and administrative expenses. General and administrative expenses during the three months ended March 31, 2020 and 2019 were $2.9 million and $2.8 million, respectively. The increase of $0.1 million during the three months ended March 31, 2020 was primarily due to an increase in consulting-related costs of $0.3 million and salaries and benefits of $0.1 million, offset by legal-related costs of $0.2 million and non-cash stock-based compensation of $0.1 million.

Other income (expense). Other income (expense) during the three months ended March 31, 2020 and 2019 is comprised of interest income, offset by interest expense. Interest income during the three months ended March 31, 2020 and 2019 was $0.2 million and $0.4 million, respectively, and was primarily related to the interest earned on marketable securities. Interest expense during the three months ended March 31, 2020 was $0.5 million and was due to the interest expense incurred on the Convertible Term Loan. There was no interest expense as of March 31, 2019.

Change in fair value of warrant liabilities. The change in fair value of warrant liabilities during the three months ended March 31, 2020 and 2019 was a gain of $0.2 million and $2.8 million, respectively. The change in value each period was solely due to the change in the fair value of the November 2016 Warrants, primarily as a result of the change in our stock price and stock price volatility.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through March 31, 2020, we have financed our operations through proceeds received from private placements of convertible notes, common stock and/or warrants, the exercise of options and warrants, NIH grant funding and public offerings of securities. As of March 31, 2020, we had cash, cash equivalents and marketable securities totaling $47.5 million and an accumulated deficit of $134.3 million.

In August 2017, we entered into a Controlled Equity OfferingSM Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $50.0 million. We pay Cantor a commission rate equal to 3.0% of the aggregate gross proceeds from each sale. Shares sold under the Sales Agreement are offered and sold pursuant to our Registration Statement on Form S-3 (Registration No. 333-218399) that was declared effective by the SEC on June 12, 2017, which we refer to as the S-3 Registration Statement, and a prospectus supplement and accompanying base prospectus that we filed with the SEC on August 18, 2017. During the period ended March 31, 2020, we sold an aggregate of 41,800 shares of our common stock under the Sales Agreement at a weighted average selling price of $1.42 per share, which resulted in approximately $30,000 of net proceeds. During the year ended December 31, 2019, we sold an aggregate of 600 shares of our common stock under the Sales Agreement at a weighted average selling price of $10.03 per share, which resulted in de minimis net proceeds.

In September 2019, we entered into the Convertible Term Loan with the Lenders that provided for a $20.0 million term loan at an annual interest rate of 8.0%. The Convertible Term Loan provided for interest-only payments for twenty-four months and repayment of the aggregate outstanding principal balance of the loan in quarterly installments starting upon expiration of the interest only period and continuing through September 19, 2023. The Lenders could have, at their option, elected to convert some or all of the then outstanding term loan amount and all accrued and unpaid interest thereon into shares of our common stock at a conversion price of $8.76 per share.

On April 8, 2020, we entered into a prepayment notice and pay-off letter with the Lenders, which provided for the full repayment in cash on April 8, 2020 of its $20.0 million Convertible Term Loan. The pay-off letter provided that the repayment amount would be approximately $20.3 million, which included payment in full of all outstanding principal and accrued interest underlying the Convertible Term Loan and $0.3 million for a prepayment fee. Pursuant to the pay-off letter, all of our indebtedness and obligations to the Lenders were discharged in full, and all security interests and other liens held by the Lenders as security for the Convertible Term Loan terminated upon the Lenders’ receipt of the repayment amount. In connection with the repayment of the Convertible Term Loan, the warrants previously issued to the lenders were amended and restated so that the new exercise price is $2.08, which is equal to 1.5 times the weighted-average closing price of our common stock during the 90 days prior to the repayment date. All other terms and conditions of the Pontifax Warrants remain the same.

We made the decision to repay the Convertible Term Loan as a result of changes in our operating needs following our announcement in the first quarter of 2020 that we were discontinuing the development of our HBV program, as well as the cost of capital associated with the Loan. Following the full repayment of the Convertible Term Loan, we expect that our cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2022.

Cash Flows

The following table summarizes sources and uses of cash for each of the periods presented (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(7,181)	$(6,787)
Net cash provided by investing activities	9,075	8,813
Net cash provided by financing activities	30	—
Net increase in cash, cash equivalents and restricted cash	$1,924	$2,026

Net cash used in operating activities. The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities during the three months ended March 31, 2020 and 2019 was $7.2 million and $6.8 million, respectively. The increase in cash used in operating activities during the three months ended March 31, 2020 compared to three months ended March 31, 2019 of $0.4 million was primarily due to an increase in net loss of $3.0 million and other net changes of $0.3 million, offset by a decrease in accrued expenses and other current liabilities of $0.5 million. In addition, there was a decrease in the non-cash change in the fair value of the warrant liability of $2.6 million and other non-cash changes of $0.2 million.

Net cash provided by investing activities. Net cash provided by investing activities during the three months ended March 31, 2020 and 2019 was $9.1 million and $8.8 million, respectively. The cash provided by investing activities during the three months ended March 31, 2020 was primarily the result of $15.1 million in proceeds from the sale of marketable securities, which was offset by $6.0 million for the purchase of marketable securities. The cash used in investing activities during the three months ended

March 31, 2019 was primarily the result of $8.9 million in proceeds from the sale of marketable securities, which was offset by $0.1 million for the purchase of property and equipment.

Net cash provided by financing activities. Net cash provided by financing activities during the three months ended March 31, 2020 was $30,000 and was primarily the result of net proceeds from our at-the-market offering program under the Sales Agreement. There were no other financing activities during the three months ended March 31, 2019.

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

As of March 31, 2020, we had $47.5 million in cash, cash equivalents and marketable securities. On April 8, 2020, we used approximately $20.3 million to fund the repayment in full of our Convertible Term Loan. Following the full repayment of the loan, we expect that our cash, cash equivalents and marketable securities as of March 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2022 based on our current operating plan. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements both near and long-term, will depend on many factors, including, but not limited to:

•	any business interruptions resulting from the coronavirus disease 2019 (COVID-19) outbreak or similar public health crises;
•	initiation, progress, timing, costs and results of clinical trials of SB 11285;

•	initiation, progress, timing, costs and results of preclinical studies and clinical trials of any other product candidates we may develop;
•	the number and characteristics of product candidates that we discover or in-license and develop;
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

Adequate additional funds may not be available to us on acceptable terms, or at all. We do not currently have any committed external source of funds. As of March 31, 2020, we had up to approximately $59.6 million in securities available for future issuance under the S-3 Registration Statement, which includes approximately $42.7 million in shares issuable pursuant to our at-the-market program and our Sales Agreement with Cantor. However, pursuant to the instructions to Form S-3, we only have the ability to sell shares under the S-3 Registration Statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Additional debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interests of our stockholders.

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

There can be no assurance, however, that we will be able to receive cash proceeds from any of these potential sources. Refer to Part II, Item 1A. — Risk Factors — Business interruptions resulting from the coronavirus disease 2019 (COVID-19) outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business, included elsewhere in this Quarterly Report on Form 10-Q regarding the adverse impact of the COVID-19 pandemic on, among other things, capital market conditions.

Contractual Obligations and Commitments

In September 2019, we entered into the Convertible Term Loan with the Lenders that provided for a $20.0 million term loan with an annual interest rate of 8.0%. The Convertible Term Loan provided for interest-only payments for twenty-four months and repayment of the aggregate outstanding principal balance of the term loan in quarterly installments starting upon expiration of the interest only period and continuing through September 19, 2023. On April 8, 2020, we entered into a prepayment notice and pay-off letter with the Lenders, which provided for the full repayment in cash on April 8, 2020 of the Convertible Term Loan. Pursuant to the pay-off letter, all of our indebtedness and obligations to the Lenders were discharged in full, and all security interests and other liens held by the Lenders as security for the Loan terminated upon the Lenders’ receipt of the repayment amount. The Convertible Term Loan and the subsequent repayment are described in Notes 9 and 12, respectively, to the notes to the consolidated financial statements contained in this Quarterly Report on Form 10-Q.

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

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirement for Fair Value Measurement. This ASU removes, modifies and adds certain disclosure requirements of ASC Topic 820. The ASU is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2019. We adopted this standard as of January 1, 2020; however, the adoption of this standard did not impact our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. Our cash, cash equivalents and marketable securities of $47.5 million as of March 31, 2020, consisted of cash, cash equivalents and marketable securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because a significant amount of the marketable securities in our investment portfolio are short-term in nature, an immediate 10% change in market interest rates would not be expected to have a material impact on the fair market value of our investment portfolio or on our financial condition or results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2020, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of the COVID-19 pandemic, in March 2020 certain of our employees began working remotely. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any material litigation.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, or the Form 10-K, which could materially affect our business, financial condition, or results of operations. Other than the addition of the following risk factor, there have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Business interruptions resulting from the coronavirus disease 2019 (COVID-19) outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, surfaced in Wuhan, China and has reached multiple other regions and countries, including Massachusetts where our primary office and laboratory space is located. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers, in Massachusetts, across the United States and in other countries. The extent to which COVID-19 impacts our operations or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions to contain COVID-19 or address its impact in the short and long term, among others.

Additionally, timely initiation and completion of preclinical activities and clinical trials is dependent upon the availability of, for example, preclinical and clinical trial sites, researchers and investigators, regulatory agency personnel, and materials, which may be adversely affected by global health matters, such as pandemics. We plan to conduct preclinical activities and clinical trials for our investigational drug product candidates in geographies which are currently being affected by COVID-19.

Further, in response to the pandemic and in accordance with direction from state and local government authorities, we have restricted access to our facilities mostly to personnel and third parties who must perform critical activities that must be completed on-site, limited the number of such personnel that can be present at our facilities at any one time, and requested that most of our personnel work remotely. In the event that governmental authorities were to further modify current restrictions, our employees conducting research and development activities may not be able to access our laboratory space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time.

Some factors from the COVID-19 pandemic that could delay or otherwise adversely affect the completion of our preclinical activities and the planned initiation of our clinical trials for our investigational drug product candidates, including STING, as well as our business generally, include:

•

the potential diversion of healthcare resources away from the conduct of preclinical activities and clinical trials to focus on pandemic concerns, including the availability of necessary materials and the attention of physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our prospective clinical trials;

•

limitations on travel that could interrupt key preclinical activities and trial activities, such as clinical trial site initiations and monitoring, domestic and international travel by employees, contractors or patients to clinical trial sites, including any government-imposed travel restrictions or quarantines that will impact the ability or willingness of patients, employees or contractors to travel to our research, manufacturing and clinical trial sites or secure visas or entry permissions, any of which could delay or adversely impact the conduct or progress of our prospective clinical trials;

•	interruption or delays in the operations of the U.S. Food and Drug Administration and comparable foreign regulatory agencies, which may impact review, inspection, clearance and approval timelines;

•

interruption in global shipping affecting the transport of clinical trial materials, such as patient samples, investigational drug product candidates and conditioning drugs and other supplies used in our prospective clinical trials;

•

interruption of, or delays in receiving, supplies of our investigational drug product from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery system

•

limitations on our business operations by local, state, or the federal government that could impact our ability to conduct our preclinical or clinical activities, including completing any Investigational New Drug (IND)-enabling studies or our ability to select future development candidates; and

•

business disruptions caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments and operations, staffing shortages, travel limitations, cyber security and data accessibility, or communication or mass transit disruptions, any of which could adversely impact our business operations or delay necessary interactions with local regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors.

These and other factors arising from COVID-19 could worsen in countries that are already afflicted with the coronavirus or could continue to spread to additional countries, each of which could further adversely impact our ability to conduct clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results.

In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak may impact our business, preclinical studies and planned clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and other actions to contain the outbreak or address its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and address the disease.

Item 6.	Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index set forth immediately prior to the signature page.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed April 13, 2020 (Commission File No. 001-37718).

4.1	Form of Amended and Restated Warrant (Pontifax) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 13, 2020 (Commission File No. 001-37718).

10.1

Pay-Off Letter, dated April 8, 2020, by and among Spring Bank Pharmaceuticals, Inc., Pontifax Medison Finance (Israel) L.P. and Pontifax Medison Finance (Cayman) L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 13, 2020 (Commission File No. 001-37718).

10.2	Form of Restricted Stock Unit Agreement.

10.3	Form of Retention Agreement.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith. This certification is not deemed filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spring Bank Pharmaceuticals, Inc.

Date: May 7, 2020	By:	/s/ Lori Firmani
Lori Firmani
Vice President of Finance
(Principal Financial and Accounting Officer)