Form 10-Q
period 2020-06-30
Spring Bank Pharmaceuticals, Inc.
filed 2020-08-10
CIK 1566373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 7, 2020, the registrant had 17,248,545 shares of common stock, $0.0001 par value per share, outstanding.

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

These forward-looking statements include, but are not limited to, statements about:

•	our proposed combination with F-star Therapeutics Limited (“F-star”);
•	our ongoing and planned preclinical studies and clinical trials;
•	preclinical study data and clinical trial data and the timing of results of our ongoing clinical studies and/or trials; and
•	our estimates regarding prospects, strategies, expenses, operating capital requirements, results of operations and needs for additional financing.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Factors that could cause actual results or events to differ materially from the forward-looking statements that we make include, but are not limited to, the following:

•Our proposed business combination with F-star is subject to a number of closing conditions, including a condition requiring our stockholders to approve the issuance of Spring Bank common stock at the closing of the proposed combination, and it may never occur. Even if this proposed combination is completed, the number of shares of our common stock to be issued to the holders of share capital of F-star will be based on an exchange ratio formula that is subject to adjustment based on, among other things, the amount of our net cash upon the closing of the business combination and the amount of proceeds from a concurrent private placement conducted by F-star. This exchange ratio is adjustable not based on the value of our shares of common stock or on the value of the share capital of F-star. The proposed combination also contemplates that our stockholders as of a date prior to the closing of the business combination will receive two separate contingent value rights related to our STING programs. There can be no assurance that our stockholders will ever receive payment pursuant to these rights, and these rights may expire valueless.

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

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. You should also read carefully the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as filed with the Securities and Exchange Commission on February 14, 2020 and May 7, 2020, respectively, to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our subsequent Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, press releases, and our website. Any forward-looking statements that we make in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2020	2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$8,531	$28,709
Marketable securities	14,990	25,746
Prepaid expenses and other current assets	2,717	3,522
Total current assets	26,238	57,977
Property and equipment, net	2,043	2,234
Operating lease right-of-use assets	2,576	2,717
Restricted cash	234	234
Other assets	—	35
Total	$31,091	$63,197
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,530	$2,210
Accrued expenses and other current liabilities	2,239	2,438
Accrued interest payable	—	403
Operating lease liabilities, current	364	355
Total current liabilities	5,133	5,406
Convertible term loan, net of unamortized discount	—	19,070
Warrant liabilities	38	299
Operating lease liabilities, noncurrent	2,688	2,869
Other long-term liabilities	—	27
Total liabilities	7,859	27,671
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 10,000,000 shares at June 30, 2020 and December 31, 2019; no shares issued or outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value—authorized, 200,000,000 shares at June 30, 2020 and December 31, 2019; 17,248,545 and 16,513,763 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	2	2
Additional paid-in capital	164,118	161,924
Accumulated deficit	(140,887)	(126,165)
Accumulated other comprehensive loss	(1)	(235)
Total stockholders’ equity	23,232	35,526
Total	$31,091	$63,197

See accompanying notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$3,204	$7,275	$8,507	$12,842
General and administrative	2,164	2,490	5,043	5,300
Total operating expenses	5,368	9,765	13,550	18,142
Loss from operations	(5,368)	(9,765)	(13,550)	(18,142)
Other income (expense):
Interest income	44	325	285	686
Interest expense	(35)	—	(511)	—
Loss on extinguishment of convertible term loan	(1,207)	—	(1,207)	—
Change in fair value of warrant liabilities	22	4,885	261	7,706
Net loss	(6,544)	(4,555)	(14,722)	(9,750)
Unrealized gain/(loss) on marketable securities	157	(97)	234	(213)
Comprehensive loss	$(6,387)	$(4,652)	$(14,488)	$(9,963)
Net loss per common share - basic and diluted	$(0.38)	$(0.28)	$(0.88)	$(0.59)
Weighted-average number of shares outstanding - basic and diluted	17,052,088	16,443,379	16,787,919	16,440,192

See accompanying notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(In Thousands, Except Share and Per Share Data)

For the Three Months Ended	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
June 30, 2020	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at March 31, 2020	16,582,444	$2	$162,771	$(134,343)	$(158)	$28,272
Stock-based compensation	—	—	449	—	—	449
Issuance of common stock for services rendered	17,006	—	25	—	—	25
Issuance of common stock in connection with at-the-market offering, net of issuance costs	649,095		819			819
Convertible term loan warrant amendment			54			54
Net unrealized gain on marketable securities	—	—	—	—	157	157
Net loss	—	—	—	(6,544)	—	(6,544)
Balance at June 30, 2020	17,248,545	$2	$164,118	$(140,887)	$(1)	$23,232

For the Three Months Ended	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
June 30, 2019	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at March 31, 2019	16,442,532	$2	$158,928	$(107,263)	$(121)	$51,546
Stock-based compensation	—	—	982	—	—	982
Issuance of common stock for services rendered	16,023	—	59	—	—	59
Issuance of common stock in connection with at-the-market offering, net of issuance costs	600		6			6
Net unrealized loss on marketable securities	—	—	—	—	(97)	(97)
Net loss	—	—	—	(4,555)	—	(4,555)
Balance at June 30, 2019	16,459,155	$2	$159,975	$(111,818)	$(218)	$47,941

See accompanying notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(In Thousands, Except Share and Per Share Data)

For the Six Months Ended	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
June 30, 2020	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2019	16,513,763	$2	$161,924	$(126,165)	$(235)	$35,526
Stock-based compensation	—	—	1,241	—	—	1,241
Issuance of common stock for services rendered	43,887	—	50	—	—	50
Issuance of common stock in connection with at-the-market offering, net of issuance costs	690,895		849			849
Convertible term loan warrant amendment			54			54
Net unrealized gain on marketable securities	—	—	—	—	234	234
Net loss	—	—	—	(14,722)	—	(14,722)
Balance at June 30, 2020	17,248,545	$2	$164,118	$(140,887)	$(1)	$23,232

For the Six Months Ended	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
June 30, 2019	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2018	16,434,614	$2	$157,931	$(102,068)	$(5)	$55,860
Stock-based compensation	—	—	1,895	—	—	1,895
Issuance of common stock for services rendered	23,941	—	143	—	—	143
Issuance of common stock in connection with at-the-market offering, net of issuance costs	600		6			6
Net unrealized loss on marketable securities	—	—	—	—	(213)	(213)
Net loss	—	—	—	(9,750)	—	(9,750)
Balance at June 30, 2019	16,459,155	$2	$159,975	$(111,818)	$(218)	$47,941

See accompanying notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(14,722)	$(9,750)
Adjustments for:
Depreciation and amortization	191	171
Operating lease right-of-use asset amortization	141	130
Change in fair value of warrant liabilities	(261)	(7,706)
Loss on extinguishment of convertible term loan	1,207	—
Non-cash interest expense	77	—
Non-cash investment income (expense)	(244)	72
Non-cash stock-based compensation	1,291	2,013
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	805	(753)
Other assets	35	132
Accounts payable	320	(155)
Accrued expenses and other liabilities	(629)	1,081
Operating lease liabilities	(172)	—
Net cash used in operating activities	(11,961)	(14,765)
Cash flows from investing activities:
Proceeds from sale of marketable securities	32,234	16,787
Purchases of marketable securities	(21,000)	(6,000)
Purchases of property and equipment	—	(205)
Net cash provided by investing activities	11,234	10,582
Cash flows from financing activities:
Payment of convertible term loan and prepayment fee	(20,300)	—
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	849	6
Cash (used in) provided by financing activities	(19,451)	6
Net decrease in cash, cash equivalents and restricted cash	(20,178)	(4,177)
Cash, cash equivalents and restricted cash, beginning of period	28,943	14,958
Cash, cash equivalents and restricted cash, end of period	$8,765	$10,781
Supplemental disclosures of cash flow information:
Cash paid for taxes	$7	$17
Cash paid for interest, net	$837	$—

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

Until January 2020, the Company was also developing inarigivir, an orally-administered investigational selective immunomodulator, as a potential treatment for chronic hepatitis B virus, or HBV. Inarigivir was being evaluated in multiple clinical trials, including the Company’s Phase 2b CATALYST trials, designed to evaluate both treatment-naïve and virally-suppressed non-cirrhotic patients with HBV under multiple dosing regimens. On January 29, 2020, the Company announced that it terminated all clinical development of inarigivir for the treatment of HBV due to the occurrence of unexpected serious adverse events, including one patient death, in the Company’s Phase 2b CATALYST trial.

On July 29, 2020, the Company and F-star Therapeutics Limited (“F-star”) entered into a Share Exchange Agreement (the “Exchange Agreement”) pursuant to which, subject to the satisfaction or waiver of the conditions set forth in the Exchange Agreement, the Company will acquire the entire issued share capital of F-star with F-star continuing as the combined company (the “Exchange”) (see Note 12).

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

The pandemic caused by an outbreak of a new strain of coronavirus, or the COVID-19 pandemic, that is affecting the U.S. and global economy and financial markets is also impacting the Company’s employees, patients, communities and business operations. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. The Company is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, suppliers, industry, and workforce.

Basis of Presentation and Liquidity

The accompanying consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”).

The accompanying interim financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019, and related interim information contained within the notes to the financial statements, are unaudited. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of June 30, 2020, results of operations for the three and six months ended June 30, 2020 and 2019, statement of stockholders’ equity for the three and six months ended June 30, 2020 and 2019 and its cash flows for the six months ended June 30, 2020 and 2019. These interim financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on February 14, 2020. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results expected for the full fiscal year or any interim period.

As of June 30, 2020, the Company had an accumulated deficit of $140.9 million and $23.5 million in cash, cash equivalents and marketable securities. On April 8, 2020, the Company repaid in full its $20.0 million convertible term loan (see Note 9).

There is no guarantee that the Exchange will be completed. The Company expects its $23.5 million in cash, cash equivalents and marketable securities as of June 30, 2020 will be sufficient to fund operations for at least the next twelve months. This estimate assumes no additional funding from new collaboration agreements, equity financings or further sales under the Company’s Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. (see Note 8).

The Company does not expect to raise any additional funds prior to the completion of the Exchange. However, if the Exchange is not completed, the Company may require significant additional funds earlier than it currently expects in order to conduct clinical trials and preclinical and discovery activities. There can be no assurances, however, that additional funding will be available on favorable terms, or at all. To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect common stockholder rights. If the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, the Company may have to relinquish valuable rights to its technologies, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Sperovie Biosciences, Inc., SBP Securities Corporation and SBP International Limited. Sperovie Biosciences, Inc. had operations consisting mainly of legal fees associated with intellectual property activities as of June 30, 2020. Sperovie Biosciences, Inc. was a joint borrower with the Company under the Company’s convertible term loan (see Note 9). SBP Securities Corporation had assets primarily related to investments in marketable securities and operations consisting primarily of interest income as of June 30, 2020. SBP International Limited had operations consisting mainly of clinical trial oversight, including European data protection oversight, as of June 30, 2020. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash equivalents are stated at fair value and include short-term, highly liquid investments with remaining maturities of 90 days or less at the date of purchase. Included in cash and cash equivalents as of June 30, 2020 are money market fund investments of $7.0 million and included in cash and cash equivalents as of December 31, 2019 are money market fund investments of $21.1 million and United States treasury securities of $6.0 million, which are reported at fair value (see Note 5).

Restricted Cash

As of June 30, 2020 and December 31, 2019, restricted cash consists of approximately $234,000, which is held as a security deposit required in conjunction with a lease agreement for the Company’s principal office and laboratory space entered into in October 2017.

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

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying value, an impairment loss is recorded for the difference between the carrying value and fair value of the asset. As of June 30, 2020, no such impairment has occurred.

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

For the three and six months ended June 30, 2020 and 2019, both methods are equivalent. Basic and diluted net loss per share is described further in Note 2.

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

The Company assesses its income tax positions and records tax benefits based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the consolidated financial statements. The Company classifies interest and penalties associated with such uncertain tax positions as a component of interest expense. As of June 30, 2020 and December 31, 2019, the Company has not identified any material uncertain tax positions.

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

Through June 30, 2020, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

2. NET LOSS PER SHARE

The following table summarizes the computation of basic and diluted net loss per share of the Company for such periods (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(6,544)	$(4,555)	$(14,722)	$(9,750)
Weighted-average number of shares outstanding - basic and diluted	17,052,088	16,443,379	16,787,919	16,440,192
Net loss per common share - basic and diluted	$(0.38)	$(0.28)	$(0.88)	$(0.59)

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

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact due to the losses reported:

	For the Three and Six Months Ended June 30,
	2020	2019
Common stock warrants	1,927,124	1,662,124
Stock options and inducement awards	1,606,275	1,714,815
Restricted stock units	534,000	185,800

3. INVESTMENTS

Cash in excess of the Company’s immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The following table summarizes the Company’s investments, by category, as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30,	December 31,
Investments - Current:	2020	2019
Debt securities - available for sale	$14,990	$25,746
Total	$14,990	$25,746

A summary of the Company’s available-for-sale classified investments as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	At June 30, 2020
	Cost Basis	Accumulated Unrealized Gains	Accumulated Unrealized Losses		Fair Value
Investments - Current:
United States treasury securities	$14,991	$—	$(1)		$14,990
Total	$14,991	$—	$(1)		$14,990

	At December 31, 2019
	Cost Basis	Accumulated Unrealized Gains	Accumulated Unrealized Losses		Fair Value
Investments - Current:
Corporate bonds	$4,990	$—	$(58)		$4,932
United States treasury securities	20,979	—	(165)		20,814
Total	$25,969	$—	$(223)	(1)	$25,746

(1) $(12) of unrealized losses are included in the cash and cash equivalents balance as of December 31, 2019, a total of $(235) net unrealized losses at December 31, 2019.

The amortized cost and fair value of the Company’s available-for-sale investments, by contract maturity, as of June 30, 2020 consisted of the following (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$14,991	$14,990
Total	$14,991	$14,990

4. PROPERTY AND EQUIPMENT, NET

Property and equipment as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Equipment	$1,278	$1,278
Furniture and fixtures	423	450
Leasehold improvements	1,356	1,356
Total property and equipment	3,057	3,084
Less: accumulated depreciation and amortization	(1,014)	(850)
Property and equipment, net	$2,043	$2,234

Depreciation expense for the three and six months ended June 30, 2020 was $95,000 and $191,000, respectively. Depreciation expense for the three and six months ended June 30, 2019 was $88,000 and $171,000, respectively.

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

A summary of the assets and liabilities that are measured at fair value as of June 30, 2020 and December 31, 2019 is as follows (in thousands):

		Fair Value Measurement at June 30, 2020
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$7,012	$7,012	$—	$—
United States treasury securities	14,990	—	14,990	—
Total	$22,002	$7,012	$14,990	$—

Liabilities:
Warrant liabilities	$38	$—	$—	$38
Total	$38	$—	$—	$38

		Fair Value Measurement at December 31, 2019
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$21,065	$21,065	$—	$—
United States treasury securities (1)	5,982	—	5,982	—
Fixed income securities	25,746	—	25,746	—
Total	$52,793	$21,065	$31,728	$—

Liabilities:
Warrant liabilities	$299	$—	$—	$299
Total	$299	$—	$—	$299

(1) Money market funds and United States treasury securities with maturities of less than 90 days at the date of purchase are included within cash and cash equivalents in the accompanying consolidated balance sheets and are recognized at fair value.

The following table reflects the change in the Company’s Level 3 liabilities, which consists of the warrants issued in a private placement in November 2016 (see Note 7), for the three months ended June 30, 2020 (in thousands):

November Private Placement Warrants
Balance at December 31, 2018	$8,511
Change in fair value	(8,212)
Balance at December 31, 2019	299
Change in fair value	(261)
Balance at June 30, 2020	$38

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Preclinical and clinical studies	$1,124	$1,473
Compensation and benefits	765	614
Accounting and legal	254	240
Other	96	111
Total accrued expenses and other current liabilities	$2,239	$2,438

7. WARRANTS

In connection with the Company’s IPO, the Company issued to the sole book-running manager for the IPO a warrant to purchase 27,600 shares of common stock in May 2016 and a warrant to purchase 747 shares of common stock in June 2016 (together, the “IPO Warrants”). The IPO Warrants are exercisable at an exercise price of $15.00 per share and expire on May 5, 2021. The Company evaluated the terms of the IPO Warrants and concluded that they should be equity-classified. The fair value of the May 2016 IPO Warrants was estimated on the applicable issuance dates using a Black-Scholes pricing model based on the following assumptions: an expected term of 4.99 years; expected stock price volatility of 87%; a risk-free rate of 1.20%; and a dividend yield of 0%. The fair value of the June 2016 IPO Warrants was estimated on the applicable issuance dates using a Black-Scholes pricing model based on the following assumptions: an expected term of 4.92 years; expected stock price volatility of 87%; a risk-free interest rate of 1.23%; and a dividend yield of 0%. The aggregate fair value of the IPO Warrants on the date of issuance was approximately $0.2 million.

In November 2016, the Company entered into a definitive agreement with respect to the private placement of 1,644,737 shares of common stock and warrants to purchase 1,644,737 shares of common stock (the “November 2016 Private Placement Warrants”) to a group of accredited investors. These investors paid $9.12 for each share of common stock and warrant to purchase one share of common stock. The November 2016 Private Placement Warrants are exercisable at an exercise price of $10.79 per share and expire on November 23, 2021. The Company evaluated the terms of these warrants and concluded that they are liability-classified. In November 2016, the Company recorded the fair value of these warrants of approximately $8.3 million using a Black-Scholes pricing model. The Company must recognize any change in the value of the warrant liability each reporting period in the statement of operations. As of June 30, 2020 and December 31, 2019, the fair value of the November 2016 Private Placement Warrants was approximately $38,000 and $0.3 million, respectively, and 10,960 shares have been exercised to date (see Note 5).

A summary of the Black-Scholes pricing model assumptions used to record the fair value of the warrants is as follows:

	June 30, 2020	December 31, 2019
Risk-free interest rate	0.2%	1.6%
Expected term (in years)	1.4	1.9
Expected volatility	80.9%	100.0%
Expected dividend yield	0%	0%

In September 2019, the Company entered into a term loan (the “Convertible Term Loan”) with Pontifax Medison Finance (Israel) L.P. and Pontifax Medison Finance (Cayman) L.P., as lenders, and Pontifax Medison Finance GP, L.P., in its capacity as administrative agent and collateral agent for itself and the lenders, providing for a $20.0 million term loan (see Note 9). In connection with the Company’s Convertible Term Loan, the Company issued to certain lenders warrants to purchase 250,000 shares of common stock (the “Pontifax Warrants”). Prior to their amendment in April 2020 (see Note 9), the Pontifax Warrants were exercisable at an exercise price of $6.57 per share. The Pontifax Warrants expire on September 19, 2025. The Company evaluated the terms of the Pontifax Warrants and concluded that they are equity-classified. The fair value of the Pontifax Warrants was estimated on the issuance date using a Black-Scholes pricing model based on the following assumptions: an expected term of 6.0 years; expected stock price volatility of 83.2%; a risk-free interest rate of 1.7%; and a dividend yield of 0%. The aggregate fair value of the Pontifax Warrants on the date of issuance was approximately $0.6 million and was recorded as a discount to the term loan and will be amortized over the life of the term loan using the effective interest rate method. The aggregate fair value remaining on the payoff date was $0.5 million and was included in the loss on extinguishment of the Convertible Term Loan upon repayment (see Note 9). In connection with the repayment of the Convertible Term Loan, the Pontifax Warrants were amended and restated to amend the exercise price to $2.08 per share, which was equal to 1.5 times the weighted-average closing price of the Company’s Common Stock during the 90 days prior to the repayment date. All other terms of the Pontifax Warrants remained the same. During the three months ended June 30, 2020, there was an incremental expense of approximately $54,000 for the amendment of the Pontifax Warrant exercise price.

In September 2019, the Company issued warrants to a service provider to purchase 15,000 shares of common stock (the “September 2019 Warrants”). The September 2019 Warrants are exercisable at an exercise price of $4.21 per share and expire on September 19, 2021. The Company evaluated the terms of the September 2019 Warrants and concluded that they are equity-classified. The fair value of the September 2019 Warrants was estimated on the applicable issuance date using a Black-Scholes pricing model based on the following assumptions: an expected term of 2.0 years; expected stock price volatility of 69.4%; a risk-free interest rate of 1.7%; and a dividend yield of 0%. The aggregate fair value of the September 2019 Warrants on the date of issuance was approximately $19,000. Approximately $13,000 and $6,000 has been expensed during the periods ended June 30, 2020 and December 31, 2019, respectively.

A summary of the warrant activity for the six months ended June 30, 2020 and for the year ended December 31, 2019 is as follows:

Warrants
Outstanding at December 31, 2018	1,662,124
Grants	265,000
Exercises	—
Expirations/cancellations	—
Outstanding at December 31, 2019	1,927,124
Grants	—
Exercises	—
Expirations/cancellations	—
Outstanding at June 30, 2020	1,927,124

8. STOCKHOLDERS’ EQUITY

Common and Preferred Stock

In August 2017, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which the Company may offer and sell, from time to time through Cantor, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million. The Company pays Cantor a commission rate equal to 3.0% of the aggregate gross proceeds from each sale. During the three and six months ended June 30, 2020, the Company sold an aggregate of 649,095 and 690,895 shares of its common stock, respectively, pursuant to the Sales Agreement at a weighted-average selling price of $1.32 per share, during both periods, which resulted in approximately $0.8 million in net proceeds to the Company during both periods. During the three and six months ended June 30, 2019, the Company sold an aggregate of 600 shares of its common stock pursuant to the Sales Agreement at a weighted-average selling price of $10.03 per share, which resulted in de minimis net proceeds to the Company.

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

Amended and Restated 2015 Stock Incentive Plan

In March 2018, the Board approved the Amended and Restated 2015 Plan. Upon receipt of stockholder approval at the Company’s 2018 annual meeting in June 2018, the 2015 Plan was amended and restated in its entirety increasing the authorized number of shares of common stock reserved for issuance by 800,000 shares (the Amended and Restated 2015 Plan, and together with the 2014 Plan, the “Stock Incentive Plans”). Upon receipt of stockholder approval at the Company’s 2020 annual meeting in June 2020, the Amended and Restated 2015 Plan was further amended to increase the authorized number of shares of common stock reserved for issuance by 1,150,000 shares. Following this approval, there are 2,816,863 shares authorized for issuance pursuant to the Amended and Restated 2015 Plan. In addition, to the extent any outstanding awards under the 2014 Plan expire, terminate or are otherwise surrendered, cancelled or forfeited after the closing of the Company’s IPO, those shares are added to the authorized shares under the Amended and Restated 2015 Plan.

The total amount of shares authorized for issuance under all Stock Incentive Plans is 3,450,000. As of June 30, 2020, the Company had 1,216,176 shares available for issuance under the Amended and Restated 2015 Plan.

The exercise price of stock options cannot be less than the fair value of the common stock on the date of grant. Stock options awarded under the Stock Incentive Plans expire 10 years after the grant date, unless the Board sets a shorter term. There were no stock options granted prior to 2015.

The following table summarizes the option activity under the Stock Incentive Plans for the six months ended June 30, 2020 and the year ended December 31, 2019:

	Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2018	1,299,565	$11.18	$881,385
Granted	395,500	9.61	—
Exercised	—	—	—
Cancelled	(22,750)	13.36	—
Outstanding at December 31, 2019	1,672,315	10.78	—
Granted	270,000	1.44	—
Exercised	—	—	—
Cancelled	(426,040)	10.45	—
Options outstanding at June 30, 2020	1,516,275	$9.21	$—
Options exercisable at June 30, 2020	1,017,853	$10.79	$—

As of June 30, 2020, all options outstanding have a weighted-average remaining contractual life of 6.6 years. The weighted-average fair value of all stock options granted for the six months ended June 30, 2020 was $0.99. Intrinsic value at June 30, 2020 and December 31, 2019 is based on the closing price of the Company’s common stock on that date of $1.47 per share and $1.58 per share, respectively.

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

The assumptions the Company used to determine the fair value of stock options granted to employees and directors during the six months ended June 30, 2020 and 2019 are as follows, presented on a weighted-average basis:

	For the Six Months Ended June 30,
	2020	2019
Risk-free interest rate	0.7%	2.6%
Expected term (in years)	5.9	6.0
Expected volatility	82.8%	81.1%
Expected dividend yield	0%	0%

Restricted Stock Units

Performance-Based Restricted Stock Units

In January 2019, the Company issued performance-based RSUs to senior management under the Amended and Restated 2015 Plan that represented shares potentially issuable in the future subject to the satisfaction of certain performance milestones as well as a service condition. The vesting of 50% of the performance-based RSUs was based upon the Company’s performance relative to a peer group over a two-year performance period, from January 1, 2019 through December 31, 2020, measured by the Company’s relative total shareholder return. The vesting of 25% of the performance-based RSUs was based on the achievement of a performance goal milestone as of December 31, 2019 and the vesting of the remaining 25% of the performance-based RSUs was based upon the achievement of a performance goal milestone as of December 31, 2020.

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

As of December 31, 2019, the Company did not meet the 2019 milestone under the performance-based RSUs, and accordingly 46,450 shares were returned to the Amended and Restated 2015 Plan. The previously recognized expense of $0.3 million related to the 2019 milestone was reversed during the year ended December 31, 2019. The 2020 milestone was not deemed probable, and the previously recognized expense of $0.1 million was reversed during the year ended December 31, 2019. The Company recognized $0.3 million expense related to the total shareholder return component of the performance-based RSUs during the year ended December 31, 2019.

In March 2020, the Company and the recipients of these performance-based RSUs agreed to cancel the agreements and as a result, 139,350 shares were returned to the Amended and Restated 2015 Plan. The Company recognized the remaining expense for the total shareholder return performance-based RSUs in the amount of $0.3 million during the six months ended June 30, 2020. The Company did not recognize any expense related to the milestone performance-based RSUs.

In April 2020, the Company issued 360,000 performance-based RSUs to senior management under the Amended and Restated 2015 Plan that represented shares potentially issuable in the future subject to the satisfaction of certain performance milestones. The vesting of 50% of the performance-based RSUs is based on the achievement of a performance goal milestone as of December 31, 2020 and the vesting of the remaining 50% of the performance-based RSUs is based upon the achievement of a performance goal milestone as of December 31, 2021. For the three and six months ended June 30, 2020, the Company recognized approximately $44,000 expense related to the performance-based RSUs.

Time-Based Restricted Stock Units

In March 2020, the Company issued 199,000 time-based RSUs to employees under the Amended and Restated 2015 Plan. The weighted average grant date fair value of the time-based RSUs was $1.41 for the three and six months ended June 30, 2020. The vesting for the time-based RSUs is 50% after one-year from the grant date and the remaining 50% as of December 31, 2021. For the three and six months ended June 30, 2020, the Company recognized approximately $32,000 and $43,000 expense related to the time-based RSUs, respectively.

The following table is a rollforward of all RSU activity under the Stock Incentive Plans for the six months ended June 30, 2020:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Total nonvested units at December 31, 2019	139,350	$7.86
Granted	559,000	1.41
Vested	—	—
Cancelled	(164,350)	6.88
Total nonvested units at June 30, 2020	534,000	$1.07

Stock-Based Compensation

The following table summarizes the Company’s stock-based compensation expense for the three and six months ended June 30, 2020 and 2019 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Stock-based compensation:	2020	2019	2020	2019
Research and development	$171	$339	$446	$656
General and administrative	303	702	845	1,357
Total Stock-based compensation	$474	$1,041	$1,291	$2,013

The fair value of stock options vested during the six months ended June 30, 2020 was $1.5 million. At June 30, 2020, there was $2.4 million of unrecognized stock-based compensation expense relating to stock options granted pursuant to the Stock Incentive Plans, which will be recognized over the weighted-average remaining vesting period of 2.2 years.

At June 30, 2020, there was $0.5 million of unrecognized stock-based compensation expense relating to the time-based RSUs granted pursuant to the Stock Incentive Plans, which will be recognized over the weighted-average remaining vesting period of 1.5 years.

Reserved Shares

As of June 30, 2020 and December 31, 2019, the Company reserved the following shares of common stock for issuance of shares resulting from exercise of outstanding warrants and options, convertible shares from the Convertible Term Loan, as well as issuance of shares available for grant under the Stock Incentive Plans:

	June 30,	December 31,
	2020	2019
IPO warrants	28,347	28,347
November private placement warrants	1,633,777	1,633,777
Convertible term loan	—	2,329,143
Pontifax warrants	250,000	250,000
September 2019 warrants	15,000	15,000
Amended and restated 2015 stock incentive plan	3,266,451	2,160,338
Inducement awards	90,000	90,000
Total	5,283,575	6,506,605

9. CONVERTIBLE TERM LOAN

In September 2019, the Company entered into a Convertible Term Loan with Pontifax Medison Finance (Israel) L.P. and Pontifax Medison Finance (Cayman) L.P., as lenders, and Pontifax Medison Finance GP, L.P., in its capacity as administrative agent and collateral agent for itself and the lenders (collectively, the “Lenders”), providing for a $20.0 million term loan (the “Convertible Term Loan”), which the Company received on September 19, 2019 (the “Closing Date”). The Company incurred issuance costs of $0.4 million and Pontifax Warrants costs of $0.6 million. The Convertible Term Loan issuance costs and Pontifax Warrant costs are shown as an offset to the Convertible Term Loan on the balance sheet and are amortized using the effective interest method to interest expense through September 23, 2023 (the “Maturity Date”). In April 2020, the Company entered into a prepayment notice and pay-off letter with the Lenders, which provided for the full repayment in cash of the $20.0 million Convertible Term Loan and amended the exercise price with respect to the Pontifax Warrants. Upon repayment of the Convertible Term Loan, the Company incurred a loss on extinguishment of debt, which included $0.3 million for a prepayment fee, $0.4 million of unamortized issuance costs, $0.5 million in unamortized Pontifax Warrant costs and approximately $54,000 for the Pontifax Warrant amendment (see Note 7).

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

The Company’s obligations were secured by a security interest, senior to any current and future debts and to any security interest, in all of the Company’s right, title, and interest in, to and under all of its property and other assets, subject to limited exceptions including the Company’s intellectual property. The Convertible Term Loan contained customary events of default, representations, warranties and covenants, including a material adverse effect clause. The Company was required to maintain a minimum cash balance of $7.0 million in its accounts.

Upon the occurrence of an event of default, a default interest rate of an additional 4% per annum would have been applied to the outstanding loan balances, and the Lenders would have been able to declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Convertible Term Loan and under applicable law. The Company evaluated the accounting for the Convertible Term Loan and identified an embedded derivative related to the contingent interest feature. The Company determined the fair value of the contingent interest feature to be de minimis.

In addition, the Company issued the Lenders warrants to purchase an aggregate of 250,000 shares of the Company’s common stock (the “Pontifax Warrants”). The Pontifax Warrants are exercisable for a period of six years from the Closing Date and were exercisable at an exercise price of $6.57 per share prior to their amendment in April 2020. The aggregate fair value of the Pontifax Warrants on the date of issuance was approximately $0.6 million and was recorded as a discount to the term loan and will be amortized over the life of the term loan using the effective interest rate method. The aggregate fair value remaining on the payoff date was $0.5 million and was included in the loss on extinguishment of the Convertible Term Loan upon repayment. In connection with the repayment of the Convertible Term Loan, the Pontifax Warrants were amended and restated to amend the exercise price to $2.08 per share, which was equal to 1.5 times the weighted-average closing price of the Company’s Common Stock during the 90 days prior to the repayment date. All other terms of the Pontifax Warrants remained the same. During the three months ended June 30, 2020, there was an incremental expense of approximately $54,000 for the amendment of the Pontifax Warrant exercise price, which is included in the loss on extinguishment of debt (see Note 7).

During the three and six months ended June 30, 2020, the Company recorded interest expense of approximately $35,000 and $511,000, respectively, in connection with the Convertible Term Loan. There was no interest expense recorded during the three and six months ended June 30, 2019.

10. LEASES

The Company has operating leases for its principal office and laboratory space and the Company’s former headquarters. The Company’s leases have remaining lease terms of approximately 8.3 years for its principal office and laboratory space, which includes an option to extend the lease for up to 5 years, and approximately 0.9 years for its former headquarters. The Company’s former headquarters location is subleased through the remainder of the lease term.

Other information related to leases as of June 30, 2020 and 2019 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Cash paid for amounts included in the measurement of lease liabilities:	2020	2019	2020	2019
Operating cash flow from operating leases (in thousands)	$147	$91	$291	$130

Right-of-use assets obtained in exchange for lease obligations:
Operating leases (in thousands)	$—	$2,980	$—	$2,980

As of June 30, 2020 and December 31, 2019, the weighted average remaining lease term for operating leases was 8.0 years and 8.3 years, respectively.

As of June 30, 2020 and December 31, 2019, the weighted average discount rate for operating leases was 8% for both periods.

Operating lease costs under the leases for the three and six months ended June 30, 2020 were approximately $165,000 and $330,000, respectively. Total operating lease costs for the three and six months ended June 30, 2020 were offset by $21,000 and $50,000, respectively, for sublease income and variable lease cost payments. Operating lease costs under the leases for the three and six months ended June 30, 2019 were approximately $130,000 and $260,000, respectively. Total operating lease costs for the three and six months ended June 30, 2019 were offset by $18,000 and $37,000, respectively, for sublease income and variable lease cost payments.

The following table summarizes the Company’s maturities of operating lease liabilities as of June 30, 2020 (in thousands):

Year
2020 (excluding the six months ended June 30, 2020)	$297
2021	508
2022	450
2023	462
2024	474
Thereafter	1,931
Total lease payments	$4,122
Less: present value discount	(1,070)
Total	$3,052

11. COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accrues for contingent liabilities to the extent that the liability is probable and estimable. There are no accruals for contingent liabilities in these consolidated financial statements.

12. SUBSEQUENT EVENTS

On July 29, 2020, the Company entered into the Exchange Agreement with F-star and the holders of outstanding shares and convertible notes of F-star. Under the terms of the Exchange, subject to the satisfaction or waiver of the conditions set forth in the Exchange Agreement, the Company will acquire the entire issued share capital of F-star, with F-star to continue as the combined company. The Exchange has been approved by the boards of directors of both companies and the equity holders of F-star and is expected to close in late 2020, subject to customary closing conditions, including the approval of the Company’s stockholders. Upon completion of the Exchange, Spring Bank Pharmaceuticals, Inc. will be renamed F-star Therapeutics, Inc., and is expected to trade on the Nasdaq Capital Market under the ticker symbol “FSTX”.

The Exchange is intended to create a company focused on transforming the lives of patients with cancer through the development of innovative tetravalent bispecific (mAb2™) antibodies. The combined company will advance its immuno-oncology pipeline of multiple tetravalent bispecific antibody programs, including the Company’s STING (STimulator of INterferon Gene) agonist, SB 11285, currently in a Phase 1/2 clinical trial.

The combined company will be led by Eliot Forster, Ph.D., MBA, F-star President and Chief Executive Officer, and will be headquartered in United Kingdom. The initial size of the Board of Directors of the Company will be eight and the initial directors are expected to be Nessan Bermingham, Ph.D., who shall be Chairman; David Arkowitz, MBA (continuing Company director); Edward Benz, MD; Todd Brady, MD, Ph.D. (continuing Company director); Eliot Forster, Ph.D., MBA; Pamela Klein, MD (continuing Company director); Patrick Krol, MBA; and Geoffrey Race, FCMA MBA. The resignations from the Company’s board of directors of each of Timothy Clackson, Ph.D., Martin Driscoll, Kurt Eichler and Scott Smith will be effective as of the closing of the proposed Exchange.

The Company continues to conduct activities with respect to SB 11285, its intravenously-administered STING agonist product candidate, as well as other preclinical activities as described further in this Quarterly Report on Form 10-Q.

The Company has evaluated subsequent events through the date on which the consolidated financial statements were issued to ensure that this Quarterly Report on Form 10-Q includes appropriate disclosure of events both recognized in the consolidated financial statements and events which occurred subsequently but were not recognized in the consolidated financial statements.

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

Until January 2020, we had been developing inarigivir soproxil, an orally-administered investigational selective immunomodulator, as a potential treatment for chronic hepatitis B virus, or HBV. In April 2019, we launched two Phase 2 global trials (CATALYST 1 and CATALYST 2) examining the administration of inarigivir 400mg as monotherapy and co-administered with a nucleotide in naïve and virally suppressed chronic HBV patients. On January 29, 2020, we announced that we were terminating all clinical development of inarigivir for the treatment of HBV due to the occurrence of unexpected serious adverse events, including one patient death, in our Phase 2b CATALYST trial.

Key Developments

On July 29, 2020, we entered into a share exchange agreement, or the Exchange Agreement, with F-star Therapeutics Limited, or F-star, a private company registered in England and Wales, and the holders of issued shares in the capital of F-star and the holders of convertible notes of F-star, pursuant to which, subject to the satisfaction or waiver of the conditions set forth in the Exchange Agreement, we will acquire the entire issued share capital of F-star, with F-star Therapeutics, Inc. to continue as the combined company, which we collectively refer to as the Exchange. Upon completion of the Exchange, Spring Bank Pharmaceuticals, Inc. will be renamed F-star Therapeutics, Inc., and is expected to trade on the Nasdaq Capital Market under the ticker symbol “FSTX”.

The Exchange is intended to create a company focused on transforming the lives of patients with cancer through the development of innovative tetravalent bispecific (mAb2™) antibodies. The combined company will advance its immuno-oncology pipeline of multiple tetravalent bispecific antibody programs, including the Company’s STING (STimulator of INterferon Gene) agonist, SB 11285, currently in a Phase 1/2 clinical trial.

The combined company will be led by Eliot Forster, Ph.D., MBA, F-star President and Chief Executive Officer, and will be headquartered in Cambridge, United Kingdom. The initial size of the Board of Directors of the Company will be eight and the initial directors are expected to be Nessan Bermingham, Ph.D., who shall be Chairman; David Arkowitz, MBA (continuing Company director); Edward Benz, MD; Todd Brady, MD, Ph.D. (continuing Company director); Eliot Forster, Ph.D., MBA; Pamela Klein, MD (continuing Company director); Patrick Krol, MBA; and Geoffrey Race, FCMA MBA. The resignations from the Company’s board of directors of each of Timothy Clackson, Ph.D., Martin Driscoll, Kurt Eichler and Scott Smith will be effective as of the closing of the proposed Exchange.

We will continue to conduct activities with respect to SB 11285, our intravenously (IV)-administered STING agonist product candidate, as well as other preclinical activities as described below.

Spring Bank Development Programs

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

We initiated dosing in the initial monotherapy cohort of this Phase 1 trial in the fourth quarter of 2019. Although several of the institutions involved in the conduct of this trial have suspended patient enrollment in all of their clinical trials due to the COVID-19 pandemic, we have been able to continue dosing patients in this trial at two key sites and just recently completed the dosing of patients in the third cohort. Depending on whether we are able to continue enrolling and dosing patients in this Phase 1 trial, we plan to complete the fourth monotherapy cohort by the end of the third or early fourth quarter of 2020. Also, we expect to initiate the first combination cohort examining the co-administration of SB 11285 and atezolizumab by the end of summer 2020. We anticipate that we will announce monotherapy data in the fourth quarter of 2020 and generate sufficient data from our Phase 1a/1b IV STING agonist program by the end of the first half of 2021 to enable advancement into a Phase 2 clinical trial. While the company currently anticipates this Phase 1 trial will remain open and currently enrolled patients will continue on study, all clinical sites activated for the study may determine to stop enrolling and/or dosing patients as a result of the impact of the COVID-19 pandemic, which has the potential to impact both the advancement into combination cohorts and the availability of data in 2020 and the first half of 2021.

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

We are also exploring the use of our novel STING antagonist compounds for the treatment of certain autoimmune and inflammatory diseases where the STING pathway is involved. Our STING antagonists are selectively designed to block aberrant activation of the STING pathway, which contributes to the causes of certain autoimmune and inflammatory diseases, including STING-associated vasculopathy with onset in infancy (SAVI), systemic lupus erythematosus (SLE) and other proinflammatory-mediated diseases. In July 2019, we presented preclinical data from a novel STING antagonist compound, which showed potent inhibition of interferon and pro-inflammatory cytokines in wild type and mutant STING in vitro models. In vivo administration of this compound antagonized STING-agonist-induced interferon and cytokine production in the blood, spleen and liver in mice, illustrating the potential that this compound has for therapeutic applications in interferonopathies, as well as autoimmune and inflammatory diseases. Furthermore, in August 2019, we entered into a research agreement with the University of Texas

Southwestern Medical School to evaluate our small molecule STING antagonist compounds. We hope to initiate IND-enabling activities for our lead, orally-available STING antagonist product candidate, SB 11736, in early 2021.

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

We have incurred significant annual net operating losses in every year since our inception and expect to continue to incur significant expenses and net operating losses for the foreseeable future. Our net losses for the three and six months ended June 30, 2020 were $6.5 million and $14.7 million, respectively, and our net losses for the three and six months ended June 30, 2019 were $4.6 million and $9.8 million, respectively. As of June 30, 2020, we had an accumulated deficit of $140.9 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and increasing operating losses for the next several years.

We do not expect to raise any additional funds prior to the completion of the Exchange. However, if the Exchange is not completed, we may require significant additional funds earlier than we currently expect in order to conduct clinical trials and preclinical and discovery activities. There can be no assurances, however, that additional funding will be available on favorable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect common stockholder rights. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us.

There is no guarantee that the Exchange will be completed. As of June 30, 2020, we had $23.5 million in cash, cash equivalents and marketable securities. We expect that our cash, cash equivalents and marketable securities as of June 30, 2020 will be sufficient to fund operations for at least the next twelve months. This estimate assumes no additional funding from new collaboration agreements, equity financings or further sales under our Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co.

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

Our direct research and development expenses are not currently tracked on a program-by-program basis. Until January 2020, we were primarily focused on the research and development of inarigivir. Going forward, and at least until the completion of the Exchange, we expect our primary focus to be on the research and development of compounds targeting the STING pathway. Our direct research and development expenses consist primarily of external costs, such as fees paid to investigators, consultants and CROs in connection with our preclinical studies and clinical trial and regulatory fees. We do not allocate employee-related costs and other indirect costs to specific research and development programs.

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

We anticipate our research and development expenses will trend below comparable prior period levels in the near future as a result of reduced research and development activities and a reduced headcount of research and development personnel.

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

We anticipate our general and administrative expenses will remain consistent with comparable prior period levels in the near future. We will continue to incur expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements, director and officer insurance premiums, and investor and public relations costs.

Other income (expense)

Other income (expense) consists of interest income earned on our cash, cash equivalents, restricted cash and marketable securities, interest expense paid on the Convertible Term Loan and the loss on extinguishment of debt for repayment of the Convertible Term Loan.

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

Warrants Issued in 2016 Private Placement

In connection with our private placement offering in November 2016, or the November private placement, we issued warrants to purchase 1,644,737 shares of common stock, which we refer to as the November 2016 Warrants. These warrants are exercisable at an exercise price of $10.79 per share. We evaluated the terms of these warrants and concluded that they should be liability-classified. In November 2016, we recorded the fair value of these warrants of approximately $8.3 million. We recognize any change in the value of the warrant liability each reporting period in the statement of operations. As of June 30, 2020, the fair value of the warrants was approximately $38,000, which is a decrease of approximately $261,000 from the fair value of approximately $299,000 as of December 31, 2019. See Note 7 of the notes to the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

We recognize forfeitures as they occur and the compensation expense is reversed in the period that the forfeiture occurs. The assumptions we used to determine the fair value of granted stock options in six months ended June 30, 2020 and 2019 are as follows:

	For the Six Months Ended June 30,
	2020	2019
Risk-free interest rate	0.7%	2.6%
Expected term (in years)	5.9	6.0
Expected volatility	82.8%	81.1%
Expected dividend yield	0%	0%

The assumptions used to determine the fair value of the time-based RSUs granted to management during the six months ended June 30, 2020 is based on the market price of the award on the grant date, which was a weighted average fair value for the six months ended June 30, 2020 of $1.41 per share.

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

The following table summarizes the classification of our stock-based compensation expenses recognized in our consolidated statements of operations and comprehensive loss (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Stock-based compensation:	2020	2019	2020	2019
Research and development	$171	$339	$446	$656
General and administrative	303	702	845	1,357
Total Stock-based compensation	$474	$1,041	$1,291	$2,013

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Operating expenses:
Research and development	$3,204	$7,275	$(4,071)	$8,507	$12,842	$(4,335)
General and administrative	2,164	2,490	(326)	5,043	5,300	(257)
Total operating expenses	5,368	9,765	(4,397)	13,550	18,142	(4,592)
Loss from operations	(5,368)	(9,765)	4,397	(13,550)	(18,142)	4,592
Other income (expense)	(1,198)	325	(1,523)	(1,433)	686	(2,119)
Change in fair value of warrant liabilities	22	4,885	(4,863)	261	7,706	(7,445)
Net loss	$(6,544)	$(4,555)	$(1,989)	$(14,722)	$(9,750)	$(4,972)

Research and development expenses.

Research and development expenses during the three months ended June 30, 2020 and 2019 were $3.2 million and $7.3 million, respectively. The decrease of $4.1 million during the three months ended June 30, 2020 was primarily due to a decrease in spending on preclinical and clinical trial-related activities for inarigivir and manufacturing costs for inarigivir and SB 11285 of $3.6 million, as well as other research and development related expenses of $0.5 million, including laboratory supplies, salaries and benefits costs and non-cash charges for stock-based compensation.

Research and development expenses during the six months ended June 30, 2020 and 2019 were $8.5 million and $12.8 million, respectively. The decrease of $4.3 million during the six months ended June 30, 2020 was primarily due to a decrease in spending on preclinical studies and clinical trial-related activities for inarigivir and manufacturing costs for inarigivir and SB 11285 of $3.8 million, as well as other research and development related expenses of $0.5 million, including laboratory supplies, salaries and benefits costs and non-cash charges for stock-based compensation.

General and administrative expenses.

General and administrative expenses during the three months ended June 30, 2020 and 2019 were $2.2 million and $2.5 million, respectively. The decrease of $0.3 million during the three months ended June 30, 2020 was primarily due to a decrease in non-cash stock-based compensation of $0.4 million, offset by insurance costs of $0.1 million.

General and administrative expenses during the six months ended June 30, 2020 and 2019 were $5.0 million and $5.3 million, respectively. The decrease of $0.3 million during the six months ended June 30, 2020 was primarily due to an decrease in non-cash charges for stock-based compensation of $0.5 million and legal-related costs of $0.2 million, offset by other general and administrative related expenses of $0.4 million, including consulting-related costs and public company related costs.

Other income (expense). Other income (expense) during the three and six months ended June 30, 2020 and 2019 is comprised of interest income, offset by interest expense and loss on extinguishment of debt. Interest income during the three and six months ended June 30, 2020 was approximately $44,000 and $285,000, respectively, and was primarily related to the interest earned on marketable securities. Interest expense during the three and six months ended June 30, 2020 was approximately $35,000 and $511,000, respectively, and was due to the interest expense incurred on the Convertible Term Loan. Loss on extinguishment of debt during the three and six months ended June 30, 2020 was approximately $1.2 million during both periods and was due to the repayment of the Convertible Term Loan. Interest income during the three and six months ended June 30, 2019 was approximately $325,000 and approximately $686,000, respectively, and was primarily due to the interest earned on marketable securities. There was no interest expense and no loss on extinguishment of debt as of June 30, 2019.

Change in fair value of warrant liabilities. The change in fair value of warrant liabilities during the three and six months ended June 30, 2020 was a gain of approximately $22,000 and $261,000, respectively. The change in fair value of warrant liabilities during the three and six months ended June 30, 2019 was a gain of $4.9 million and $7.7 million, respectively. The change in value each period was solely due to the change in the fair value of the November 2016 Warrants, primarily as a result of the change in our stock price and stock price volatility.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through June 30, 2020, we have financed our operations through proceeds received from private placements of convertible notes, common stock and/or warrants, the exercise of options and warrants, NIH grant funding and public offerings of securities. As of June 30, 2020, we had cash, cash equivalents and marketable securities totaling $23.5 million and an accumulated deficit of $140.9 million.

In August 2017, we entered into a Controlled Equity OfferingSM Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $50.0 million. We pay Cantor a commission rate equal to 3.0% of the aggregate gross proceeds from each sale. Shares sold under the Sales Agreement were offered and sold pursuant to our Registration Statement on Form S-3 (Registration No. 333-218399) that was declared effective by the SEC on June 12, 2017, which we refer to as the S-3 Registration Statement, and a prospectus supplement and accompanying base prospectus that we filed with the SEC on August 18, 2017. During the three and six months ended June 30, 2020, we sold an aggregate of 649,095 and 690,895 shares of our common stock, respectively, pursuant to the Sales Agreement at a weighted-average selling price of $1.32 per share, during both periods, which resulted in approximately $0.8 million in net proceeds to the Company during both periods. During the year ended December 31, 2019, we sold an aggregate of 600 shares of our common stock under the Sales Agreement at a weighted average selling price of $10.03 per share, which resulted in de minimis net proceeds.

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

On April 8, 2020, we entered into a prepayment notice and pay-off letter with the Lenders, which provided for the full repayment in cash on April 8, 2020 of our $20.0 million Convertible Term Loan. The pay-off letter provided that the repayment amount would be approximately $20.3 million, which included payment in full of all outstanding principal and accrued interest underlying the Convertible Term Loan and $0.3 million for a prepayment fee. Pursuant to the pay-off letter, all of our indebtedness and obligations to the Lenders were discharged in full, and all security interests and other liens held by the Lenders as security for the Convertible Term Loan terminated upon the Lenders’ receipt of the repayment amount. In connection with the repayment of the Convertible Term Loan, the warrants previously issued to the lenders were amended and restated so that the new exercise price is $2.08, which was equal to 1.5 times the weighted-average closing price of our common stock during the 90 days prior to the repayment date and resulted in an incremental expense of approximately $54,000. All other terms and conditions of the Pontifax Warrants remain the same.

We made the decision to repay the Convertible Term Loan as a result of changes in our operating needs following our announcement in the first quarter of 2020 that we were discontinuing the development of our HBV program, as well as the cost of capital associated with the Convertible Term Loan.

Cash Flows

The following table summarizes sources and uses of cash for each of the periods presented (in thousands):

	For the Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(11,961)	$(14,765)
Net cash provided by investing activities	11,234	10,582
Net cash (used in) provided by financing activities	(19,451)	6
Net decrease in cash, cash equivalents and restricted cash	$(20,178)	$(4,177)

Net cash used in operating activities. The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities during the six months ended June 30, 2020 and 2019 was $12.0 million and $14.8 million, respectively. The decrease in cash used in operating activities during the six months ended June 30, 2020 compared to six months ended June 30, 2019 of $2.8 million was primarily due to a decrease in the non-cash change in the fair value of the warrant liability of $7.4 million, non-cash change in stock-based compensation of $0.7 million and prepaid expense and other current assets of $1.5 million, offset by an increase in net loss of $4.9 million, loss on extinguishment of debt of $1.2 million and accrued expenses and other current and non-current liabilities of $1.7 million.

Net cash provided by investing activities. Net cash provided by investing activities during the six months ended June 30, 2020 and 2019 was $11.2 million and $10.6 million, respectively. The cash provided by investing activities during the six months ended June 30, 2020 was primarily the result of $32.2 million in proceeds from the sale of marketable securities, which was offset by $21.0 million for the purchase of marketable securities. The cash used in investing activities during the six months ended June 30, 2019 was primarily the result of $16.8 million in proceeds from the sale of marketable securities, which was offset by $6.0 million for the purchase of marketable securities and $0.2 million for the purchase of property and equipment.

Net cash (used in) provided by financing activities. Net cash used in financing activities during the six months ended June 30, 2020 was $19.5 million and net cash provided by financing activities during the six months ended June 30, 2019 was approximately $6,000. Net cash used in financing activities during the six months ended June 30, 2020 was primarily the result of $20.3 million for payment of the Convertible Term Loan and prepayment charge, offset by $0.8 million of net proceeds from our at-the-market offering program under the Sales Agreement. Net cash provided by financing activities during the six months ended June 30, 2019 was the result of net proceeds from our at-the-market offering program under the Sales Agreement.

Funding Requirements

As of June 30, 2020, we had $23.5 million in cash, cash equivalents and marketable securities. We expect that our cash, cash equivalents and marketable securities as of June 30, 2020 will be sufficient to fund operations for at least the next twelve months. This estimate assumes no additional funding from new collaboration agreements, equity financings or further sales under our Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co.

Our future capital requirements as a stand-alone company, if the proposed Exchange were not to be completed, are difficult to forecast. Our future funding requirements will depend on many factors, including, but not limited to:

•	the continued clinical development of SB 11285, our lead STING agonist product candidate;
•	the costs involved in conducting preclinical and clinical activities for our STING and COVID-19 programs;
•	the costs of preparing, filing, and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;
•	the extent to which we may elect to continue product development activities in the future, if at all; and
•	the timing and completion of the Exchange.

We do not expect to raise any additional funds prior to the completion of the Exchange. However, if the Exchange is not completed, we may require significant additional funds earlier than we currently expect in order to conduct clinical trials and preclinical and discovery activities. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with future research and development activities.

To the extent the Exchange is not completed and our capital resources are insufficient to meet our future operating and capital requirements, we will need to finance our future cash needs through public or private equity offerings, collaboration agreements, debt financings or licensing arrangements. However, additional funding may not be available to us on acceptable terms or at all, and our ability to obtain funding may be adversely affected by the uncertainty and volatility in the U.S. capital markets relating to the ongoing COVID-19 pandemic. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities or by selling convertible debt securities, further dilution to our existing stockholders may result. In addition, pursuant to the instructions to Form S-3, if we file a new S-3 shelf registration statement, we would only have the ability to sell shares under such registration statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates, which is commonly referred to as our “public float.” If adequate funds are not available, we may be required to obtain funds through collaborators that may require us to relinquish rights to our technologies or drug candidates that we might otherwise seek to develop or commercialize independently.

Contractual Obligations and Commitments

In September 2019, we entered into the Convertible Term Loan with the Lenders that provided for a $20.0 million term loan with an annual interest rate of 8.0%. The Convertible Term Loan provided for interest-only payments for twenty-four months and repayment of the aggregate outstanding principal balance of the term loan in quarterly installments starting upon expiration of the interest only period and continuing through September 19, 2023. On April 8, 2020, we entered into a prepayment notice and pay-off letter with the Lenders, which provided for the full repayment in cash on April 8, 2020 of the Convertible Term Loan. Pursuant to the pay-off letter, all of our indebtedness and obligations to the Lenders were discharged in full, and all security interests and other liens held by the Lenders as security for the Loan terminated upon the Lenders’ receipt of the repayment amount. The Convertible Term Loan and the subsequent repayment are described in Note 9 to the notes to the consolidated financial statements contained in this Quarterly Report on Form 10-Q.

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

We are exposed to market risk related to changes in interest rates. Our cash, cash equivalents and marketable securities of $23.5 million as of June 30, 2020, consisted of cash, cash equivalents and marketable securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because a significant amount of the marketable securities in our investment portfolio are short-term in nature, an immediate 10% change in market interest rates would not be expected to have a material impact on the fair market value of our investment portfolio or on our financial condition or results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2020, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of the COVID-19 pandemic, in March 2020, certain of our employees began working remotely. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any material litigation.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, or the Form 10-K, and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which could materially affect our business, financial condition, or results of operations. Other than the addition of the following risk factors, there have been no material changes in or additions to the risk factors referred to in the previous sentence.

Risks Related to the Exchange

The issuance of our common stock in the Exchange pursuant to the Exchange Agreement must be approved by our stockholders. Failure to obtain this approval and failure of any other closing conditions to the Exchange Agreement would prevent the Closing of the Exchange.

Before the Exchange can be completed, our stockholders must approve the Exchange. Failure to obtain the required stockholder approval may result in a material delay in, or the abandonment of, the Exchange. Even if the Exchange is approved by the our stockholders, certain other specified conditions set forth in the Exchange Agreement must be satisfied or waived to complete the Exchange. We cannot assure you that all of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the Exchange will not occur or will be delayed, and we may lose some or all of the intended benefits of the Exchange. Any delay in completing the Exchange may materially adversely affect the timing and benefits that are expected to be achieved from the Exchange.

The Exchange Ratio set forth in the Exchange Agreement is not adjustable based on the market price of our common stock, so the Exchange consideration at the Closing may have a greater or lesser value than at the time the Exchange Agreement was signed.

At the Closing, the issued and outstanding share capital of F-star will be exchanged for shares of our common stock based on the exchange ratio formula in the Exchange Agreement (the “Exchange Ratio”). The Exchange Ratio may be adjusted to the extent that (i) our expected net cash as of Closing is less than $15.0 million or greater than $17.0 million, (ii) F-star does not raise at least $25.0 million in a private placement of ordinary shares of F-star to occur prior to the Closing (the “Pre-Closing Financing”), and (iii) to account for the actual proceeds raised in the Pre-Closing Financing. Should the Closing occur after September 30, 2020, the $15.0 million and $17.0 million thresholds will each be reduced by $250,000 on October 30, 2020 and on the last day of each 30-day period thereafter until the Closing occurs. These and other adjustments to the Exchange Ratio are described further in the Exchange Agreement. Immediately following the Closing and assuming an Exchange Ratio of 0.5338 (which assumes both that our valuation will not be adjusted as a result of the expected net cash at Closing and that F-star raises $25.0 million in the Pre-Closing Financing), Spring Bank equity holders and the holders of F-star’s share capital are expected to own approximately 38.8% and 61.2%, respectively, of the outstanding capital stock of the combined company. However, as a result of these and other adjustments described in the Exchange Agreement, either the Spring Bank equity holders or the F-star equity holders could own more or less of the combined company than currently expected.

Any changes in the market price of our common stock before the completion of the Exchange will not affect the number of shares of our common stock issuable to the F-star equity holders pursuant to the Exchange Agreement. Therefore, if before the completion of the Exchange, the market price of our common stock declines from the market price on the date of the Exchange Agreement, then the F-star equity holders could receive Exchange consideration with substantially lower value than the value of the Exchange consideration on the date of the Exchange Agreement. Similarly, if before the completion of the Exchange, the market price of our common stock increases from the market price of our common stock on the date of the Exchange Agreement, then F-star’s equity holders could receive Exchange consideration with substantially greater value than the value of the Exchange consideration on the date of the Exchange Agreement. Because the Exchange Ratio does not adjust as a result of changes in the market price of our common stock, for each one percentage point change in the market price of our common stock, there is a corresponding one percentage point rise or decline, respectively, in the value of the total Exchange consideration payable to the F –star equity holders pursuant to the Exchange Agreement.

Our stockholders may not receive any payment on the CVRs and the CVRs may otherwise expire valueless.

At the Closing, Spring Bank, F-star, a representative of the Spring Bank stockholders prior to the Closing, and Computershare Trust Company N.A., as the Rights Agent, will enter into a STING Agonist Contingent Value Rights Agreement (the “STING Agonist CVR Agreement”) and a STING Antagonist Contingent Value Rights Agreement (the “STING Antagonist CVR Agreement” and, together with the STING Agonist CVR Agreement, the “CVR Agreements). Each share of our common stock held by our stockholders as of a record date prior to the Closing will receive a dividend of (i) one contingent value right entitling these holders to receive payments in connection with certain transactions involving Spring Bank’s proprietary STING agonist compound (“STING Agonist CVR”), and (ii) one contingent value right entitling these holders to receive payments in connection with the execution of a potential development agreement and certain other transactions involving Spring Bank’s proprietary STING antagonist compound (the “STING Antagonist CVR” and, together with the STING Agonist CVR, the “CVRs”).

The right of our stockholders to receive any future payment on or to derive any value from the CVRs will be contingent solely upon the achievement of the events specified in the CVR Agreements within the time periods specified in the CVR Agreements and the consideration received being greater than any amounts permitted to be retained or deducted by the combined company under the CVR Agreements. The combined company may not be able to successfully achieve the development of Spring Bank’s STING Agonist or Antagonist compounds in a manner or within a time period that would generate payment pursuant to the CVR Agreements. If these payment triggering events are not achieved for any reason within the time periods specified in the CVR Agreements or the consideration received for these events is not greater than the amounts permitted to be retained or deducted by the combined company, no payments will be made under the CVRs, and the CVRs will expire valueless.

Furthermore, the CVRs will be unsecured obligations of the combined company and all payments under the CVRs, all other obligations under the CVR Agreement and the CVRs and any rights or other related claims will be subordinated in right of payment to the prior payment in full of all current or future senior obligations of the combined company. Finally, the U.S. federal income tax treatment of the CVRs is unclear. There is no legal authority directly addressing the U.S. federal income tax treatment of the receipt of, and payments on, the CVRs, and there can be no assurance that the Internal Revenue Service would not assert, or that a court would not sustain, a position that could result in adverse U.S. federal income tax consequences to holders of the CVRs.

Failure to complete the Exchange may result in either Spring Bank or F-star paying a termination fee to the other party and could significantly harm the market price of our common stock and negatively affect our future business and operations.

If the Exchange is not completed and the Exchange Agreement is terminated under certain circumstances, the terminating party may be required to pay the other party a termination fee of $2 million. In addition, under certain conditions, we may be required to reimburse F-star for up to $750,000 of F-star’s expenses. Even if a termination fee or expenses of the other party are not payable in connection with a termination of the Exchange Agreement, we will have incurred significant fees and expenses, which must be paid whether or not the Exchange is completed. Further, if the Exchange is not completed, it could significantly harm the market price of our common stock.

In addition, if the Exchange Agreement is terminated and our Board of Directors determines to seek another business combination or strategic transaction, there can be no assurance that we will be able to find a partner and close an alternative transaction on terms that are as favorable or more favorable than the terms set forth in the Exchange Agreement.

The Exchange may be completed even though certain events occur prior to the Closing that materially and adversely affect Spring Bank or F-star.

The Exchange Agreement provides that either Spring Bank or F-star can refuse to complete the Exchange if there is a material adverse change affecting the other party between the date of the Exchange Agreement and the Closing. However, certain types of changes do not permit either party to refuse to complete the Exchange, even if this change could have a material adverse effect on Spring Bank or F-star, including:

•

general business or economic conditions affecting the industries in which Spring Bank or F-star, as applicable, operates and general conditions in financial markets to the extent these general conditions do not disproportionately affect Spring Bank and F-star, respectively;

•

with respect to Spring Bank, any change in its stock price or trading volume excluding any underlying effect that may have caused such change, unless this effect is otherwise exempt from causing a material adverse effect under the Exchange Agreement;

•	failure to meet internal or analysts’ expectations or projections for results of operations;

•

failure to meet expectations regarding, or changes in expectations regarding, clinical trial program or study progress and, subject to certain exceptions, the occurrence of adverse events or serious adverse events in a clinical trial program;

•	any effect resulting from the performance of obligations under the Exchange Agreement or the announcement of the Exchange or any related transactions;
•

natural disasters, acts of terrorism, sabotage, military action or war or any escalation or worsening of military actions or wars, or any viruses, pandemics, epidemic or other outbreaks of illness or public health events, or any spread or worsening of these events (including worsening of the COVID-19 pandemic), or any other circumstance that may be considered a force majeure event;

•

certain changes in, or any compliance with or action taken for the purpose of complying with, applicable laws or GAAP, International Financial Reporting Standards or related interpretations provided these matters do not disproportionately affect Spring Bank or F-star, respectively;

•	actions taken by Spring Bank as reasonably necessary to comply with the Exchange Agreement or as otherwise permitted by the Exchange Agreement;
•	a government authority’s rejection or non-acceptance of intellectual property filings and applications;
•	regulatory action or the announcement of regulatory action regarding potentially competitive products or product candidates; and
•	stockholder litigation arising from or relating to the Exchange Agreement or the Exchange.

If adverse changes occur and Spring Bank and F-star still complete the Exchange, the market price of the combined company’s common stock may suffer. This in turn may reduce the value of the Exchange to the stockholders of Spring Bank, F-star or both.

Some of our officers and directors have interests in the Exchange that are different from our stockholders and that may influence them to support or approve the Exchange without regard to the interests of our stockholders.

Certain of our officers and directors participate in arrangements that provide them with interests in the Exchange that are different from the interests of our stockholders. These interests relate to or arise from, among other things, (i) severance payments to which certain of our executive officers will be entitled following completion of the Exchange as a result of termination of employment under certain circumstances, (ii) the accelerated vesting of certain of the equity awards held by our executive officers and directors in connection with the completion of the Exchange, and (iii) the fact that certain of our current directors will continue as directors of the combined company after the Closing, each of which could influence them to support the Exchange.

The market price of our common stock following the Exchange may decline as a result of the Exchange.

The market price of our common stock may decline as a result of the Exchange for a number of reasons, including if:

•	investors react negatively to the prospects of the combined company’s product candidates, business and financial condition following the Exchange;
•	the effect of the Exchange on the combined company's business and prospects is not consistent with the expectations of financial or industry analysts; or
•	the combined company does not achieve the perceived benefits of the Exchange as rapidly or to the extent anticipated by financial or industry analysts.

Our stockholders may not realize a benefit from the Exchange commensurate with the ownership dilution they will experience in connection with the Exchange.

If the combined company is unable to realize the strategic and financial benefits currently anticipated from the Exchange, our stockholders will have experienced substantial dilution of their ownership interests in our company without receiving the expected commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the expected strategic and financial benefits currently anticipated from the Exchange.

The combined company will need to raise additional capital by issuing securities or debt or through licensing or other strategic arrangements, which may cause dilution to the combined company’s stockholders or restrict the combined company’s operations or impact its proprietary rights.

The combined company may be required to raise additional funds sooner than currently planned. If either or both of Spring Bank or F-star hold less cash at the time of the Closing than the parties currently expect, the combined company will need to raise additional capital sooner than expected. The combined company will also generally need to raise substantial additional capital to support its planned operations. Additional financing may not be available to the combined company when it needs it or may not be available on favorable terms. In addition, the combined company’s ability to obtain future funding when needed may be particularly challenging in light of the uncertainties and circumstances regarding the COVID-19 pandemic. To the extent that the combined company raises additional capital by issuing equity securities, this issuance may cause significant dilution to the combined company’s stockholders’ ownership. The terms of any new equity securities may have preferences over the combined company’s common stock. Any debt financing the combined company enters into may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of the combined company’s assets, as well as prohibitions on its ability to create liens, pay dividends, redeem its stock or make investments. In addition, if the combined company raises additional funds through licensing, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of the combined company’s technologies or product candidates and proprietary rights, or grant licenses on terms that are not favorable to the combined company.

During the pendency of the Exchange, we may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Exchange Agreement, which could adversely affect our business.

Subject to certain exceptions, covenants in the Exchange Agreement impede the ability of Spring Bank to make acquisitions or to complete other transactions that are not in the ordinary course of business pending completion of the Exchange. As a result, if the Exchange is not completed, we may be at a disadvantage to our competitors during this period. In addition, while the Exchange Agreement is in effect, we are generally prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets, or other business combination outside the ordinary course of business with any third party, subject to certain exceptions relating to fiduciary duties.

The pendency of the Exchange could have an adverse effect on the trading price of our common stock and our business, financial condition and prospects.

The pendency of the Exchange could disrupt our business in many ways, including:

•	the attention of our management and employees may be directed toward the completion of the Exchange and related matters and may be diverted from our day-to-day business operations; and
•	third parties may seek to terminate or renegotiate their relationships with us as a result of the Exchange, whether pursuant to the terms of their existing agreements with us or otherwise.

Should they occur, any of these matters could adversely affect the trading price of our common stock or harm our business, financial condition and prospects.

We are substantially dependent on our employees to facilitate the consummation of the Exchange.

Our ability to successfully complete the Exchange depends in large part on our ability to retain certain personnel. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. The loss of the services of certain employees could potentially harm our ability to consummate the Exchange, to run our day-to-day business operations, as well as to fulfill our reporting obligations as a public company.

Litigation relating to the Exchange could require us to incur significant costs and suffer management distraction, and could delay or enjoin the Exchange.

We could be subject to demands or litigation related to the Exchange, whether or not the Exchange is consummated. Such actions may create uncertainty relating to the Exchange, or delay or enjoin the Exchange, result in substantial costs to us and divert management time and resources.

Item 6.	Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index set forth immediately prior to the signature page.

EXHIBIT INDEX

Exhibit Number	Description

2.1

Share Exchange Agreement, dated as of July 29, 2020, by and among Spring Bank Pharmaceuticals, Inc., F-star Therapeutics Limited and the persons listed therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed July 30, 2020 (Commission File No. 001-37718).

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

10.2

Spring Bank Pharmaceuticals, Inc. Amended and Restated 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 25, 2020 (Commission File No. 001-37718).

10.3

Form of STING Agonist CVR Agreement by and among Spring Bank, F-star, a representative of the Spring Bank stockholders prior to the Closing, and Computershare Trust Company N.A., as the Rights Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 30, 2020 (Commission File No. 001-37718).

10.4

Form of STING Antagonist CVR Agreement by and among Spring Bank, F-star, a representative of the Spring Bank stockholders prior to the Closing, and Computershare Trust Company N.A., as the Rights Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 30, 2020 (Commission File No. 001-37718).

10.5	Form of Company Lock-up Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed July 30, 2020 (Commission File No. 001-37718).

10.6	Form of Seller Lock-Up Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed July 30, 2020 (Commission File No. 001-37718).

10.7	Form of Voting Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed July 30, 2020 (Commission File No. 001-37718).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Spring Bank Pharmaceuticals, Inc.

Date: August 10, 2020	By:	/s/ Lori Firmani
Lori Firmani
Vice President of Finance
(Principal Financial and Accounting Officer)