Form 10-Q
period 2020-09-30
Spring Bank Pharmaceuticals, Inc.
filed 2020-11-03
CIK 1566373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 2, 2020, the registrant had 17,267,202 shares of common stock, $0.0001 par value per share, outstanding.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Factors that could cause actual results or events to differ materially from the forward-looking statements that we make include, but are not limited to, the following:

•Our proposed business combination with F-star is subject to a number of closing conditions, including a condition requiring our stockholders to approve the issuance of Spring Bank common stock at the closing of the proposed combination, and it may never occur. Even if this proposed combination is completed, the number of shares of our common stock to be issued to the holders of share capital of F-star will be based on an exchange ratio formula that is subject to adjustment based on, among other things, the amount of our net cash upon the closing of the business combination and the amount of proceeds from a concurrent private placement conducted by F-star. This exchange ratio is not adjustable based on the value of our shares of common stock or on the value of the share capital of F-star. The proposed combination also contemplates that our stockholders as of a date prior to the closing of the business combination will receive two separate contingent value rights related to our STING programs. There can be no assurance that our stockholders will ever receive payment pursuant to these rights, and these rights may expire valueless.

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

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. You should also read carefully the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, as filed with the Securities and Exchange Commission on February 14, 2020, May 7, 2020 and August 10, 2020, respectively, to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our subsequent Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, press releases, and our website. Any forward-looking statements that we make in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2020	2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$9,988	$28,709
Marketable securities	9,993	25,746
Prepaid expenses and other current assets	2,599	3,522
Total current assets	22,580	57,977
Property and equipment, net	1,926	2,234
Operating lease right-of-use assets	2,504	2,717
Restricted cash	—	234
Other assets	234	35
Total	$27,244	$63,197
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,135	$2,210
Accrued expenses and other current liabilities	2,777	2,438
Accrued interest payable	—	403
Operating lease liabilities, current	333	355
Total current liabilities	6,245	5,406
Convertible term loan, net of unamortized discount	—	19,070
Warrant liabilities	56	299
Operating lease liabilities, noncurrent	2,629	2,869
Other long-term liabilities	—	27
Total liabilities	8,930	27,671
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 10,000,000 shares at September 30, 2020 and December 31, 2019; no shares issued or outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value—authorized, 200,000,000 shares at September 30, 2020 and December 31, 2019; 17,267,202 and 16,513,763 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	2	2
Additional paid-in capital	164,562	161,924
Accumulated deficit	(146,245)	(126,165)
Accumulated other comprehensive loss	(5)	(235)
Total stockholders’ equity	18,314	35,526
Total	$27,244	$63,197

See accompanying notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$2,516	$5,228	$11,023	$18,070
General and administrative	2,832	2,247	7,875	7,547
Total operating expenses	5,348	7,475	18,898	25,617
Loss from operations	(5,348)	(7,475)	(18,898)	(25,617)
Other income (expense):
Interest income	8	271	293	957
Interest expense	—	(63)	(511)	(63)
Loss on extinguishment of convertible term loan	—	—	(1,207)	—
Change in fair value of warrant liabilities	(18)	355	243	8,061
Net loss	(5,358)	(6,912)	(20,080)	(16,662)
Unrealized gain/(loss) on marketable securities	(4)	(20)	230	(233)
Comprehensive loss	$(5,362)	$(6,932)	$(19,850)	$(16,895)
Net loss per common share - basic and diluted	$(0.31)	$(0.42)	$(1.19)	$(1.01)
Weighted-average number of shares outstanding - basic and diluted	17,248,545	16,459,155	16,942,582	16,446,582

See accompanying notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(In Thousands, Except Share and Per Share Data)

For the Three Months Ended	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
September 30, 2020	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at June 30, 2020	17,248,545	$2	$164,118	$(140,887)	$(1)	$23,232
Stock-based compensation	—	—	419	—	—	419
Issuance of common stock for services rendered	18,657	—	25	—	—	25
Net unrealized gain on marketable securities	—	—	—	—	(4)	(4)
Net loss	—	—	—	(5,358)	—	(5,358)
Balance at September 30, 2020	17,267,202	$2	$164,562	$(146,245)	$(5)	$18,314

For the Three Months Ended	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
September 30, 2019	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at June 30, 2019	16,459,155	$2	$159,975	$(111,818)	$(218)	$47,941
Stock-based compensation	—	—	752	—	—	752
Issuance of common stock for services rendered	17,187	—	59	—	—	59
Issuance of warrants in connection with term loan	—	—	552	—	—	552
Issuance of warrants to a service provider	—	—	19	—	—	19
Offering costs in connection with common stock offering	—	—	25	—	—	25
Net unrealized loss on marketable securities	—	—	—	—	(20)	(20)
Net loss	—	—	—	(6,912)	—	(6,912)
Balance at September 30, 2019	16,476,342	$2	$161,382	$(118,730)	$(238)	$42,416

See accompanying notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(In Thousands, Except Share and Per Share Data)

For the Nine Months Ended	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
September 30, 2020	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2019	16,513,763	$2	$161,924	$(126,165)	$(235)	$35,526
Stock-based compensation	—	—	1,660	—	—	1,660
Issuance of common stock for services rendered	62,544	—	75	—	—	75
Issuance of common stock in connection with at-the-market offering, net of issuance costs	690,895	—	849	—	—	849
Convertible term loan warrant amendment		—	54	—	—	54
Net unrealized gain on marketable securities	—	—	—	—	230	230
Net loss	—	—	—	(20,080)	—	(20,080)
Balance at September 30, 2020	17,267,202	$2	$164,562	$(146,245)	$(5)	$18,314

For the Nine Months Ended	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
September 30, 2019	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2018	16,434,614	$2	$157,931	$(102,068)	$(5)	$55,860
Stock-based compensation	—	—	2,647	—	—	2,647
Issuance of common stock for services rendered	41,128	—	202	—	—	202
Issuance of common stock in connection with at-the-market offering, net of issuance costs	600	—	6	—	—	6
Issuance of warrants in connection with term loan	—	—	552	—	—	552
Issuance of warrants to a service provider	—	—	19	—	—	19
Offering costs in connection with common stock offering	—	—	25	—	—	25
Net unrealized loss on marketable securities	—	—	—	—	(233)	(233)
Net loss	—	—	—	(16,662)	—	(16,662)
Balance at September 30, 2019	16,476,342	$2	$161,382	$(118,730)	$(238)	$42,416

See accompanying notes to consolidated financial statements.

SPRING BANK PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(20,080)	$(16,662)
Adjustments for:
Depreciation	287	263
Loss on the disposal of property and equipment	25	—
Operating lease right-of-use asset amortization	213	196
Change in fair value of warrant liabilities	(243)	(8,061)
Loss on extinguishment of convertible term loan	1,207	—
Non-cash interest expense	77	10
Non-cash investment expense	(247)	(60)
Non-cash stock-based compensation	1,735	2,825
Non-cash issuance of warrants to a service provider	—	19
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	923	(78)
Other assets	(199)	132
Accounts payable	925	1,106
Accrued expenses and other liabilities	(91)	(82)
Operating lease liabilities	(262)	(79)
Net cash used in operating activities	(15,730)	(20,471)
Cash flows from investing activities:
Proceeds from sale of marketable securities	37,230	26,767
Purchases of marketable securities	(21,000)	(6,000)
Purchases of property and equipment	(4)	(208)
Net cash provided by investing activities	16,226	20,559
Cash flows from financing activities:
Payment of convertible term loan and prepayment fee	(20,300)	—
Proceeds from term loan and warrants	—	20,000
Issuance costs in connection with term loan and warrants	—	(447)
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	849	6
Cash (used in) provided by financing activities	(19,451)	19,559
Net (decrease) increase in cash, cash equivalents and restricted cash	(18,955)	19,647
Cash, cash equivalents and restricted cash, beginning of period	28,943	14,958
Cash, cash equivalents and restricted cash, end of period	$9,988	$34,605
Supplemental disclosures of cash flow information:
Cash paid for taxes	$7	$21
Cash paid for interest, net	$837	$53

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

On July 29, 2020, the Company and F-star Therapeutics Limited (“F-star”) entered into a Share Exchange Agreement (the “Exchange Agreement”) pursuant to which, subject to the satisfaction or waiver of the conditions set forth in the Exchange Agreement, the Company will acquire the entire issued share capital of F-star with F-star continuing as the combined company (the “Exchange”). The Exchange is expected to close in the fourth quarter of 2020, subject to the approval of the Company’s stockholders at a special meeting of stockholders to be held on November 19, 2020, as well as other customary conditions.

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

The pandemic caused by an outbreak of a new strain of coronavirus, or the COVID-19 pandemic, that is affecting the United States and global economy and financial markets is also impacting the Company’s employees, patients, communities and business operations. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. The Company is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, suppliers, industry, and workforce.

Basis of Presentation and Liquidity

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

The accompanying interim financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019, and related interim information contained within the notes to the financial statements, are unaudited. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of September 30, 2020, results of operations for the three and nine months ended September 30, 2020 and 2019, statement of stockholders’ equity for the three and nine months ended September 30, 2020 and 2019 and its cash flows for the nine months ended September 30, 2020 and 2019. These interim financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on February 14, 2020. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results expected for the full fiscal year or any interim period.

As of September 30, 2020, the Company had an accumulated deficit of $146.2 million and $20.0 million in cash, cash equivalents and marketable securities. On April 8, 2020, the Company repaid in full its $20.0 million convertible term loan (see Note 9).

The Company expects its $20.0 million in cash, cash equivalents and marketable securities as of September 30, 2020 will be sufficient to fund operations for at least the next twelve months. There is no guarantee that the Exchange will be completed. The Company does not expect to raise any additional funds prior to the completion of the Exchange. However, if the Exchange is not completed, the Company may require significant additional funds earlier than it currently expects in order to conduct clinical trials and preclinical and discovery activities. There can be no assurances, however, that additional funding will be available on favorable terms, or at all. To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect common stockholder rights. If the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, the Company may have to relinquish valuable rights to its technologies, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Sperovie Biosciences, Inc., SBP Securities Corporation and SBP International Limited. Sperovie Biosciences, Inc. had operations consisting mainly of legal fees associated with intellectual property activities as of September 30, 2020. Sperovie Biosciences, Inc. was a joint borrower with the Company under the Company’s convertible term loan (see Note 9). SBP Securities Corporation had assets primarily related to investments in marketable securities and operations consisting primarily of interest income as of September 30, 2020. SBP International Limited had operations consisting mainly of clinical trial oversight, including European data protection oversight, as of September 30, 2020. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash equivalents are stated at fair value and include short-term, highly liquid investments with remaining maturities of 90 days or less at the date of purchase. Included in cash and cash equivalents as of September 30, 2020 are money market fund investments of $8.2 million and included in cash and cash equivalents as of December 31, 2019 are money market fund investments of $21.1 million and United States treasury securities of $6.0 million, which are reported at fair value (see Note 5).

Restricted Cash

As of December 31, 2019, restricted cash consisted of approximately $234,000, which was held as a security deposit required in conjunction with a lease agreement for the Company’s principal office and laboratory space entered into in October 2017. As of September 30, 2020, the Company had no restricted cash and the security deposit was included in other assets, long-term.

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

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying value, an impairment loss is recorded for the difference between the carrying value and fair value of the asset. As of September 30, 2020, no such impairment has occurred.

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

Warrants

The Company accounts for freestanding warrants within stockholders equity or as liabilities based on the characteristics and provisions of each instrument. The Company evaluates outstanding warrants in accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. If none of the criteria in the evaluation in these standards are met, the warrants are classified as a component of stockholders equity and initially recorded at their grant date fair value without subsequent remeasurement. Warrants that meet the criteria are classified as liabilities and remeasured to their fair value at the end of each reporting period.

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

For the three and nine months ended September 30, 2020 and 2019, both methods are equivalent. Basic and diluted net loss per share is described further in Note 2.

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

The Company assesses its income tax positions and records tax benefits based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the consolidated financial statements. The Company classifies interest and penalties associated with such uncertain tax positions as a component of interest expense. As of September 30, 2020 and December 31, 2019, the Company has not identified any material uncertain tax positions.

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

Through September 30, 2020, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

Recently Issued Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity

(Subtopic 815-40). The amendments in the ASU removes certain separation models for convertible debt instruments and convertible preferred stock that require the separation of a convertible debt instrument into a debt component and an equity or derivative component. In addition, the ASU expands disclosure requirements for convertible instruments and simplifies areas of the guidance for diluted earnings-per-share calculations that are impacted by the amendments. The ASU is effective for public business entities that meet the definition of a Securities and Exchange Commission (“SEC”) filer, excluding smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard may have on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirement for Fair Value Measurement. This ASU removes, modifies and adds certain disclosure requirements of ASC Topic 820. The ASU is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted this standard as of January 1, 2020; however, the adoption of this standard did not impact the Company’s consolidated financial statements.

2. NET LOSS PER SHARE

The following table summarizes the computation of basic and diluted net loss per share of the Company for such periods (in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(5,358)	$(6,912)	$(20,080)	$(16,662)
Weighted-average number of shares outstanding - basic and diluted	17,248,545	16,459,155	16,942,582	16,446,582
Net loss per common share - basic and diluted	$(0.31)	$(0.42)	$(1.19)	$(1.01)

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

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact due to the losses reported:

	For the Three and Nine Months Ended September 30,
	2020	2019
Convertible debt	—	2,329,143
Common stock warrants	1,927,124	1,927,124
Stock options and inducement awards	1,445,003	1,762,315
Restricted stock units	532,000	185,800

3. INVESTMENTS

Cash in excess of the Company’s immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The following table summarizes the Company’s investments, by category, as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
Investments - Current:	2020	2019
Debt securities - available for sale	$9,993	$25,746
Total	$9,993	$25,746

A summary of the Company’s available-for-sale classified investments as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	At September 30, 2020
	Cost Basis	Accumulated Unrealized Gains	Accumulated Unrealized Losses		Fair Value
Investments - Current:
United States treasury securities	$9,998	$—	$(5)		$9,993
Total	$9,998	$—	$(5)		$9,993

	At December 31, 2019
	Cost Basis	Accumulated Unrealized Gains	Accumulated Unrealized Losses		Fair Value
Investments - Current:
Corporate bonds	$4,990	$—	$(58)		$4,932
United States treasury securities	20,979	—	(165)		20,814
Total	$25,969	$—	$(223)	(1)	$25,746

(1) $(12) of unrealized losses are included in the cash and cash equivalents balance as of December 31, 2019, a total of $(235) net unrealized losses at December 31, 2019.

The amortized cost and fair value of the Company’s available-for-sale investments, by contract maturity, as of September 30, 2020 consisted of the following (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$9,998	$9,993
Total	$9,998	$9,993

4. PROPERTY AND EQUIPMENT, NET

Property and equipment as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Equipment	$1,278	$1,278
Furniture and fixtures	385	450
Leasehold improvements	1,356	1,356
Total property and equipment	3,019	3,084
Less: accumulated depreciation	(1,093)	(850)
Property and equipment, net	$1,926	$2,234

Depreciation expense for the three and nine months ended September 30, 2020 was $96,000 and $287,000, respectively. Depreciation expense for the three and nine months ended September 30, 2019 was $92,000 and $263,000, respectively.

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

A summary of the assets and liabilities that are measured at fair value as of September 30, 2020 and December 31, 2019 is as follows (in thousands):

		Fair Value Measurement at September 30, 2020
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$8,246	$8,246	$—	$—
United States treasury securities	9,993	—	9,993	—
Total	$18,239	$8,246	$9,993	$—

Liabilities:
Warrant liabilities	$56	$—	$—	$56
Total	$56	$—	$—	$56

		Fair Value Measurement at December 31, 2019
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$21,065	$21,065	$—	$—
United States treasury securities (1)	5,982	—	5,982	—
Fixed income securities	25,746	—	25,746	—
Total	$52,793	$21,065	$31,728	$—

Liabilities:
Warrant liabilities	$299	$—	$—	$299
Total	$299	$—	$—	$299

(1) Money market funds and United States treasury securities with maturities of less than 90 days at the date of purchase are included within cash and cash equivalents in the accompanying consolidated balance sheets and are recognized at fair value.

The following table reflects the change in the Company’s Level 3 liabilities, which consists of the warrants issued in a private placement in November 2016 (see Note 7), for the nine months ended September 30, 2020 (in thousands):

November Private Placement Warrants
Balance at December 31, 2018	$8,511
Change in fair value	(8,212)
Balance at December 31, 2019	299
Change in fair value	(243)
Balance at September 30, 2020	$56

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Preclinical and clinical studies	$1,159	$1,473
Compensation and benefits	1,085	614
Accounting and legal	424	240
Other	109	111
Total accrued expenses and other current liabilities	$2,777	$2,438

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

In November 2016, the Company entered into a definitive agreement with respect to the private placement of 1,644,737 shares of common stock and warrants to purchase 1,644,737 shares of common stock (the “November 2016 Private Placement Warrants”) to a group of accredited investors. These investors paid $9.12 for each share of common stock and warrant to purchase one share of common stock. The November 2016 Private Placement Warrants are exercisable at an exercise price of $10.79 per share and expire on November 23, 2021. The Company evaluated the terms of these warrants and concluded that they are liability-classified. In November 2016, the Company recorded the fair value of these warrants of approximately $8.3 million using a Black-Scholes pricing model. The Company must recognize any change in the value of the warrant liability each reporting period in the statement of operations. As of September 30, 2020 and December 31, 2019, the fair value of the November 2016 Private Placement Warrants was approximately $56,000 and $0.3 million, respectively, and 10,960 shares have been exercised to date (see Note 5).

A summary of the Black-Scholes pricing model assumptions used to record the fair value of the warrants is as follows:

	September 30, 2020	December 31, 2019
Risk-free interest rate	0.1%	1.6%
Expected term (in years)	1.1	1.9
Expected volatility	100.0%	100.0%
Expected dividend yield	0%	0%

In September 2019, the Company entered into a term loan (the “Convertible Term Loan”) with Pontifax Medison Finance (Israel) L.P. and Pontifax Medison Finance (Cayman) L.P., as lenders, and Pontifax Medison Finance GP, L.P., in its capacity as administrative agent and collateral agent for itself and the lenders, providing for a $20.0 million term loan (see Note 9). In connection with the Company’s Convertible Term Loan, the Company issued to certain lenders warrants to purchase 250,000 shares of common stock (the “Pontifax Warrants”). Prior to their amendment in April 2020 (see Note 9), the Pontifax Warrants were exercisable at an exercise price of $6.57 per share. The Pontifax Warrants expire on September 19, 2025. The Company evaluated the terms of the Pontifax Warrants and concluded that they are equity-classified. The fair value of the Pontifax Warrants was estimated on the issuance date using a Black-Scholes pricing model based on the following assumptions: an expected term of 6.0 years; expected stock price volatility of 83.2%; a risk-free interest rate of 1.7%; and a dividend yield of 0%. The aggregate fair value of the Pontifax Warrants on the date of issuance was approximately $0.6 million and was recorded as a discount to the term loan and will be amortized over the life of the term loan using the effective interest rate method. The aggregate fair value remaining on the payoff date was $0.5 million and was included in the loss on extinguishment of the Convertible Term Loan upon repayment (see Note 9). In connection with the repayment of the Convertible Term Loan, the Pontifax Warrants were amended and restated to amend the exercise price to $2.08 per share, which was equal to 1.5 times the weighted-average closing price of the Company’s Common Stock during the 90 days prior to the repayment date. All other terms of the Pontifax Warrants remained the same. During the nine months ended September 30, 2020, there was an incremental expense of approximately $54,000 as a result of the amendment of the Pontifax Warrant exercise price.

In September 2019, the Company issued warrants to a service provider to purchase 15,000 shares of common stock (the “September 2019 Warrants”). The September 2019 Warrants are exercisable at an exercise price of $4.21 per share and expire on September 19, 2021. The Company evaluated the terms of the September 2019 Warrants and concluded that they are equity-classified. The fair value of the September 2019 Warrants was estimated on the applicable issuance date using a Black-Scholes pricing model based on the following assumptions: an expected term of 2.0 years; expected stock price volatility of 69.4%; a risk-free interest rate of 1.7%; and a dividend yield of 0%. The aggregate fair value of the September 2019 Warrants on the date of issuance was approximately $19,000. Approximately $13,000 and $6,000 has been expensed during the periods ended September 30, 2020 and December 31, 2019, respectively.

A summary of the warrant activity for the nine months ended September 30, 2020 and for the year ended December 31, 2019 is as follows:

Warrants
Outstanding at December 31, 2018	1,662,124
Grants	265,000
Exercises	—
Expirations/cancellations	—
Outstanding at December 31, 2019	1,927,124
Grants	—
Exercises	—
Expirations/cancellations	—
Outstanding at September 30, 2020	1,927,124

8. STOCKHOLDERS’ EQUITY

Common and Preferred Stock

In August 2017, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which the Company may offer and sell, from time to time through Cantor, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million. The Company pays Cantor a commission rate equal to 3.0% of the aggregate gross proceeds from each sale. During the nine months ended September 30, 2020, the Company sold an aggregate of 690,895 shares of its common stock, pursuant to the Sales Agreement at a weighted-average selling price of $1.32 per share, which resulted in approximately $0.8 million in net proceeds to the Company. There were no shares sold during the three months ended September 30, 2020. During the nine months ended September 30, 2019, the Company sold an aggregate of 600 shares of its common stock pursuant to the Sales Agreement at a weighted-average selling price of $10.03 per share, which resulted in de minimis net proceeds to the Company. There were no shares sold during the three months ended September 30, 2019 and the Company does not intend to issue any shares under the Sales Agreement between September 30, 2020 and the closing of the Exchange.

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

Amended and Restated 2015 Stock Incentive Plan

In March 2018, the Board approved the Amended and Restated 2015 Plan. Upon receipt of stockholder approval at the Company’s 2018 annual meeting in June 2018, the 2015 Plan was amended and restated in its entirety increasing the authorized number of shares of common stock reserved for issuance by 800,000 shares (the Amended and Restated 2015 Plan, and together with the 2014 Plan, the “Stock Incentive Plans”). Upon receipt of stockholder approval at the Company’s 2020 annual meeting in June 2020, the Amended and Restated 2015 Plan was further amended to increase the authorized number of shares of common stock reserved for issuance by 1,150,000 shares. Following this approval there are 2,816,863 shares authorized for issuance pursuant to the Amended and Restated 2015 Plan. In addition, to the extent any outstanding awards under the 2014 Plan expire, terminate or are otherwise surrendered, cancelled or forfeited after the closing of the Company’s IPO, those shares are added to the authorized shares under the Amended and Restated 2015 Plan.

The total amount of shares authorized for issuance under all Stock Incentive Plans is 3,450,000. As of September 30, 2020, the Company had 1,360,791 shares available for issuance under the Amended and Restated 2015 Plan.

The exercise price of stock options cannot be less than the fair value of the common stock on the date of grant. Stock options awarded under the Stock Incentive Plans expire 10 years after the grant date, unless the Board sets a shorter term. There were no stock options granted prior to 2015.

The following table summarizes the option activity under the Stock Incentive Plans for the nine months ended September 30, 2020 and the year ended December 31, 2019:

	Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2018	1,299,565	$11.18	$881,385
Granted	395,500	9.61	—
Exercised	—	—	—
Cancelled	(22,750)	13.36	—
Outstanding at December 31, 2019	1,672,315	10.78	—
Granted	270,000	1.44	—
Exercised	—	—	—
Cancelled	(587,312)	10.23	—
Options outstanding at September 30, 2020	1,355,003	$9.15	$—
Options exercisable at September 30, 2020	929,497	$10.71	$—

As of September 30, 2020, all options outstanding have a weighted-average remaining contractual life of 6.9 years. The weighted-average fair value of all stock options granted for the nine months ended September 30, 2020 was $0.99. Intrinsic value at September 30, 2020 and December 31, 2019 is based on the closing price of the Company’s common stock on that date of $1.34 per share and $1.58 per share, respectively.

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

The assumptions the Company used to determine the fair value of stock options granted to employees and directors during the nine months ended September 30, 2020 and 2019 are as follows, presented on a weighted-average basis:

	For the Nine Months Ended September 30,
	2020	2019
Risk-free interest rate	0.7%	2.5%
Expected term (in years)	5.9	5.9
Expected volatility	82.8%	81.1%
Expected dividend yield	0%	0%

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

The total stock-based compensation recognized for the three and nine months ended September 30, 2019 for the RSUs was approximately $0.1 million and $0.4 million, respectively. As of September 30, 2019, the Company adjusted stock-based compensation approximately $0.1 million for previously recognized stock-based compensation for the December 31, 2019 clinical milestone estimated to be not probable at that time.

In March 2020, the Company and the recipients of these performance-based RSUs agreed to cancel the agreements and as a result, 139,350 shares were returned to the Amended and Restated 2015 Plan. The Company recognized the remaining expense for the total shareholder return performance-based RSUs in the amount of $0.3 million during the nine months ended September 30, 2020. The Company did not recognize any expense related to the milestone performance-based RSUs.

In April 2020, the Company issued 360,000 performance-based RSUs to senior management under the Amended and Restated 2015 Plan that represented shares potentially issuable in the future subject to the satisfaction of certain performance milestones. The vesting of 50% of the performance-based RSUs is based on the achievement of a performance goal milestone as of December 31, 2020 and the vesting of the remaining 50% of the performance-based RSUs is based upon the achievement of a performance goal milestone as of December 31, 2021. For the three and nine months ended September 30, 2020, the Company recognized approximately $48,000 and $91,000 expense, respectively, related to the performance-based RSUs.

Time-Based Restricted Stock Units

In March 2020, the Company issued 199,000 time-based RSUs to employees under the Amended and Restated 2015 Plan. The weighted average grant date fair value of the time-based RSUs was $1.41 for the three and nine months ended September 30, 2020. The vesting for the time-based RSUs is 50% after one-year from the grant date and the remaining 50% as of December 31, 2021. For the three and nine months ended September 30, 2020, the Company recognized approximately $33,000 and $76,000 expense related to the time-based RSUs, respectively.

The following table is a rollforward of all RSU activity under the Stock Incentive Plans for the nine months ended September 30, 2020:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Total nonvested units at December 31, 2019	139,350	$7.86
Granted	559,000	1.41
Vested	—	—
Cancelled	(166,350)	6.82
Total nonvested units at September 30, 2020	532,000	$1.07

Stock-Based Compensation

The following table summarizes the Company’s stock-based compensation expense for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Stock-based compensation:	2020	2019	2020	2019
Research and development	$163	$314	$609	$971
General and administrative	281	497	1,126	1,854
Total Stock-based compensation	$444	$811	$1,735	$2,825

The fair value of stock options vested during the nine months ended September 30, 2020 was $1.8 million. At September 30, 2020, there was $2.0 million of unrecognized stock-based compensation expense relating to stock options granted pursuant to the Stock Incentive Plans, which will be recognized over the weighted-average remaining vesting period of 2.0 years.

At September 30, 2020, there was $0.4 million of unrecognized stock-based compensation expense relating to the time-based RSUs granted pursuant to the Stock Incentive Plans, which will be recognized over the weighted-average remaining vesting period of 1.3 years.

Reserved Shares

As of September 30, 2020 and December 31, 2019, the Company reserved the following shares of common stock for issuance of shares resulting from exercise of outstanding warrants and options, convertible shares from the Convertible Term Loan, as well as issuance of shares available for grant under the Stock Incentive Plans:

	September 30,	December 31,
	2020	2019
IPO warrants	28,347	28,347
November private placement warrants	1,633,777	1,633,777
Convertible term loan	—	2,329,143
Pontifax warrants	250,000	250,000
September 2019 warrants	15,000	15,000
Amended and restated 2015 stock incentive plan	3,247,794	2,160,338
Inducement awards	90,000	90,000
Total	5,264,918	6,506,605

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

In addition, the Company issued the Lenders warrants to purchase an aggregate of 250,000 shares of the Company’s common stock (the “Pontifax Warrants”). The Pontifax Warrants are exercisable for a period of six years from the Closing Date and were exercisable at an exercise price of $6.57 per share prior to their amendment in April 2020. The aggregate fair value of the Pontifax Warrants on the date of issuance was approximately $0.6 million and was recorded as a discount to the term loan and will be amortized over the life of the term loan using the effective interest rate method. The aggregate fair value remaining on the payoff date was $0.5 million and was included in the loss on extinguishment of the Convertible Term Loan upon repayment. In connection with the repayment of the Convertible Term Loan, the Pontifax Warrants were amended and restated to amend the exercise price to $2.08 per share, which was equal to 1.5 times the weighted-average closing price of the Company’s Common Stock during the 90 days prior to the repayment date. All other terms of the Pontifax Warrants remained the same. During the nine months ended September 30, 2020, there was an incremental expense of approximately $54,000 for the amendment of the Pontifax Warrant exercise price, which is included in the loss on extinguishment of debt (see Note 7).

During the nine months ended September 30, 2020, the Company recorded interest expense of approximately $511,000, in connection with the Convertible Term Loan. There was no interest expense during the three months ended September 30, 2020. There was approximately $63,000 in interest expense recorded during the three and nine months ended September 30, 2019.

10. LEASES

The Company has operating leases for its principal office and laboratory space and the Company’s former headquarters. The Company’s leases have remaining lease terms of approximately 8.1 years for its principal office and laboratory space, which includes an option to extend the lease for up to 5 years, and approximately 0.7 years for its former headquarters. The Company’s former headquarters location is subleased through the remainder of the lease term.

Other information related to leases as of September 30, 2020 and 2019 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Cash paid for amounts included in the measurement of lease liabilities:	2020	2019	2020	2019
Operating cash flow from operating leases (in thousands)	$149	$143	$440	$273
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (in thousands)	$—	$2,980	$—	$2,980

As of September 30, 2020 and December 31, 2019, the weighted average remaining lease term for operating leases was 7.8 years and 8.3 years, respectively.

As of September 30, 2020 and December 31, 2019, the weighted average discount rate for operating leases was 8% for both periods.

Operating lease costs under the leases for the three and nine months ended September 30, 2020 were approximately $165,000 and $495,000, respectively. Total operating lease costs for the three and nine months ended September 30, 2020 were offset by $29,000 and $79,000, respectively, for sublease income and variable lease cost payments. Operating lease costs under the leases for the three and nine months ended September 30, 2019 were approximately $130,000 and $390,000, respectively. Total operating lease costs for the three and nine months ended September 30, 2019 were offset by $22,000 and $59,000, respectively, for sublease income and variable lease cost payments.

The following table summarizes the Company’s maturities of operating lease liabilities as of September 30, 2020 (in thousands):

Year
2020 (excluding the nine months ended September 30, 2020)	$149
2021	508
2022	450
2023	462
2024	474
Thereafter	1,931
Total lease payments	$3,974
Less: present value discount	(1,012)
Total	$2,962

11. COMMITMENTS AND CONTINGENCIES

Contingencies

On September 3, 2020, a Company stockholder filed a complaint in the United States District Court for the Southern District of New York (Lenthall v. Spring Bank Pharmaceuticals, Inc. et al, Case No. 1:20-cv-07219 (S.D.N.Y.)), against the Company and the members of the Company’s Board of Directors (the “individual defendants”), alleging violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and as against the individual defendants, alleging violations of Section 20(a) of the Exchange Act and of Delaware state law. The plaintiff alleges that the defendants made materially misleading disclosures in the Company’s Form S-4 registration statement filed in connection with the proposed Exchange (the “Form S-4”), by allegedly omitting material information with respect to (i) financial projections relating to the Company and F-star, (ii) Ladenburg’s fairness opinion and (iii) any financial analyses conducted on the Company. The plaintiff in Lenthall seeks declaratory and injunctive relief to enjoin the Exchange as well as damages and attorneys’ and experts’ fees.

On September 8, 2020, in the United States District Court for the District of Delaware, a purported class action (Adam Franchi v. Spring Bank Pharmaceuticals, Inc. et al, Case No. 1:20-cv-01198 (D. Del.)) was filed against the Company, members of the Company’s Board of Directors and F-star, alleging violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and as against the individual defendants, alleging violations of Section 20(a) of the Exchange Act. This complaint alleges that the defendants made materially misleading disclosures in the Form S-4 by allegedly omitting material information with respect to (i) financial projections relating to the Company and F-star, (ii) the confidentiality agreements entered into by the Company prior to its engagement of Ladenburg, (iii) the process leading up to the execution of the Exchange Agreement and (iv) any financial analyses performed by Ladenburg. The plaintiff in Franchi seeks declaratory and injunctive relief to enjoin the Exchange; or in the event of consummation of the Exchange, rescissory damages against the defendants; filing by the defendants of a Registration Statement deemed not to be materially misleading by the plaintiff; and attorneys’ and experts’ fees.

On September 18, 2020, in the United States District Court for the Southern District of New York, another Company stockholder filed a complaint (Arshad v. Spring Bank Pharmaceuticals, Inc., et al., Case No. 1:20-cv-07723 (S.D.N.Y.)), against the Company and the members of the Company’s Board of Directors, alleging violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and as against the individual defendants, alleging violations of Section 20(a) of the Exchange Act. The plaintiff alleges that the defendants made materially misleading disclosures in the Form S-4 by allegedly omitting material information with respect to (i) financial projections relating to the Company and F-star, (ii) Ladenburg’s Opinion and (iii) the process relating to the Exchange. The plaintiff in Arshad seeks declaratory and injunctive relief to enjoin the Exchange; or in the event of consummation of the Exchange, rescissory damages against the defendants; filing by the defendants of a Registration Statement deemed not to be materially misleading by the plaintiff; and attorneys’ and experts’ fees.

On October 29, 2020, in the United States District Court Eastern District of New York, another Company stockholder filed a complaint (Nowakowski v. Spring Bank Pharmaceuticals, Inc., et al., Case No. 1:20-cv-05219 (E.D.N.Y.)), against the Company and the members of the Company’s Board of Directors, alleging violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and as against the individual defendants, alleging violations of Section 20(a) of the Exchange Act. The plaintiff alleges that the defendants made materially misleading disclosures in the Form S-4 by allegedly omitting material information with respect to (i) financial projections relating to the Company and F-star, (ii) Ladenburg’s fairness opinion and (iii) the process relating to the Exchange. The plaintiff in Nowakowski seeks declaratory and injunctive relief to enjoin the Exchange; or in the event of consummation of the Exchange, rescissory damages against the defendants; declaration that defendants violated Sections 14(a) and 20(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder; and attorneys’ and experts’ fees.

The Company believes that the complaints set forth above are without merit and intends to defend against them vigorously. There can be no assurance, however, that the Company or any defendant will be successful. At present, the Company is unable to estimate potential losses, if any, related to these lawsuits.

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

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of novel therapeutics for the treatment of a range of cancers and inflammatory diseases using our proprietary small molecule nucleotide platform. We design our compounds to selectively target and modulate the activity of specific proteins implicated in various disease states. Our internally-developed programs are primarily designed to stimulate and/or dampen immune responses. We have devoted resources to advancing multiple programs in our STING product portfolio, including our STING agonist clinical program in oncology, our STING antagonist compounds for inflammatory diseases, and our STING agonist antibody drug conjugate (ADC) program for oncology.

Until January 2020, we had been developing inarigivir soproxil, an orally-administered investigational selective immunomodulator, as a potential treatment for chronic hepatitis B virus. In April 2019, we launched two Phase 2 global trials (CATALYST 1 and CATALYST 2) examining the administration of inarigivir 400mg as monotherapy and co-administered with a nucleotide in naïve and virally suppressed chronic HBV patients. On January 29, 2020, we announced that we were terminating all clinical development of inarigivir for the treatment of HBV due to the occurrence of unexpected serious adverse events, including one patient death, in our Phase 2b CATALYST trial.

Key Developments

On July 29, 2020, we entered into a share exchange agreement, or the Exchange Agreement, with F-star Therapeutics Limited, or F-star, a private company registered in England and Wales, and the holders of issued shares in the capital of F-star and the holders of convertible notes of F-star, pursuant to which, subject to the satisfaction or waiver of the conditions set forth in the Exchange Agreement, we will acquire the entire issued share capital of F-star, with F-star Therapeutics, Inc. to continue as the combined company, which we collectively refer to as the Exchange. The Exchange is expected to close in the fourth quarter of 2020, subject to the approval by our stockholders at a special meeting of stockholders to be held on November 19, 2020, as well as other customary conditions. Upon completion of the Exchange, Spring Bank Pharmaceuticals, Inc. will be renamed F-star Therapeutics, Inc., and is expected to trade on the Nasdaq Capital Market under the ticker symbol “FSTX”.

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

Since the signing of the Exchange Agreement on July 29, 2020, we have primarily been focused on conducting activities with respect to SB 11285, our intravenously (IV)-administered STING agonist product candidate, which is currently being administered as a monotherapy and in combination in a Phase 1 trial.

Spring Bank Programs

The paragraphs that follow reflect Spring Bank’s programs as a stand-alone entity. For a discussion of the business of the combined company, assuming the completion of the Exchange, see Spring Bank’s Final Prospectus and Proxy Statement, as filed with the Securities and Exchange Commission on October 20, 2020.

The pandemic caused by an outbreak of a new strain of coronavirus, or the COVID-19 pandemic, that is affecting the United States and global economy and financial markets is also impacting our employees, patients, communities and business operations. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. Management is actively monitoring this situation and the possible effects on our financial condition, liquidity, operations, suppliers, industry, and workforce. In the paragraphs that follow, we have described impacts of the COVID-19 pandemic on our clinical and preclinical development programs.

STING Agonist

We continue to develop our lead STING agonist product candidate, SB 11285, as a next-generation immunotherapeutic agent for the treatment of selected cancers. SB 11285 is currently being evaluated as an intravenously (IV)-administered monotherapy in a Phase 1a/1b multicenter, dose escalation clinical trial in patients with advanced solid tumors. Phase 1a of this trial is a dose-escalation study with IV SB 11285 monotherapy which allows combination with a checkpoint inhibitor after the completion of the first two cohorts of the trial. Phase 1b of this trial is designed to explore IV SB 11285 antitumor activity in combination with a checkpoint inhibitor in tumor types expected to be responsive to immunotherapy. In February 2020, we entered into a clinical collaboration with Roche for the use of Roche’s PD-L1 checkpoint inhibitor atezolizumab (Tecentriq®) in the combination cohorts of this trial.

We initiated dosing in the initial monotherapy cohort of this Phase 1 trial in the fourth quarter of 2019. In August 2020, we initiated the first combination cohort of this Phase 1 trial examining the co-administration of SB 11285 and atezolizumab. Although several of the institutions involved in the conduct of this trial have suspended patient enrollment in all of their clinical trials due to the COVID-19 pandemic, we have been able to continue dosing patients in this trial at multiple sites and completed the dosing of patients in the third cohort in August 2020. Depending on whether we are able to continue enrolling and dosing patients in this Phase 1 trial, we plan to complete the fourth monotherapy cohort during the fourth quarter of 2020. Spring Bank anticipates that it will announce monotherapy data in the fourth quarter of 2020 and hopes to generate sufficient data from the Phase 1a/1b IV STING agonist program by the end of the first half of 2021 to enable advancement into a Phase 2 clinical trial. While Spring Bank currently anticipates this Phase 1 trial will remain open and currently enrolled patients will continue on study, all clinical sites activated for the study may determine to stop enrolling and/or dosing patients as a result of the impact of the COVID-19 pandemic, which has the potential to impact both the advancement into combination cohorts and the availability of data in 2020 and the first half of 2021.

STING Antagonist

We have also explored the use of our novel STING antagonist compounds for the treatment of certain autoimmune and inflammatory diseases where the STING pathway is involved. Our STING antagonists are selectively designed to block aberrant activation of the STING pathway, which contributes to the causes of certain autoimmune and inflammatory diseases, including STING-associated vasculopathy with onset in infancy (SAVI), systemic lupus erythematosus (SLE) and other proinflammatory-mediated diseases. In July 2019, we presented preclinical data from a novel STING antagonist compound, which showed potent inhibition of interferon and pro-inflammatory cytokines in wild type and mutant STING in vitro models. In vivo administration of this compound antagonized STING-agonist-induced interferon and cytokine production in the blood, spleen and liver in mice, illustrating the potential that this compound has for therapeutic applications in interferonopathies, as well as autoimmune and inflammatory diseases. Furthermore, in August 2019, we entered into a research agreement with the University of Texas Southwestern Medical School to evaluate our small molecule STING antagonist compounds.

SARS-CoV-2

In April 2020, we announced that we were exploring programs and collaborations to study our portfolio of RIG-I agonist and STING agonist compounds as potential therapeutics and vaccine adjuvants for SARS-CoV-2, the virus responsible for COVID-19. We have continued to work with the National Institute of Allergy and Infectious Diseases (NIAID) to examine multiple compounds from our RIG-I agonist and STING agonist portfolio in the Middle East Respiratory Syndrome Coronavirus (MERS-CoV) assay and the SARS-CoV-2 antiviral assay. We are also pursuing the inclusion of inarigivir soproxil, a RIG-I agonist, as an adjuvant therapy in ongoing clinical trials involving Bacille Calmette-Guerin (BCG) vaccines against SARS-CoV-2.

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

We have incurred significant annual net operating losses in every year since our inception and expect to continue to incur significant expenses and net operating losses for the foreseeable future. Our net losses for the three and nine months ended September 30, 2020 were $5.4 million and $20.1 million, respectively, and our net losses for the three and nine months ended September 30, 2019 were $6.9 million and $16.7 million, respectively. As of September 30, 2020, we had an accumulated deficit of $146.2 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and increasing operating losses for the next several years.

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

There is no guarantee that the Exchange will be completed. As of September 30, 2020, we had $20.0 million in cash, cash equivalents and marketable securities. We expect that our cash, cash equivalents and marketable securities as of September 30, 2020 will be sufficient to fund operations for at least the next twelve months. This estimate assumes no additional funding from new collaboration agreements or equity financings.

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

Warrants Issued in 2016 Private Placement

In connection with our private placement offering in November 2016, or the November private placement, we issued warrants to purchase 1,644,737 shares of common stock, which we refer to as the November 2016 Warrants. These warrants are exercisable at an exercise price of $10.79 per share. We evaluated the terms of these warrants and concluded that they should be liability-classified. In November 2016, we recorded the fair value of these warrants of approximately $8.3 million. We recognize any change in the value of the warrant liability each reporting period in the statement of operations. As of September 30, 2020, the fair value of the warrants was approximately $56,000, which is a decrease of approximately $243,000 from the fair value of approximately $299,000 as of December 31, 2019. See Note 7 of the notes to the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

We recognize forfeitures as they occur and the compensation expense is reversed in the period that the forfeiture occurs. The assumptions we used to determine the fair value of granted stock options in nine months ended September 30, 2020 and 2019 are as follows:

	For the Nine Months Ended September 30,
	2020	2019
Risk-free interest rate	0.7%	2.5%
Expected term (in years)	5.9	5.9
Expected volatility	82.8%	81.1%
Expected dividend yield	0%	0%

The assumptions used to determine the fair value of the time-based RSUs granted to management during the nine months ended September 30, 2020 is based on the market price of the award on the grant date, which was a weighted average fair value for the nine months ended September 30, 2020 of $1.41 per share.

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

The following table summarizes the classification of our stock-based compensation expenses recognized in our consolidated statements of operations and comprehensive loss (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Stock-based compensation:	2020	2019	2020	2019
Research and development	$163	$314	$609	$971
General and administrative	281	497	1,126	1,854
Total stock-based compensation	$444	$811	$1,735	$2,825

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Operating expenses:
Research and development	$2,516	$5,228	$(2,712)	$11,023	$18,070	$(7,047)
General and administrative	2,832	2,247	585	7,875	7,547	328
Total operating expenses	5,348	7,475	(2,127)	18,898	25,617	(6,719)
Loss from operations	(5,348)	(7,475)	2,127	(18,898)	(25,617)	6,719
Other income (expense)	8	208	(200)	(1,425)	894	(2,319)
Change in fair value of warrant liabilities	(18)	355	(373)	243	8,061	(7,818)
Net loss	$(5,358)	$(6,912)	$1,554	$(20,080)	$(16,662)	$(3,418)

Research and development expenses.

Research and development expenses during the three months ended September 30, 2020 and 2019 were $2.5 million and $5.2 million, respectively. The decrease of $2.7 million during the three months ended September 30, 2020 was primarily due to a decrease in spending on preclinical and clinical trial-related activities for inarigivir and manufacturing costs for inarigivir and

SB 11285 of $2.1 million, as well as other research and development related expenses of $0.6 million, including laboratory supplies, salaries and benefits costs and non-cash charges for stock-based compensation.

Research and development expenses during the nine months ended September 30, 2020 and 2019 were $11.0 million and $18.1 million, respectively. The decrease of $7.1 million during the nine months ended September 30, 2020 was primarily due to a decrease in spending on preclinical studies and clinical trial-related activities for inarigivir and manufacturing costs for inarigivir and SB 11285 of $5.9 million, as well as other research and development related expenses of $1.2 million, including laboratory supplies, salaries and benefits costs and non-cash charges for stock-based compensation.

General and administrative expenses.

General and administrative expenses during the three months ended September 30, 2020 and 2019 were $2.8 million and $2.2 million, respectively. The increase of $0.6 million during the three months ended September 30, 2020 was primarily due to an increase in legal-related costs of $0.8 million, offset by a net decrease in other general and administrative costs of $0.2 million.

General and administrative expenses during the nine months ended September 30, 2020 and 2019 were $7.9 million and $7.5 million, respectively. The increase of $0.3 million during the nine months ended September 30, 2020 was primarily due to an increase in legal-related costs of $0.6 million, consulting-related costs of $0.3 million and net other general and administrative costs of $0.1 million, offset by a decrease in non-cash charges for stock-based compensation of $0.7 million.

Other income (expense). Other income (expense) during the three months ended September 30, 2020 is comprised of interest income. Interest income during the three months ended September 30, 2020 was approximately $8,000 and was primarily related to the interest earned on marketable securities. There was no interest expense as of September 30, 2020. Other income (expense) during the nine months ended September 30, 2020 is comprised of interest income, offset by interest expense and loss on extinguishment of debt. Interest income was approximately $293,000 and was primarily related to the interest earned on marketable securities. Interest expense was approximately $511,000 and was due to the interest expense incurred on the Convertible Term Loan. Loss on extinguishment of debt was approximately $1.2 million and was due to the repayment of the Convertible Term Loan.

Other income (expense) during the three and nine months ended September 30, 2019 is comprised of interest income, offset by interest expense. Interest income during the three and nine months ended September 30, 2019 was approximately $271,000 and approximately $957,000, respectively, and was primarily due to the interest earned on marketable securities. Interest expense during the three and nine months ended September 30, 2019 was $0.1 million during both periods and was due to the interest expense incurred on the Convertible Term Loan.

Change in fair value of warrant liabilities. The change in fair value of warrant liabilities during the three months ended September 30, 2020 was a loss of approximately $18,000 and the change in fair value of warrant liabilities during the nine months ended September 30, 2020 was a gain of approximately $243,000. The change in fair value of warrant liabilities during the three and nine months ended September 30, 2019 was a gain of $0.4 million and $8.1 million, respectively. The change in value each period was solely due to the change in the fair value of the November 2016 Warrants, primarily as a result of the change in our stock price and stock price volatility.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through September 30, 2020, we have financed our operations through proceeds received from private placements of convertible notes, common stock and/or warrants, the exercise of options and warrants, NIH grant funding and public offerings of securities. As of September 30, 2020, we had cash, cash equivalents and marketable securities totaling $20.0 million and an accumulated deficit of $146.2 million.

In August 2017, we entered into a Controlled Equity OfferingSM Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $50.0 million. We pay Cantor a commission rate equal to 3.0% of the aggregate gross proceeds from each sale. Shares sold under the Sales Agreement were offered and sold pursuant to our Registration Statement on Form S-3 (Registration No. 333-218399) that was declared effective by the SEC on June 12, 2017, which we refer to as the S-3 Registration Statement, and a prospectus supplement and accompanying base prospectus that we filed with the SEC on August 18, 2017. During the nine months ended September 30, 2020, we sold an aggregate of 690,895 shares of our common stock, pursuant to the Sales Agreement at a weighted-average selling price of $1.32 per share, which resulted in approximately $0.8 million in net proceeds to the Company. There were no shares sold during the three months ended September 30, 2020 and we do not intend to issue any shares under the Sales Agreement between September 30, 2020 and the closing of the Exchange. During the nine months ended September 30, 2019, we sold an aggregate of 600 shares of our common stock under the Sales Agreement at a weighted average selling price of $10.03 per share, which resulted in de minimis net proceeds. There were no shares sold during the three months ended September 30, 2019.

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

Cash Flows

The following table summarizes sources and uses of cash for each of the periods presented (in thousands):

	For the Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(15,730)	$(20,471)
Net cash provided by investing activities	16,226	20,559
Net cash (used in) provided by financing activities	(19,451)	19,559
Net (decrease) increase in cash, cash equivalents and restricted cash	$(18,955)	$19,647

Net cash used in operating activities. The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities during the nine months ended September 30, 2020 and 2019 was $15.7 million and $20.5 million, respectively. The decrease in cash used in operating activities during the nine months ended September 30, 2020 compared to nine months ended September 30, 2019 of $4.8 million was primarily due to a decrease in the non-cash change in the fair value of the warrant liability of $7.8 million, non-cash change in stock-based compensation of $1.1 million and prepaid expense and other current assets of $1.0 million, offset by an increase in net loss of $3.4 million, loss on extinguishment of debt of $1.2 million and other net changes of $0.5 million.

Net cash provided by investing activities. Net cash provided by investing activities during the nine months ended September 30, 2020 and 2019 was $16.2 million and $20.6 million, respectively. The cash provided by investing activities during the nine months ended September 30, 2020 was primarily the result of $37.2 million in proceeds from the sale of marketable securities, which was offset by $21.0 million for the purchase of marketable securities. The cash used in investing activities during the nine months ended September 30, 2019 was primarily the result of $26.8 million in proceeds from the sale of marketable securities, which was offset by $6.0 million for the purchase of marketable securities and $0.2 million for the purchase of property and equipment.

Net cash (used in) provided by financing activities. Net cash used in financing activities during the nine months ended September 30, 2020 was $19.5 million and net cash provided by financing activities during the nine months ended September 30, 2019 was approximately $19.6 million. Net cash used in financing activities during the nine months ended September 30, 2020 was primarily the result of $20.3 million for payment of the Convertible Term Loan and prepayment charge, offset by $0.8 million of net proceeds from our at-the-market offering program under the Sales Agreement. Net cash provided by financing activities during the nine months ended September 30, 2019 was the result of $20.0 million of proceeds from the Convertible Term Loan and Pontifax Warrants, offset by $0.4 million of issuance costs in connection with the Convertible Term Loan and Pontifax Warrants.

Funding Requirements

As of September 30, 2020, we had $20.0 million in cash, cash equivalents and marketable securities. We expect that our cash, cash equivalents and marketable securities as of September 30, 2020 will be sufficient to fund operations for at least the next twelve months. This estimate assumes no additional funding from new collaboration agreements or equity financings.

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

To the extent the Exchange is not completed and our capital resources are insufficient to meet our future operating and capital requirements, we will need to finance our future cash needs through public or private equity offerings, collaboration agreements, debt financings or licensing arrangements. However, additional funding may not be available to us on acceptable terms or at all, and our ability to obtain funding may be adversely affected by the uncertainty and volatility in the United States capital markets relating to the ongoing COVID-19 pandemic. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities or by selling convertible debt securities, further dilution to our existing stockholders may result. In addition, pursuant to the instructions to Form S-3, if we file a new S-3 shelf registration statement, we would only have the ability to sell shares under such registration statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates, which is commonly referred to as our “public float.” If adequate funds are not available, we may be required to obtain funds through collaborators that may require us to relinquish rights to our technologies or drug candidates that we might otherwise seek to develop or commercialize independently.

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

Recently Issued Accounting Pronouncements

In August 2020, the Financial Accounting Standards Boards (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The amendments in the ASU removes certain separation models for convertible debt instruments and convertible preferred stock that require the separation of a convertible debt instrument into a debt component and an equity or derivative component. In addition, the ASU expands disclosure requirements for convertible instruments and simplifies areas of the guidance for diluted earnings-per-share calculations that are impacted by the amendments. The ASU is effective for public business entities that meet the definition of a Securities and Exchange Commission (“SEC”) filer, excluding smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that the adoption of this standard may have on our consolidated financial statements.

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

We are exposed to market risk related to changes in interest rates. Our cash, cash equivalents and marketable securities of $20.0 million as of September 30, 2020, consisted of cash, cash equivalents and marketable securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. However, because a significant amount of the marketable securities in our investment portfolio are short-term in nature, an immediate 10% change in market interest rates would not be expected to have a material impact on the fair market value of our investment portfolio or on our financial condition or results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2020, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 3, 2020, a Company stockholder filed a complaint in the United States District Court for the Southern District of New York (Lenthall v. Spring Bank Pharmaceuticals, Inc. et al, Case No. 1:20-cv-07219 (S.D.N.Y.)), against the Company and the members of the Company’s Board of Directors (the “individual defendants”), alleging violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and as against the individual defendants, alleging violations of Section 20(a) of the Exchange Act and of Delaware state law. The plaintiff alleges that the defendants made materially misleading disclosures in the Company’s Form S-4 registration statement filed in connection with the proposed Exchange (the “Form S-4”), by allegedly omitting material information with respect to (i) financial projections relating to the Company and F-star, (ii) Ladenburg’s fairness opinion and (iii) any financial analyses conducted on the Company. The plaintiff in Lenthall seeks declaratory and injunctive relief to enjoin the Exchange as well as damages and attorneys’ and experts’ fees.

On September 8, 2020, in the United States District Court for the District of Delaware, a purported class action (Adam Franchi v. Spring Bank Pharmaceuticals, Inc. et al, Case No. 1:20-cv-01198 (D. Del.)) was filed against the Company, members of the Company’s Board of Directors and F-star, alleging violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and as against the individual defendants, alleging violations of Section 20(a) of the Exchange Act. This complaint alleges that the defendants made materially misleading disclosures in the Form S-4 by allegedly omitting material information with respect to (i) financial projections relating to the Company and F-star, (ii) the confidentiality agreements entered into by the Company prior to its engagement of Ladenburg, (iii) the process leading up to the execution of the Exchange Agreement and (iv) any financial analyses performed by Ladenburg. The plaintiff in Franchi seeks declaratory and injunctive relief to enjoin the Exchange; or in the event of consummation of the Exchange, rescissory damages against the defendants; filing by the defendants of a Registration Statement deemed not to be materially misleading by the plaintiff; and attorneys’ and experts’ fees.

On September 18, 2020, in the United States District Court for the Southern District of New York, another Company stockholder filed a complaint (Arshad v. Spring Bank Pharmaceuticals, Inc., et al., Case No. 1:20-cv-07723 (S.D.N.Y.)), against the Company and the members of the Company’s Board of Directors, alleging violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and as against the individual defendants, alleging violations of Section 20(a) of the Exchange Act. The plaintiff alleges that the defendants made materially misleading disclosures in the Form S-4 by allegedly omitting material information with respect to (i) financial projections relating to the Company and F-star, (ii) Ladenburg’s fairness opinion and (iii) the process relating to the Exchange. The plaintiff in Arshad seeks declaratory and injunctive relief to enjoin the Exchange; or in the event of consummation of the Exchange, rescissory damages against the defendants; filing by the defendants of a Registration Statement deemed not to be materially misleading by the plaintiff; and attorneys’ and experts’ fees.

On October 29, 2020, in the United States District Court Eastern District of New York, another Company stockholder filed a complaint (Nowakowski v. Spring Bank Pharmaceuticals, Inc., et al., Case No. 1:20-cv-05219 (E.D.N.Y.)), against the Company and the members of the Company’s Board of Directors, alleging violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and as against the individual defendants, alleging violations of Section 20(a) of the Exchange Act. The plaintiff alleges that the defendants made materially misleading disclosures in the Form S-4 by allegedly omitting material information with respect to (i) financial projections relating to the Company and F-star, (ii) Ladenburg’s fairness opinion and (iii) the process relating to the Exchange. The plaintiff in Nowakowski seeks declaratory and injunctive relief to enjoin the Exchange; or in the event of consummation of the Exchange, rescissory damages against the defendants; declaration that defendants violated Sections 14(a) and 20(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder; and attorneys’ and experts’ fees.

The Company believes that the complaints set forth above are without merit and intends to defend against them vigorously. There can be no assurance, however, that the Company or any defendant will be successful. At present, the Company is unable to estimate potential losses, if any, related to these lawsuits.

From time to time, we may become involved in other legal proceedings arising in the ordinary course of our business.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, or the Form 10-K, in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, which could materially affect our business, financial condition, or results of operations. There have been no material changes in or additions to the risk factors referred to in the previous sentence.

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

10.1

Form of STING Agonist CVR Agreement by and among Spring Bank, F-star, a representative of the Spring Bank stockholders prior to the Closing, and Computershare Trust Company N.A., as the Rights Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 30, 2020 (Commission File No. 001-37718).

10.2

Form of STING Antagonist CVR Agreement by and among Spring Bank, F-star, a representative of the Spring Bank stockholders prior to the Closing, and Computershare Trust Company N.A., as the Rights Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 30, 2020 (Commission File No. 001-37718).

10.3	Form of Company Lock-up Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed July 30, 2020 (Commission File No. 001-37718).

10.4	Form of Seller Lock-Up Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed July 30, 2020 (Commission File No. 001-37718).

10.5	Form of Voting Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed July 30, 2020 (Commission File No. 001-37718).

10.6*	Form of Retention and Bonus Award Agreement.

10.7*	Form of Retention and Bonus Award Agreement.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Spring Bank Pharmaceuticals, Inc.

Date: November 3, 2020	By:	/s/ Lori Firmani
Lori Firmani
Vice President of Finance
(Principal Financial and Accounting Officer)