Form 10-Q
period 2021-03-31
F-star Therapeutics, Inc.
filed 2021-05-17
CIK 1566373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31,
2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-37718

F-STAR THERAPEUTICS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	52-2386345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Eddeva B920 Babraham Research Campus Cambridge, United Kingdom CB22 3AT	N/A
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
+44-1223-497400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	FSTX	The Nasdaq Stock Market (Nasdaq Capital Market)
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
of the Exchange Act).    YES  ☐     NO  ☒
The number of shares of Registrant’s Common Stock outstanding as of May 12, 2021 was
19,365,931
.

F-star
Therapeutics Inc.
INDEX
PART I. FINANCIAL INFORMATION

i

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
10-Q
contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form
10-Q,
including statements regarding our strategy, future operations, future financial position, projected costs, prospects, plans and objectives of management, are forward-looking statements. In some cases, you can identify forward-looking statements by terms including, but not limited to, “may,” “likely,” “will,” “should,” “would,” “design,” “expect,” “seek,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions.
These forward-looking statements include, but are not limited to, statements about:

•	our ongoing and planned preclinical studies and clinical trials;

•	preclinical study data and clinical trial data and the timing of results of our ongoing clinical studies and/or trials;

•	our plans to seek and enter into clinical trial collaborations and other broader collaborations;

•
the direct and indirect impact of the
COVID-19
pandemic on our business operations and financial condition, including manufacturing, research and development costs, clinical trials, regulatory processes and employee expenses; and

•	our estimates regarding prospects, strategies, expenses, operating capital requirements, results of operations and needs for additional financing.
Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Factors that could cause actual results or events to differ materially from the forward-looking statements that we make include, but are not limited to, the following:

•
We are very early in our development efforts and our product candidates may not be successful in later stage clinical trials. Results obtained in our preclinical studies and clinical trials to date are not necessarily indicative of results to be obtained in future clinical trials. As a result, our product candidates may never be approved as marketable therapeutics.

•
We will need additional funding to complete the development of our product candidates and before we can expect to become profitable from the sales of our products, if approved. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

•
We rely, and expect to continue to rely, on third parties to conduct our clinical trials and to manufacture our product candidates for preclinical and clinical testing. These third parties may not perform satisfactorily, which could delay our product development activities.

•
If we are unable to adequately protect our proprietary technology or obtain and maintain issued patents which are sufficient to protect our product candidates, others could compete against us more directly, which would have a material adverse impact on our business, results of operations, financial condition and prospects.

•
We may not be able to retain key executives or to attract, retain and motivate key personnel. If we are unable to retain such key personnel, it could have a material adverse impact on our business and prospects.

•
Business interruptions resulting from the coronavirus disease
(“COVID-19”)
outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.

You should read this Quarterly Report on Form
10-Q
and the documents that we have filed as exhibits to this Quarterly Report on Form
10-Q
completely and with the understanding that our actual future results may be materially different from what we expect. You should also read carefully the factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2021, to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our subsequent Quarterly Reports on
Form 10-Q,
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
F-star
Therapeutics Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)

	March 31,	December 31
	2021	2020
	Unaudited
Assets

Current Assets:
Cash and cash equivalents	$3,680	$18,526
Accounts receivable	2,799	—
Prepaid expenses and other current assets	3,308	3,976
Tax incentive receivable	4,017	3,563

Total current assets	13,804	26,065
Property and equipment, net	1,063	789
Right of use asset	3,978	2,782
Goodwill	14,980	14,926
In-process research and development	19,157	18,986
Other long-term assets	454	61

Total assets	$53,436	$63,609

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,084	$4,597
Accrued expenses and other current liabilities	7,062	9,461
Contingent value rights	2,200	2,080
Lease obligations, current	969	539
Deferred revenue	—	300

Total current liabilities	14,315	16,977
Lease obligations	3,385	2,622
Contingent value rights	320	440
Deferred tax liability	576	576

Total liabilities	18,596	20,615

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized, 10,000,000 shares at March 31, 2021 and December 31, 2020; no shares issued or outstanding at March 31, 2021 and December 31, 2020	—	—
Common Stock, $0.0001 par value; authorized 200,000,000 shares at March 31, 2021 and December 31, 2020; 9,100,320 and 9,100,117 shares issued and outstanding at March 31, 2021 and December 31, 2020	1	1
Additional paid-in capital	93,418	91,238
Accumulated other comprehensive loss	(1,542)	(1,077)
Accumulated deficit	(57,037)	(47,168)

Total stockholders’ equity	34,840	42,994

Total liabilities and stockholders’ equity	$53,436	$63,609

See accompanying notes to consolidated financial statements.

F-star
Therapeutics Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, Except Share and Per Share Amounts)

	For the Three Months Ended March 31,
	2021	2020
License revenue	$2,917	1,355
Operating expenses:
Research and development	7,267	3,400
General and administrative	6,429	3,189

Total operating expenses	13,696	6,589

Loss from operations	(10,779)	(5,234)
Other non-operating (expense) income :
Other inc ome (expense)	1,018	(1,527)
Change in fair-value of convertible debt	—	(386)

Loss before income taxes	(9,761)	(7,147)
Income tax expense	(108)	(12)

Net loss	$(9,869)	$(7,159)

Net loss attributable to common stockholders	$(9,869)	$(7,159)

Basic and diluted adjusted net loss per common shares	$(1.08)	$(3.92)

Weighted-average number of shares outstanding, basic and diluted	9,100,273	1,826,070

Other comprehensive loss:
Net loss	$(9,869)	(7,159)
Other comprehensive gain (loss):
Foreign currency translation	(465)	23

Total comprehensive loss	$(10,334)	$(7,136)

See accompanying notes to consolidated financial statements.

F-star
Therapeutics Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(9,869)	(7,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation expense	2,180	534
Foreign currency loss (gain)	(670)	1,294
Loss on disposal of fixed assets	(9)	(1)
Depreciation	144	180
Interest expense	77	256
Fair-value adjustment of convertible term loan		386
Operating right of use asset expense	278	136
Changes in operating assets and liabilities:
Trade receivables	(2,805)	—
Prepaid expenses and other current assets	701	1,389
Tax incentive receivable	(413)	1,184
Accounts payable	(548)	1,497
Accrued expenses and other current liabilities	(2,473)	(1,427)
Deferred revenue	(304)	368
Operating lease liability	(272)	(161)
Other long-term asset	(395)	—

Net cash used in by operating activities	(14,378)	(1,524)

Cash flows from investing activities:
Purchase of property, plant and equipment	(267)	—
Proceeds from sale of property, plant and equipment	15	—
Purchase of intangible assets	—	(62)

Net cash used in investing activities	(252)	(62)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	500

Net cash provided by financing activities	—	500

Net decrease in cash and cash equivalents	(14,630)	(1,086)
Effect of exchange rate changes on cash	(216)	(267)
Cash and cash equivalents at beginning of period	18,526	4,901

Cash and cash equivalents at end of period	$3,680	$3,548

Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$17
Purchases of property and equipment included in accounts payable and accrued expenses	$97	$—
Non-cash investing and financing activities:
Additions to ROU assets obtained from new operating lease liabilities	$1,468	$—
See accompanying notes to consolidated financial statements.

F-star
Therapeutics Inc.
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)
(In thousands, except share amounts)

	Shareholders’ Equity
For the Three Months E n ded	Common Shares		Capital in Excess of par Value	Accumulated Other Comprehensive Loss	Accumulated deficit	Total Stockholders’ Equity
March 31, 2021	Number	Value

Balance at December 31, 2020	9,100,117	$1	$91,238	$(1,077)	$(47,168)	$42,994
Equity adjustment from foreign currency translation				(465)		(465)
Stock option exercises	203	—	—			—
Share-based compensation			2,180			2,180
Net loss					(9,869)	(9,869)

Balance at March 31, 2021	9,100,320	$1	$93,418	$(1,542)	$(57,037)	$34,840

	Shareholders’ Equity
For the Three Months Ended	Seed preferred shares	Series A preferred shares	Common Shares		Capital in Excess of par Value	Accumulated Other Comprehensive Loss	Accumulated deficit	Total Stockholders’ Equity
March 31, 2020	Number	Number	Number	Value
Balance at December 31, 2019	103,611	1,441,418	4,128,441	$1	$31,718	$(1,634)	$(21,549)	$8,536
Issuance of common stock for services rendered			6,720					—
Issuance of common stock in connection with at-the-market offering, net of issuance costs			10,450					—
Equity adjustment from foreign currency translation						23		23
Share-based compensation					534			534
Net loss							(7,159)	(7,159)

Balance at March 31, 2020	103,611	1,441,418	4,145,611	$1	$32,252	$(1,611)	$(28,708)	$1,934

See accompanying notes to consolidated financial statements.

F-star
Therapeutics Inc.
Notes to Consolidated Financial Statements

1. Nature of Business and Summary of Significant Accounting Policies
Nature of Business
F-star
Therapeutics, Inc.
(collectively with its subsidiaries,
“F-star”
or the “Company”) is a clinical-stage biopharmaceutical company dedicated to developing next generation immunotherapies to transform the lives of patients with cancer.
F-star’s
goal is to offer patients better and more durable benefits than currently available immuno-oncology treatments by developing medicines that seek to block tumor immune evasion. Through its proprietary tetravalent, bispecific natural antibody (mAb²
™
) format,
F-star’s
mission is to generate highly differentiated medicines with monoclonal antibody-like manufacturability, good safety and tolerability. With four distinct binding sites in a natural human antibody format,
F-star
believes its proprietary technology will overcome many of the challenges facing current immuno-oncology therapies, due to the strong pharmacology enabled by tetravalent bispecific binding.
F-star’s
most advanced product candidate, FS118, is currently being evaluated in a proof-of-concept
Phase 2 trial in
PD-1/PD-L1
a
c
quired resistance head and neck cancer patients. FS118 is a tetravalent mAb2 bispecific antibody targeting two receptors,
PD-L1
and
LAG-3,
both of which are established pivotal targets in immuno- oncology. F-star’s second product candidate, FS120, aims to improve checkpoint inhibitor and chemotherapy outcomes and is a mAb2 bispecific antibody that is designed to bind to and stimulate OX40 and CD137, two proteins found on the surface of T cells that both function to enhance T cell activity. F-star’s third product candidate, FS222, aims to improve outcomes in low PD-L1 expressing tumors and is a mAb2 bispecific antibody that is designed to target both the costimulatory CD137 and the inhibitory PD-L1 receptors, which are co-expressed in a number of tumor types. SB 11285 which F-star acquired pursuant to a business combination with Spring Bank Pharmaceuticals, Inc. (“Spring Bank”), is a next generation cyclic dinucleotide STimulator of INterferon Gene (“STING”) agonist designed to improve checkpoint inhibition outcomes as an immunotherapeutic compound for the treatment of selected cancers.
Share Exchange Agreement
On November 20, 2020,
F-star
Therapeutics, Inc., formerly known as Spring Bank Pharmaceuticals, Inc., completed a business combination (the “Transaction”) with
F-star
Therapeutics Limited
(“F-star
Ltd”) in accordance with the terms of the Share Exchange Agreement, dated July 29, 2020 (the “Exchange Agreement”), by and among the Company,
F-star
Ltd and certain holders of capital stock and convertible notes of
F-star
Ltd (each a “Seller”, and collectively with holders of
F-star
Ltd securities who subsequently became parties to the Exchange Agreement, the “Sellers”). Pursuant to the Exchange Agreement, each ordinary share of
F-star
Ltd outstanding immediately prior to the closing of the Transaction (the “Closing”) was exchanged by the Sellers that owned such
F-star
Ltd shares for a number of duly authorized, validly issued, fully paid and non-assessable
shares of Company common stock pursuant to the exchange ratio formula set forth in the Exchange Agreement (the “Exchange Ratio”), rounded to the nearest whole share of Company common stock (after aggregating all fractional shares of Company common stock issuable to such Seller). Also, on November 20, 2020, in connection with, and prior to completion of, the Transaction, Spring Bank effected a
1-for-4
reverse stock split of its common stock (the “Reverse Stock Split”) and, following the completion of the Transaction, changed its name to
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
Under the terms of the Exchange Agreement, at the Closing, Spring Bank issued an aggregate of 4,620,618 shares of its common stock to
F-star
Ltd stockholders, based on an Exchange Ratio of 0.1125 shares of Spring Bank common stock for each
F-star
Ltd ordinary share, stock option and restricted stock unit (“RSU”) outstanding immediately prior to the Closing. The Exchange Ratio was determined through arms-length negotiations between Spring Bank and
F-star
Ltd pursuant to a formula set forth in the Exchange Agreement.

Pursuant to the Exchange Agreement, immediately prior to the Closing, certain investors in
F-star
Ltd purchased $15.0 million of
F-star
Ltd ordinary shares (the
“Pre-Closing
Financing”). These ordinary shares of
F-star
Ltd were then exchanged at the Closing for shares of the Company’s common stock in the Transaction at the same Exchange Ratio.
Pursuant to the Exchange Agreement, all outstanding options to purchase Spring Bank common stock were accelerated immediately prior to the Closing, and each outstanding option with an exercise price greater than the closing price of Spring Bank common stock on the date of the Closing (the “Closing Date”) was exercised in full, and all other outstanding options to purchase Company common stock were cancelled effective as of the Closing Date.
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
F-star
Ltd and certain stockholders of
F-star
Ltd entered into
lock-up
agreements, pursuant to which they agreed to certain restrictions on transfers of any shares of the Company’s common stock for the
180-day
period following the Closing, other than the shares of the Company’s common stock received in exchange for ordinary shares of
F-star
Ltd subscribed for in the
Pre-Closing
Financing and pursuant to certain other limited exceptions.
In addition, at the Closing, Spring Bank,
F-star
Ltd, a representative of Spring Bank stockholders prior to the Closing, and Computershare Trust Company N.A., as the Rights Agent, entered into a STING Agonist Contingent Value Rights Agreement (the “STING Agonist CVR Agreement”). Pursuant to the Exchange Agreement and the STING Agonist CVR Agreement, each pre-Reverse
Stock Split share of Company common stock held by stockholders as of the record date on November 19, 2020, immediately prior to the Closing, received a dividend of one contingent value right (“CVR”)(“STING Agonist CVR”), payable on a pre-Reverse
Stock Split basis, entitling such holders to receive, in connection with certain transactions involving the proprietary STING agonist compound designated as SB 11285 occurring on or prior to the STING Agonist CVR Expiration Date (as defined below) that resulted in aggregate Net Proceeds (as defined in the STING Agonist CVR Agreement) at least equal to the Target Payment Amount (as defined below), an aggregate amount equal to the greater of (i) 25% of the Net Proceeds received from all CVR Transactions (as defined in the STING Agonist CVR Agreement) and (ii) an aggregate amount equal to the product of $1.00 and the total number of shares of Company common stock outstanding as of such record date (not to exceed an aggregate amount of $18.0 million) (the “Target Payment Amount”).
The CVR payment obligation expires on the later of 18 months following the Closing or the one-year
anniversary of the date of the final database lock of the STING clinical trial (as defined in the STING Agonist CVR Agreement) (the “STING Agonist CVR Expiration Date”). The STING Agonist CVRs are not transferable, except in certain limited circumstances, are not certificated or evidenced by any instrument, do not accrue interest, and are not registered with the Securities and Exchange Commission (the “SEC”) or listed for trading on any exchange. Until the STING Agonist CVR Expiration Date, subject to certain exceptions, the Company is required to use commercially reasonable efforts to (a) complete the STING Trial and (b) pursue a CVR Transaction. The STING Agonist CVR Agreement became effective upon the Closing and, unless terminated earlier in accordance with its terms, will continue in effect until the STING Agonist CVR Expiration Date or all CVR payment amounts are paid pursuant to their terms.
At the Closing, Spring Bank,
F-star
Ltd, a representative of Spring Bank stockholders prior to the Closing, and Computershare Trust Company N.A., as the Rights Agent, also entered into a STING Antagonist Contingent Value Rights Agreement (the “STING Antagonist CVR Agreement”). Pursuant to the Exchange Agreement and the STING Antagonist CVR Agreement, each share of common stock held by Spring Bank stockholders as of November 19, 2020, immediately prior to the Closing, received a dividend of one CVR (“STING Antagonist CVR”) entitling such holders to receive, in connection with the execution of a potential development agreement (the “Approved Development Agreement”) and certain other transactions involving proprietary STING antagonist compound occurring on or prior to the STING Antagonist CVR Expiration Date (as defined below) equal to 80% of all net proceeds (as defined in the STING Antagonist CVR Agreement) received by the Company after the Closing pursuant to (i) the Approved Development Agreement, if any, and (ii) all CVR Transactions (as defined in the STING Antagonist CVR Agreement) entered into prior to the STING Antagonist CVR Expiration Date.
The CVR payment obligations expire on the seventh anniversary of the Closing (the “STING Antagonist CVR Expiration Date”). The STING Antagonist CVRs are not transferable, except in certain limited circumstances, are not certificated or evidenced by any instrument, do not accrue interest, and are not registered with the SEC or listed for trading on any exchange. Until the STING Antagonist CVR Expiration Date, subject to certain exceptions, the Company is required to use commercially reasonable efforts to (a) consummate the Approved Development Agreement, (b) to perform the terms of the Approved Development Agreement and (c) pursue CVR Transactions. The STING Antagonist CVR Agreement became effective upon the Closing and, unless terminated earlier in accordance with its terms, will continue in effect until the STING Antagonist CVR Expiration Date or all CVR payment amounts are paid pursuant to their terms.

The acquisition-date fair value of the CVR liability represents the future payments that are contingent upon the achievement of sale or licensing for the product candidates. The fair value of the contingent consideration acquired of $2.5 million as of December 31, 2020 and as of March 31, 2021 is based on the Company’s probability-weighted discounted cash flow assessment that considers probability and timing of future payments. The fair value measurement is based on significant Level 3 unobservable inputs such as the probability of achieving a sale or licensing agreement, anticipated timelines, and discount rate. Changes in the fair value of the liability will be recognized in the consolidated statement of operations and comprehensive loss until settlement.
All issued and outstanding
F-star
Ltd share options
g
ranted under
F-star’s
three legacy equity incentive plans became exercisable in full immediately prior to the Closing. At the Closing, all issued share options and restricted stock units granted by
F-star
Ltd under the
F-star
Therapeutics Limited 2019 Equity Incentive Plan (the “2019 Plan”) were replaced by options (“Replacement Options”) and awards (“Replacement RSUs”), on the same terms (including vesting), for Company common stock, based on the Exchange Ratio.
The Company’s common stock, which was listed on the Nasdaq Capital Market, traded through the close of business on Friday, November 20, 2020 under the ticker symbol “SBPH” and continued trading on the Nasdaq Capital Market, on a post-Reverse Stock Split adjusted basis, under the ticker symbol “FSTX” beginning on Monday, November 23, 2020. Commencing on November 23, 2020, the Company’s common stock was represented by a new CUSIP number, 30315R 107. After the Transaction, the Company had approximately $
30
 million in cash. The combined company is now headquartered out of
F-star
Ltd’s existing facilities in Cambridge, United Kingdom and office in Cambridge, MA.
The Transaction was accounted for as a business combination using the acquisition method of accounting under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 805,
Business Combinations
(“ASC 805”). The Transaction was accounted for as a reverse acquisition with
F-star
Ltd being deemed the acquiring company for accounting purposes. Under ASC 805,
F-star
Ltd, as the accounting acquirer, recorded the assets acquired and liabilities assumed of Spring Bank in the Transaction at their fair values as of the acquisition date (see Note
2
 of the financial statements).
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
Liquidity
On March 30, 2021, the Company entered into a Sales Agreement (the “2021 Sales Agreement”) with SVB Leerink LLC (“SVB Leerink”) with respect to an
“at-the-market”
offering as defined in Rule 415 of the Securities Act of 1933, as amended, under which the Company could offer and sell, from time to time in its sole discretion, shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $50.0 million through SVB Leerink as its sales agent. As of May 6, 2021, the Company had issued and sold 979,843 shares of common stock for gross proceeds of $9.5 million, resulting in net proceeds of $9.2 million after deducting sales commissions and offering expenses. On May 6, 2021, the Company terminated the 2021 Sales Agreement.
On May 6, 2021, the Company entered into an underwriting agreement with SVB Leerink, as representative of the underwriters, relating to an underwritten public offering of approximately 9.3 million shares of the Company’s common stock, par value $0.0001 per share. The underwritten public offering resulted in gross proceeds of $65.0 million. The Company incurred $3.9 million in issuance costs associated with the underwritten public offering, resulting in net proceeds to the Company of $61.1 million.
On April 1, 2021, the Company, as borrower, entered into a Venture Loan and Security Agreement (the “Loan and Security Agreement”) with Horizon Technology Finance Corporation (“Horizon”), as lender and collateral agent for itself. The Loan and Security Agreement provides for four (4) separate and independent $
2.5
 million term loans (“Loan A”, “Loan B”, “Loan C”, and “Loan D”) (with each of Loan A, Loan B, Loan C and Loan D, individually a “Term Loan” and, collectively, the “Term Loans”), whereby, upon the satisfaction of all the conditions to the funding of the Term Loans, each Term Loan will be delivered by Horizon to the Company in the following manner: (i) Loan A was to be delivered by Horizon to the Company prior to April 1, 2021, (ii) Loan B was required to be delivered by Horizon to the Company prior to April 1, 2021, (iii) Loan C is required to be delivered by Horizon to the Company prior to June 30, 2021, and (iv) Loan D is required to be delivered by Horizon to the Company prior to June 30, 2021. The Company may only use the proceeds of the Term Loans for working capital or general corporate purposes as contemplated by the Loan and Security Agreement. On April 1, 2021, the Company drew down $
5
 million under this facility.
The Company has incurred significant losses and has an accumulated deficit of

$
57.0
 million as of March 31, 2021.

F-star
expects to incur substantial losses in the foreseeable future as it conducts and expands its research and development activities and clinical trial activities. As of May 17, 2021, the date of issuance of the consolidated financial statements, after proceeds from the ATM, Sales Agreement and drawdown of the Term Loans, the Company’s cash of approximately
$
76.3
million will be sufficient to fund its current operating plan and planned capital expenditures for at least the next 12 months.
The Company may continue to seek additional funding through public equity, private equity, debt financing, collaboration partnerships, or other sources. There are no assurances, however, that the Company will be successful in raising additional working capital, or if it is able to raise additional working capital, it may be unable to do so on commercially favorable terms. The Company’s failure to raise future capital or enter into other such arrangements if and when needed would have a negative impact on its business, results of operations and financial condition and its ability to develop its product candidates.

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).
The accompanying interim financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020, and related interim information contained within the notes to the financial statements, are unaudited. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of March 31, 2021, results of operations for the three months ended March 31, 2021 and 2020, statement of stockholders’ equity for the three months ended March 31, 2021 and 2020 and its cash flows for the three months ended March 31, 2021 and 2020. These interim financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the full fiscal year or any interim period.
Principles of Consolidation
The Company’s financial statements have been prepared in conformity with U.S. GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the ASC and Accounting Standards Updates (“ASU”) of the FASB. The accompanying consolidated financial statements include the accounts of F-star Therapeutics Inc. and its wholly owned subsidiaries. All intercompany balances and transactions between the consolidated companies have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting years. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the fair value of the assets and liabilities acquired in the transaction between Spring Bank and
F-star
Ltd

fair value of the convertible loan containing embedded derivatives, the fair value of contingent value rights, the accrual for research and development expenses, revenue recognition, fair values of acquired intangible assets and impairment review of those assets, share based compensation expense, and income taxes. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates
a
re periodically reviewed in light of reasonable changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates or assumptions.
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
The Company is dependent on contract research organizations to provide its clinical trials and third-party manufacturers to supply products for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply its requirements for supplies and raw materials related to these programs. These programs could be adversely affected by a significant interruption in these manufacturing services or the availability of raw materials.
Property, plant and equipment
Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the estimated useful lives of the respective assets as follows:

Estimated Useful Economic Life
Leasehold property improvements, right of use assets	Lesser of lease term or useful life
Laboratory equipment	5 years
Furniture and office equipment	3 years
Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use
(“ROU”) assets, and lease obligations in the Company’s consolidated balance sheets.
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
Impairment of Long-Lived Assets
Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying value, an impairment loss is recorded for the difference between the carrying value and fair value of the asset. As of March 31, 2021, no such impairment has been recorded.
License and collaboration arrangements and revenue recognition
The Company’s revenues are generated primarily through license and collaboration agreements with pharmaceutical and biotechnology companies. The terms of these arrangements may include (i) the grant of intellectual property rights (IP licenses) to therapeutic drug candidates against specified targets, developed using the Company’s proprietary mAb2 bispecific antibody platform, (ii) performing research and development services to optimize drug candidates, and (iii) the grant of options to obtain additional research and development services or licenses for additional targets, or to optimize product candidates, upon the payment of option fees.
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

The Company has adopted FASB ASC Topic 606,
Revenue from Contracts with Customers
(“ASC 606”). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. To date, the Company has entered into License and Collaboration Agreements with Denali, and Ares (an affiliate of Merck KGaA, Darmstadt, Germany) which were determined to be within the scope of ASC 606.
Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized under ASC 606, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination as to whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. As part of the accounting for these arrangements, the Company must make significant judgments, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each performance obligation.
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
basis in the period of adjustment.
After the transaction price is determined, it is allocated to the identified performance obligations based on the estimated standalone selling price. The Company must develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. The Company utilizes key assumptions to determine the standalone selling price, which may include other comparable transactions, pricing considered in negotiating the transaction, probabilities of technical and regulatory success and the estimated costs. Certain variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated to each performance obligation are consistent with the amounts the Company would expect to receive for each performance obligation.
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
Research and development costs
Research and development costs are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including compensation expense, share-based compensation and benefits, facilities costs and laboratory supplies, depreciation, amortization and impairment expense, manufacturing expenses and external costs of outside vendors engaged to conduct preclinical development activities and clinical trials as well as the cost of licensing technology. Typically, upfront payments and milestone payments made for the licensing of technology are expensed as research and development in the period in which they are incurred, except for payments relating for intellectual property rights with future alternative use which will be expensed when the intellectual property is in use. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

Warrants
The Company accounts for warrants within stockholders equity or as liabilities based on the characteristics and provisions of each instrument. The Company evaluates outstanding warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. If none of the criteria in the evaluation in these standards are met, the warrants are classified as a component of stockholders’ equity and initially recorded at their grant date fair value without subsequent remeasurement. Warrants that meet the criteria are classified as liabilities and remeasured to their fair value at the end of each reporting period.
Stock-Based Compensation
The Company accounts for share-based compensation in accordance with ASC 718, “Compensation – Stock Compensation”(“ASC 718”). ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period in the Company’s consolidated statements of operations and comprehensive loss.
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
Historically, given the absence of an active market for the ordinary shares of
F-star
Ltd, the board of directors determined the estimated fair value of the Company’s equity instruments based on input from management, which utilized the most recently available independent third-party valuation, and considered a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector. Each valuation methodology included estimates and assumptions that require judgment. These estimates and assumptions included a number of objective and subjective factors in determining the value of
F-star
Ltd ordinary shares at each grant date. The expected volatility for F star Ltd was calculated based on reported volatility data for a representative group of publicly traded companies for which historical information was available. The historical volatility was calculated based on a period of time commensurate with the assumption used for the expected term. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption.
F-star
Ltd used the simplified method, under which the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term.
F-star
Ltd utilized this method due to the lack of historical exercise data and the plain nature of its share-based awards.
The Company uses the remaining contractual term for the expected life of non-employee
awards. The expected dividend yield is assumed to be zero, as the Company has never paid dividends and has no current plans to pay any dividends.
The Company classifies share-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.
Fair value measurements of financial instruments
The Company’s financial instruments consist of cash, accounts payable, CVRs and liability classified warrants. The carrying amounts of cash and accounts payable approximate their fair value due to the short-term nature of those financial instruments. The fair value of CVRs and the liability classified warrants are remeasured to fair value each reporting period.
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic 820,
Fair Value Measurement
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
Net loss per share
The Company computes net loss per share in accordance with ASC Topic 260,
Earnings Per Share
(“ASC 260”) and related guidance, which requires two calculations of net (loss) income attributable to the Company’s shareholders per share to be disclosed: basic and diluted. Convertible preferred shares are considered participating securities and are included in the calculation of basic and diluted net (loss) income per share using the two-class
method. In periods where the Company reports net losses, such losses are not allocated to the convertible preferred shares for the computation of basic or diluted net (loss) income.
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
Research and development tax credits received in the United Kingdom are recorded as a reduction to research and development expenses. The U.K. research and development tax credit is payable to the Company after surrendering tax losses and is not dependent on current or future taxable income. As a result, it is not reflected as part of the income tax provision If, in the future, any UK research and development tax credits generated are utilized to offset a corporate income tax liability in the United Kingdom, that portion would be recorded as a benefit within the income tax provision and any refundable portion not dependent on taxable income would continue to be recorded as a reduction to research and development expenses.
Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential loss range is probable and reasonably estimable under the provisions of the authoritative guidelines that address accounting for contingencies. The Company expenses costs as incurred in relation to such legal proceedings as general and administrative expense within the consolidated statements of operations and comprehensive loss.

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
2016-13”).
ASU
2016-13
will change how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity
debt securities, companies will be required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. In November 2019, the FASB issued ASU No.
2019-10,
 Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates
 to amend the effective date of ASU
2016-13,
for entities eligible to be “smaller reporting companies,” as defined by the SEC, to be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company has not elected to early adopt ASU
No. 2016-13.
The Company is currently evaluating the potential impact that the adoption of ASU
2016-13
will have on the Company’s financial position and results of operations.
2. Business Combination
As described in Note 1, on November 20, 2020,
F-star
Ltd completed a business combination with Spring Bank. For accounting purposes, the purchase price was based on (i) the fair value of Spring Bank common stock as of the Transaction date of $21.5 million, which was determined based on the number of shares of common stock issued in connection with the Transaction, and (ii) the portion of the fair value attributable to in-the-money
fully and partially vested stock options and warrants.
Under the acquisition method of accounting, the total purchase price is allocated to the acquired tangible and intangible assets and assumed liabilities based on their fair values as of the acquisition date. Any excess purchase price over the fair value of assets acquired and liabilities assumed is allocated to goodwill. Acquired in-process
research and development assets will be classified as indefinite-lived intangible assets and will be amortized over their estimated useful economic lives when put into use. The fair values of acquired in-process
research and development assets were calculated using an income approach based on the expected future cash flows associated with the respective asset using an estimated discount rate of 14%. In addition, on the date of the Transaction, there were 73,337 outstanding equity classified warrants with a fair value of $0.2 million and 408,444 outstanding liability classified warrants with a fair value of $0.2 million.
Goodwill is allocated to one reporting unit. The goodwill was primarily attributable to the access
F-star
gained to a public listing on the Nasdaq Capital Market. The Company determined that the underlying goodwill and intangible assets are not deductible for tax purposes.
For the year ended December 31, 2020, the Company incurred acquisition-related expenses of approximately $4.2 million, which are included in general and administrative expenses. The purchase price is allocated to the fair value of assets and liabilities acquired as follows (in thousands, except shares of common stock and fair value per share):

Number of shares of common stock	4,449,559
Multiplied by fair value per share of common stock	$4.84

Purchase price	$21,536

Cash and cash equivalents	$9,779
Marketable securities	5,000
Prepaid expenses and other assets	935
Operating lease right of use asset	2,784
Intangible assets	4,720
Goodwill	10,451
Accounts payable, accrued expenses and other liabilities	(5,453)
CVRs	(2,520)
Liability and equity based warrants	(422)
Deferred tax liability	(576)
Operating lease liability	(3,162)

Fair value of net assets acquired	$21,536

A liability was recognized for the CVRs assumed by the Transaction. The fair value estimate for the CVRs was estimated at $2.5 million and is based on the probability-weighted achieved over the estimated period. Any change in the fair value of the CVRs to the acquisition date, including changes from events after the acquisition date, such as changes in the Company’s estimate will be recognized in earnings in the period the estimated fair value changes. The Company’s estimated range of possible outcomes was up to $26.0 million. A change in fair value of the CVRs c
o
uld have a material effect on the statement of operations and financial position in the period of the change in estimate.
3. Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share of the Company for such periods (in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2021	2020
Net loss	$(9,869)	$(7,159)
Weighted average number shares outstanding, basic and diluted	9,100,273	1,826,070
Net loss income per common, basic and diluted	$(1.08)	$(3.92)
Diluted net loss per share of common stock is the same as basic net loss per share of common stock for all periods presented.
The following potentially
d
ilutive securities outstanding, prior to the use of the treasury stock method or if-converted
method, have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact due to the losses reported:

	For the Three Months Ended March 31,
	2021	2020
Convertible debt	—	179,404
Common stock warrants	93,330	—
Stock options, and RSUs	1,241,435	257,599

3. Property, plant and equipment, net
Property, plant and equipment, net consisted of the following (in thousands):

	March 31,	December 31
	2021	2020
Leasehold improvements	$160	$15
Laboratory equipment	1,865	1,788
Furniture and office equipment	165	169

	2,190	1,972
Less: Accumulated depreciation	1,127	1,183

	$1,063	$789

Depreciation expense for the three months ended March 31, 2021 and 2020 was $0.1 million and $0.2 million, respectively
.
4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of March 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent value rights	$—	$—	$2,520	$2,520
Warrants	—	—	11	11

	$—	$—	$2,531	$2,531

	Fair Value Measurements as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent value rights	$—	$—	$2,520	$2,520
Warrants	—	—	37	37

	$—	$—	$2,557	$2,557

There was no change in fair value of the contingent value rights for the three months ended March 31, 2021. The following table reflects the change in the Company’s Level 3 liabilities, which consists warrants, for the period ended March 31, 2021 (in thousands):

November 2016 Private
Placement Warrants
Balance at December 31, 2020	$37
Warrants exercised	26

Balance at March 31, 2021	$11

5. Accrued Expenses and other Current Liabilities
Accrued expenses as of March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31,	December 31
	2021	2020
Clinical Trial Costs	$2,482	$3,394
Severance	1,692	1,953
Compensation and Benefits	1,147	1,361
Professional Fees	1,418	1,593
Other	323	1,160

	$7,062	$9,461

6. Warrants
In connection with Spring Bank’s initial public offering (“IPO”) in 2016, there was an issuance of warrants to the sole book-running manager to purchase 7,087 shares of common stock. The warrants were exercisable at an exercise price of $60.00 per share and expired on May 5, 2021. The Company evaluated the terms of the warrants and concluded that they should be equity-classified. At March 31, 2021 there were 7,087 warrants outstanding.
During 2016, Spring Bank entered into a definitive agreement with respect to the private placement of 411,184 shares of common stock and warrants to purchase 411,184 shares of common stock (the “November 2016 Private Placement Warrants”) to a group of accredited investors. The November 2016 Private Placement Warrants are exercisable at an exercise price of $43.16 per share and expire on November 23, 2021. The Company evaluated the terms of these warrants and concluded that they are liability-classified. The Company must recognize any change in the value of the warrant liability each reporting period in the statement of operations and comprehensive loss. As of March 31, 2021, the fair value of the November 2016 Private Placement Warrants was approximately $11,000 and 388,451 warrants have been exercised to date. At March 31, 2021, there were 19,993 warrants outstanding.
During 2019, Spring Bank entered into a loan agreement with Pontifax Medison Finance (Israel) L.P. and Pontifax Medison Finance (Cayman) L.P., as lenders, and Pontifax Medison Finance GP, L.P., pursuant to which Spring Bank issued to the lenders warrants to purchase 62,500 shares of common stock (the “Pontifax Warrants”). The Pontifax Warrants are exercisable at $8.32 per share and expire on September 19, 2025. The Company evaluated the terms of the warrants and concluded that they should be equity-classified. At March 31, 2021, there were 62,500 warrants outstanding.
During 2019, Spring Bank issued warrants to a service provider to purchase 3,750 shares of common stock (the “September 2019 Warrants”). The September 2019 Warrants are exercisable at an exercise price of $16.84 per share and expire on September 19, 2021. The Company evaluated the terms of the warrants and concluded that they should be equity-classified. At March 31, 2021, there were 3,750 warrants outstanding.
A summary of the warrant activity for the three months ended March 31, 2021 is as follows:

Warrants
Outstanding at December 31, 2020	144,384
Exercises	(51,054)

Outstanding at March 31, 2021	93,330

7.	Stock Option Plans
Incentive Plans
On June 14, 2019, as part of a group restructuring, the
F-star
Ltd board of directors and shareholders approved the 2019 Plan. The initial maximum number of ordinary shares that could be issued under the 2019 Plan was 2,327,736. This number consisted of 1,922,241 new ordinary shares and 405,495 new ordinary shares as replacements for grants under the previous
F-star
group entities’ legacy share option schemes (the
F-star
Alpha Limited Share Option Scheme, the
F-star
Beta Share Option Scheme and the GmbH
F-star
EMI Share Option Scheme). In addition, the GmbH Employee Share Option Plan was transferred to
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
As result of the Transaction, the share reserve automatically increased on January 1 st
of the year following the year in which a Nasdaq listing occurred, in an amount equal to 4% of the total number of shares outstanding as of December 31 of the preceding year. As a result, there were additional 364,005 shares to be issued for the 2019 plan. As of March 31, 2021, there were 67,986 shares available for issuance under the 2019 Plan.
In conjunction with the Transaction, all issued and outstanding
F-star
Ltd share options granted under the three
F-star
Ltd legacy equity incentive plans became exercisable in full immediately prior to the Closing. At the Closing, all issued share options and RSUs granted by
F-star
Ltd under the 2019 Plan were replaced by the Replacement Options and Replacement RSUs on the same terms (including vesting), for Company common stock, based on the Exchange Ratio. The Company determined that the exchange of
F-star
Ltd awards for the Company awards would be accounted for as a modification of awards under ASC 718. The Company concluded that the modification would not affect the number of awards expected to vest or the service period over which compensation expense related to awards would be recognized, since the vesting schedule applicable to each Replacement Option would be the same as the vesting schedule applicable to the original option that it replaced. In addition, the Replacement RSUs and Replacement Options are subject to substantially the same terms and conditions as the original RSUs and original options, respectively, and did not provide holders of the Replacement Options or Replacement RSUs with any additional benefits that the holders did not have under their original options or original RSUs. In addition, the fair value of an award tranche immediately after modification was less than the fair value of that award tranche immediately before modification. Therefore, total compensation cost recognized for the Replacement RSUs and Replacement Options equaled the grant-date fair value of the original awards, and the Company continues to recognize the grant date fair values of the modified awards over their respective service periods.
Amended and Restated 2015 Stock Incentive Plan
In March 2018, the Spring Bank board of directors approved Spring Bank’s Amended and Restated 2015 Stock Incentive Plan (the “Amended and Restated 2015 Plan” and, together with the Spring Bank’s 2014 Stock Incentive Plan (the “2014 Plan), the “Stock Incentive Plans”). Upon receipt of stockholder approval at Spring Bank’s 2018 annual meeting in June 2018, Spring Bank’s 2015 Stock Incentive Plan was amended and restated in its entirety, increasing the authorized number of shares of common stock reserved for issuance by 800,000 shares. Pursuant to the Amended and Restated 2015 Plan, there are 1,666,863 shares authorized for issuance. In addition, to the extent any outstanding awards under the 2014 Plan expire, terminate, or are otherwise surrendered, cancelled or forfeited after the closing of Spring Bank’s IPO, those shares are added to the authorized shares under the Amended and Restated 2015 Plan. The total number of shares authorized for issuance under both the 2014 Plan and the Amended and Restated 2015 Plan is 2,300,000.
Pursuant to the Exchange Agreement, all outstanding options to purchase Company common stock were accelerated immediately prior to the Closing and each outstanding option with an exercise price less than the trading price of the Company common stock as of the close of trading on the Closing Date was exercised in full and all other outstanding options to purchase Company common stock were cancelled effective as of the Closing Date. As of March 31, 2021, the Company had 268,363 shares available for issuance under the Amended and Restated 2015 Plan.
Stock option valuation
The fair value of stock option grants is estimated using the Black-Scholes option-pricing model with the following assumptions:

	March 31,	December 31
	2021	2020

Risk-free interest rate	0.36%	0.17%-0.42%
Expected volatility	87.8%	82.8%-98.3%
Expected dividend yield	0%	0%
Expected life (in years)	5.1	5.1
Expected Term
—The expected term represents management’s best estimate for the options to be exercised by option holders.
Volatility
—Since
F-star
Ltd did not have a trading history for its common stock, the expected volatility was derived from the historical stock volatilities of comparable peer public companies within its industry, whose businesses were considered to be comparable to that of
F-star
Ltd, over a period equivalent to the expected term of the share-based awards. After the Closing of the Transaction, the volatility of the Company’s Common Stock is used to determine volatility of the share-based awards at grant date.
Risk-Free Interest Rate
—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon
U.S. Treasury notes with maturities approximately equal to the share-based awards’ expected term.
Dividend Rate
—The expected dividend is zero, as the Company has not paid nor does it anticipate paying any dividends on its common stock in the foreseeable future.

Fair Value of Common Stock
— Prior to the Transaction,
F-star
Ltd estimated fair value used three different methodologies: the income approach, the market approach, and cost approach. The income approach uses the estimated present value of economic benefits. The market approach exams observable market values for similar assets or securities. The cost approach uses the concept of replacement cost as an indicator of value and the notion that an investor would pay no more for an asset that what it would cost to replace the asset with one of equal utility. After the Closing of the Transaction, the fair value of the Company’s Common Stock is used to estimate the fair value of the share-based awards at grant date.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)

Outstanding as of December 31, 2020	533,559	$3.33	9.30	$8,494
Granted	444,186	7.93	—	—
Exercised	(203)	0.12	—	—
Forfeited	(14,188)	0.12	—	—

Outstanding as of March 31, 2021	963,354	$5.50	9.19	$6,863

Options exercisable at March 31, 2021	139,916	$8.29	7.35	$1,648

The weighted average grant date fair value of options granted during the three months ended March 31, 2021 and the year ended December 31, 2020, was $6.70 and $14.45 per share, respectively. The total fair value of options vested during the three months ended March 31, 2021 and the year ended December 31, 2020, was $2.8 million and $2.0 million, respectively.
Restricted Stock Units
Time-Based Restricted Stock Units
In February 2021, the Company issued 310,385 time-based RSUs to employees and directors under the Amended and Restated 2015 Plan. The weighted average grant date fair value of the time-based RSUs was $8.57 for the three months ended March 31, 2021. The vesting for the time-based RSUs occurs either immediately, after one year or after four years. For the three months ended March 31, 2021, the Company recognized approximately $0.9 million in expenses related to the time-based RSUs.
The following table is a rollforward of all RSU activity under the Stock Incentive Plans for the three months ended March 31, 2020:

		Weighted- Average
	Restricted	Grant Date
	Stock Units	Fair Value
Total nonvested units at December 31, 2020	69,749	$11.73
Granted	310,385	8.57

Total nonvested units at March 31, 2021	380,134	$9.27

Share-based compensation
The Company recorded share-based compensation expense in the following expense categories for the year ended March 31, 2021 and 2020 of its consolidated statements of operations and comprehensive loss (in thousands):

	March 31,	March 31,
	2021	2020
Research and development expenses	$414	$124
General and administrative expenses	1,766	410

	$2,180	$534

At March 31, 2021, there was $8.5 million of unrecognized stock-based compensation expense relating to stock options granted pursuant to the Stock Incentive Plans, which will be recognized over the weighted-average remaining vesting period of 3.5 years.
At March 31, 2021, there was $2.4 million of unrecognized stock-based compensation expense relating to the time-based RSUs granted pursuant to the Stock Incentive Plans, which will be recognized over the weighted-average remaining vesting period of 3.44 years.

8. Significant agreements
License and Collaboration agreements
For the three months ended March 31, 2021 and 2020, the Company had License and Collaboration agreements (“LCAs”) with Denali and Ares. The following table summarizes the revenue recognized in the Company’s consolidated statements of operations and comprehensive loss from these arrangements, (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue by collaboration partner
Ares	$2,800	$895
Denali	117	460

Total	$2,917	$1,355

License and collaboration agreement with Denali Therapeutics Inc.
Summary
In August 2016, Biotechnology,
F-star
Gamma Limited (a related party until May 30, 2018)
(“F-star
Gamma”), and GmbH entered into a license and collaboration agreement (the “Denali LCA”) with Denali. The goal of the collaboration was the development of certain constant Fc domains of an antibody with non-native
antigen binding activity (“Fcabs”), to enhance delivery of therapeutics across the blood brain barrier into the brain. The collaboration was designed to leverage
F-star
Gamma’s modular antibody technology and Denali’s expertise in the development of therapies for neurodegenerative diseases. In connection with the entry into the collaboration agreement, Denali also purchased from the
F-star
Gamma shareholders an option, which was referred to as the
buy-out-option,
to acquire all of the outstanding shares of
F-star
Gamma pursuant to a
pre-negotiated
share purchase agreement.
On May 30, 2018, Denali exercised such
buy-out
option and entered into a share purchase agreement (the “Purchase Agreement”) with the shareholders of
F-star
Gamma and Shareholder Representative Services LLC, pursuant to which Denali acquired all of the outstanding shares of
F-star
Gamma (the “Acquisition”).
As a result of the Acquisition,
F-star
Gamma has become a wholly owned subsidiary of Denali and Denali changed the entity’s name to Denali BBB Holding Limited. In addition, Denali became a direct licensee of certain of
F-star’s
intellectual property (by way of Denali’s assumption of
F-star
Gamma’s license agreement with Biotechnology (the
“F-star
Gamma License”)). Denali made initial exercise payments to Biotechnology and the former shareholders of
F-star
Gamma under the Purchase Agreement and the
F-star
Gamma License, in the aggregate, of $18.0 million, less the net liabilities of
F-star
Gamma, which were approximately $0.2 million. $4.0 million was payable to the Company. In addition, Denali is required to make future contingent payments, to the Company and the former shareholders of
F-star
Gamma, with a maximum aggregate of $437.0 million upon the achievement of certain defined preclinical, clinical, regulatory, and commercial milestones. Of this total, a maximum of $91.4 million is payable to the Company. The total amount of the contingent payments varies, based on whether the Company delivers an Fcab that meets pre-defined
criteria and whether the Fcab has been identified solely by the Company or solely by Denali or jointly by the Company and Denali.
Under the terms of the Denali LCA, Denali was granted the right to nominate up to three Fcab targets for approval (“Accepted Fcab Targets”), within the first three years of the date of the agreement. Upon entering into the Denali LCA, Denali had selected transferrin receptor as the first Accepted Fcab Target and paid an upfront fee of $5.5 million to
F-star
Gamma, which included selection of the first Accepted Fcab Target. In May 2018, Denali exercised its right to nominate two additional Fcab targets and identified a second Accepted Fcab Target. Denali made a one-time
payment to the
F-star
group for the two additional Accepted Fcab Targets of $6.0 million and extended the time period for its selection of the third Accepted Fcab Target until August 2020.
Denali also agreed to be responsible for certain research costs incurred by
F-star
in conducting activities under each agreed development plan for up to 24 months.
Under the terms of the Denali LCA,
F-star
Gamma was prohibited from developing, commercializing and manufacturing any antibody or other molecule that incorporated any Fcab directed to an Accepted Fcab Target, or any such Fcab as a standalone product, and from authorizing any third party to take any such action.
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
All performance obligations in respect of the first Accepted Fcab Target identified in the contract were deemed to have been fully satisfied during the year ended December 31, 2019.
During the three months ended March 31, 2021 and 2020, the Company recognized $0.1 million and $0.5 million, respectively, over time in respect of the second Accepted Fcab target.
2019 License and collaboration agreement with Ares Trading S.A.
In June 2017, Delta entered into an LCA and an Option Agreement with Ares (the “Ares LCA”). The purpose of the Ares LCA was for the companies to collaborate on the development of tetravalent bispecific antibodies against five drug target pairs. The Option Agreement granted Ares a call option to acquire the entire issued share capital of Delta. Under the Ares LCA, Delta was obligated to use commercially reasonable efforts to perform research and development activities on the five selected target pairs, under mutually agreed research plans. The activities were governed by a joint steering committee formed by an equal number of representatives from both parties.
On May 14, 2019, the Ares LCA agreement with Ares was amended and restated to convert the existing purchase option over the entire share capital of Delta to an intellectual property licensing arrangement that included the exclusive grant of development and exploitation rights to one tetravalent bispecific antibody directed against immuno-oncology targets and the option to acquire the exclusive right to an additional antibody. As part of the amended Ares LCA, Delta gained exclusive rights to FS118, now
F-star’s
lead product candidate, which is currently in a
proof-of-concept
clinical trial. As discussed further below, this amended and restated Ares LCA was accounted for a separate contract, rather than a contract amendment.
For the exclusive rights granted in relation to the first molecule, an option fee of $11.1 million was paid by Ares to Delta. Following receipt of the option fee, Ares becomes responsible for the development of the molecule and development, regulatory and sales-based royalties become payable to Company upon achievement of specified events. Delta is eligible to receive $71.6 million in development milestones and $83.9 million in regulatory milestones.
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
Development milestone payments are triggered upon achievement by each product candidate of a defined stage of clinical development and regulatory milestone payments are triggered upon approval to market a product candidate by the U.S. Food and Drug Administration or other global regulatory authorities. Sales-based milestones are payable based upon aggregate annual worldwide net sales in all indications of all licensed products. Delta is eligible to receive $168.0 million in sales-based milestones. In addition, to the extent that any product candidates covered by the exclusive licenses granted to Ares are commercialized, Delta will be entitled to receive a single digit royalty based on a percentage of net sales on a country-by-country
basis.
On July 15, 2020, a deed of amendment (the “2020 Amendment”) was enacted in respect of the May 13, 2019, amendment to the Ares LCA. The 2020 Amendment had two main purposes (i) to grant additional options to acquire intellectual property rights for a further two molecules; and (ii) to allow Ares to exercise its option early to acquire intellectual property rights to the second molecule included in the agreement as well as to terminate the R&D services.
Revenue recognition
Management has considered the performance obligations identified in the contracts and concluded that the option for the grant of intellectual property rights is not distinct from the provision of R&D services in the agreements, as the R&D services are expected to significantly modify the early-stage intellectual property. As a result, the option for the grant of intellectual property rights and the provision of R&D services has been combined into a single performance obligation for all molecules under the original contract and each individual molecule included in the May 13, 2019 amendment to the Ares LCA. The Company recognizes revenue using the cost-to-cost
method, which it believes best depicts the transfer of control of the services to the customer. Under the cost-to-cost
method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation.
All performance obligations in the original Ares LCA were deemed to have been fully satisfied on termination of the original Ares LCA on May 13, 2019, and no further revenue is expected to be recognized. The total transaction price for the Ares LCA, as amended, was initially determined to be $15.4 million, consisting of the upfront payment and research and development funding for the research term. Variable consideration to be paid to the company upon reaching certain milestones had been excluded from the calculation, as at the inception of the contract, it was not probable that a significant reversal of revenue recognized would not occur in a subsequent reporting period.

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
In the three months ended March 31, 2021, $0.9 million was recognized in relation to the first antibody included in the 2020 Amendment.
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
As a result of the 2020 Amendment, the maximum amount payable by Ares on the achievement of certain development and regulatory milestones in the aggregate was increased to $479.3 million, and the maximum amount payable on the achievement of certain commercial milestones was increased to $295.7 million.
In the three months ended March 31, 2021, Ares provided notice of its intention to exercise its option granted under the 2020 Amendment to acquire the intellectual property rights for an additional molecule. $2.7 million was recognized at a point in time in respect of the option exercise.
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
The following table presents changes in the balances of the Company’s contract assets and liabilities (in thousands):

Three Months Ended March 31, 2021	Balance at December 31, 2020	Recognized	Impact of exchange rates	Balance at March 31, 2021
Contract liabilities:
Ares collaboration	$37	$(37)	$—	$—
Denali collaboration	263	(117)	(146)	—

Total deferred revenue	$300	$(154)	$(146)	$—

During the three months ended March 31, 2021, all revenue recognized by the Company as a result of changes in the contract liability balances in the respective periods was based on proportional performance.
9. Commitments and Contingencies
Lease Obligations
On January 27, 2021, the Company signed an operating lease for three years for its corporate headquarters in Cambridge, United Kingdom. The Company also has leases for the former Spring Bank headquarters and laboratory space in Hopkinton, Massachusetts, which are being subleased. The Company’s leases have remaining lease terms of approximately 7.6 years for its former principal office and laboratory space, which includes an option to extend the lease for up to five years, and approximately 0.2 years for its former headquarters. The Company’s former locations are being subleased through the remainder of the lease term.
Operating lease costs under the leases for the three months ended March 31, 2021 were approximately $0.2 million. Total operating lease costs for the three months ended March 31, 2021, were offset by an immaterial amount for sublease income.

The following table summarizes the Company’s maturities of operating lease liabilities as of March 31, 2021 (in thousands):

Periods
For the period April 1, 2021 to December 31, 2021	$801
2022	843
2023	854
2024	474
2025	486
Thereafter	1,444

Total lease payments	$4,902

Sublease
The Company subleases two former Spring Bank
o
ffices in Hopkinton, Massachusetts. Operating sublease income under operating lease agreements for the year ended December 31, 2020 was immaterial. Operating sublease income under operating lease agreements for the three months ended March 31, 2021 was an immaterial amount. These subleases have remaining lease terms of 0.1 years and 7.3 years. Future expected cash receipts from subleases as of March 31, 2021 is as follows (in thousand):

Period
For the period April 1, 2021 to December 31, 2021	$56
2022	462
2023	474
2024	486
2025	498
Thereafter	1,481

Total sublease receipts	$3,457

Service Agreements
As of March 31, 2021 and December 31, 2020, the Company had contractual commitments of $3.6 million and $4.7 million, respectively, with a contract manufacturing organization (“CMO”) for activities that are ongoing or are scheduled to start between three and nine months of the date of the statement of financial position. Under the terms of the agreement with the CMO, the Company is committed to pay for some activities if those activities are cancelled up to three, six or nine months prior to the commencement date.
11. Subsequent Events
Loan and Security Agreement
On April 1, 2021, the Company entered into the Loan and Security Agreement with Horizon Technology Finance Corporation as lender and collateral agent for itself. The Loan and Security Agreement provides for
four
(4) separate and independent $
2.5
 million term loans (“Loan A”, “Loan B”, “Loan C”, and “Loan D”) (with each of Loan A, Loan B, Loan C and Loan D, individually a “Term Loan” and, collectively, the “Term Loans”), whereby, upon the satisfaction of all the conditions to the funding of the Term Loans, each Term Loan would be delivered by Horizon to the Company in the following manner: (i) Loan A was to be delivered by Horizon to the Company prior to April 1, 2021, (ii) Loan B was required to be delivered by Horizon to the Company prior to April 1, 2021, (iii) Loan C is required to be delivered by Horizon to the Company prior to June 30, 2021, and (iv) Loan D is required to be delivered by Horizon to the Company prior to June 30, 2021. The Company may only use the proceeds of the Term Loans for working capital or general corporate purposes as contemplated by the Loan and Security Agreement. The Company drew down $
5
 million on April 1, 2021.
The term note matures on the
48-month
anniversary following the funding date. The principal balance the Term Loan bears a floating interest. The interest rate is calculated initially and, thereafter, each calendar month as the sum of (a) the per annum rate of interest from time to time published in The Wall Street Journal as contemplated by the Loan and Security Agreement, or any successor publication thereto, as the “prime rate” then in effect, plus (b) 6.25%; provided that, in the event such rate of interest is less than 3.25%, such rate shall be deemed to be 3.25% for purposes of calculating the interest rate. Interest is payable on a monthly basis based on each Term Loan principal amount outstanding the preceding month.

The Company may, at its option upon at least five business days’ written notice to Horizon, prepay all or any portion of the outstanding Term Loan by simultaneously paying to Horizon an amount equal to (i) any accrued and unpaid interest on the outstanding principal balance of the Term Loan so prepaid; plus (ii) an amount equal to (A) if such Term Loan is prepaid on or before the Loan Amortization Date (as defined in the Loan and Security Agreement) applicable to such Term Loan, three percent of the then outstanding principal balance of such Term Loan, (B) if such Term Loan is prepaid after the Loan Amortization Date applicable to such Term Loan, but on or before the date that is 12 months after such Loan Amortization Date, two percent of the then outstanding principal balance of such Term Loan, or (C) if such Term Loan is prepaid more than 12) months after the Loan Amortization Date applicable to such Term Loan, one percent of the then outstanding principal balance of such Term Loan; plus (iii) the outstanding principal balance of such Term Loan; plus (iv) all other sums, if any, that had become due and payable under the Loan and Security Agreement.
In connection with the entry into the Loan and Security Agreement, the Company has issued to Horizon warrants (each, individually, a “Warrant” and, collectively, the “Warrants”) to purchase an aggregate number of shares of the Company’s common stock in an amount equal to $100,000 divided by the price for each respective Warrant. If at any time the Company files a registration statement relating to an offering for its own account, or the account of others, of any of its equity securities, the Company has agreed to include such number of shares underlying the Warrants in such registration statement as requested by the holder.
The Warrants, which are exercisable for an aggregate of 42,236 shares, will be exercisable for a period of seven years at a per-share
exercise price of $9.47, which is equal to the
10-day
average closing price prior to January 15, 2021, the date on which the term sheet relating to the Loan and Security Agreement was entered into, subject to certain adjustments as specified in the Warrant.
Sales Agreement
On March 30, 2021, the Company entered into the 2021 Sales Agreement with SVB Leerink with respect to an
”at-the-market”
(“ATM”) offering program under which the Company could offer and sell, from time to time at its sole discretion, shares of its common stock, par value
$0.0001 per share, having an aggregate offering price of up to $50.0 million (the “Placement Shares”) through SVB Leerink as its sales agent.
Upon delivery of a placement notice in April 2021, and subject to the terms and conditions of the 2021 Sales Agreement, SVB Leerink began to sell the Placement Shares. Under the 2021 Sales Agreement, the Company agreed to pay SVB Leerink a commission equal to three percent of the gross sales proceeds of any Placement Shares, and also provided SVB Leerink with customary indemnification and contribution rights. As of May 6, 2021, the Company had issued and sold 979,843 shares, for gross proceeds of $9.5 million, resulting in net proceeds of $9.2 million after deducting sales commissions.
On May 6, 2021, the Company terminated the 2021 Sales Agreement.
On May 6, 2021, the Company entered into an underwriting agreement with SVB Leerink, as representative of the underwriters, relating to an underwritten public offering of approximately 9.3 million shares of the Company’s common stock, par value $0.0001 per share. The underwritten public offering resulted in gross proceeds of $65.0 million. The Company incurred $3.9 million in issuance costs associated with the underwritten public offering, resulting in net proceeds to the Company of $61.1 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form
10-Q
and the consolidated financial statements and notes thereto for the year ended December 31, 2020, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K filed with the SEC on March 30, 2021.
Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements due to various important factors, risks and uncertainties, including, but not limited to, those set forth under “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form
10-Q
or under “Risk Factors” in Part I, Item 1A of our Annual Report on
Form 10-K
for the year ended December 31, 2020 filed with the SEC on March 30, 2021, as may be updated by Part II, Item 1A, Risk Factors of our subsequently filed Quarterly Reports on Form
10-Q.
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
F-star
Therapeutics, Inc.
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
) format, our mission is to generate highly differentiated medicines with monoclonal antibody-like manufacturability, good safety and tolerability. With four distinct binding sites in a natural human antibody format, we believe that our proprietary technology will overcome many of the challenges facing current immuno-oncology therapies, due to the strong pharmacology enabled by tetravalent bispecific binding.
F-star’s
most advanced product candidate, FS118, is currently being evaluated in a proof-of-concept
Phase 2 trial in
PD-1/PD-L1
acquired resistance head and neck cancer patients. FS118 is a tetravalent mAb
2
bispecific antibody targeting two receptors,
PD-L1
and
LAG-3,
both of which are established pivotal targets in immuno-oncology. Phase 1 data from 43 heavily pre-treated
patients with advanced cancer, who have failed
PD-1/PD-L1
therapy, showed that administration of FS118 was well-tolerated with no dose limiting toxicities up to 20 mg/kg. In addition, a disease control rate (“DCR”), defined as either a complete response, partial response or stable disease, of 49% was observed in 39 evaluable patients receiving dose levels of FS118 of 1mg/kg or greater. In acquired resistance patients, DCR was 59% (16 out of 27 patients) and long-term (greater than six months) disease control was observed in six of these patients. We expect to provide an update from the proof-of-concept
Phase 2 trial in
PD-1/PD-L1
acquired resistance head and neck cancer patients in H1 2022.
F-star’s
second product candidate, FS120, aims to improve checkpoint inhibitor and chemotherapy outcomes and is a mAb2 bispecific antibody that is designed to bind to and stimulate OX40 and CD137, two proteins found on the surface of T cells that both function to enhance T cell activity.
F-star
is developing FS120 alone and in combination with
PD-1/PD-L1
therapy for the treatment of tumors where
PD-1/PD-L1
products are approved, and which have
co-expression
of OX40 and CD137 in the tumor microenvironment.
F-star
initiated a Phase 1 clinical trial in patients with advanced cancers in the fourth quarter of 2020 and plan to provide an update on the accelerated dose titration phase of this study in mid-2021.
F-star’s
third product candidate, FS222, aims to improve outcomes in low
PD-L1
expressing tumors and is a mAb2 bispecific antibody that is designed to target both the costimulatory CD137 and the inhibitory
PD-L1
receptors, which are
co-expressed
in a number of tumor types.
F-star
initiated a Phase 1 clinical trial in patients with advanced cancers for FS222 in late 2020. We believe there is a strong rationale to combine FS222 with other anti-cancer agents, including targeted therapy and chemotherapy, and this can be done within the Phase 1 study. We expect to report an update on this study in late 2021.
SB 11285, which
F-star
acquired pursuant to a business combination with Spring Bank Pharmaceuticals, Inc. (“Spring Bank”), is a next generation cyclic dinucleotide STimulator of INterferon Gene (“STING”) agonist designed to improve checkpoint inhibition outcomes as an immunotherapeutic compound for the treatment of selected cancers.
F-star
is conducting an open-label, dose-escalation Phase 1 clinical trial with SB 11285 as an IV administered monotherapy, and in combination with an anti-PD-L1
antibody, in patients with advanced solid tumors.
F-star
expects to report an update in
mid-2021.

Share Exchange Agreement
On November 20, 2020,
F-star
Therapeutics, Inc., formerly known as Spring Bank Pharmaceuticals, Inc., completed a business combination (the “Transaction”) with
F-star
Therapeutics Limited
(“F-star
Ltd”) in accordance with the terms of the Share Exchange Agreement, dated July 29, 2020 (the “Exchange Agreement”), by and among the Company,
F-star
Ltd and certain holders of the capital stock and convertible notes of
F-star
Ltd (each a “Seller”, and collectively with holders of
F-star
Ltd securities who subsequently became parties to the Exchange Agreement, the “Sellers”). Pursuant to the Exchange Agreement, each ordinary share of
F-star
Ltd outstanding immediately prior to the closing of the Transaction (the “Closing”) was exchanged by the Sellers that owned such
F-star
Ltd shares for a number of duly authorized, validly issued, fully paid and non-assessable
shares of Company common stock pursuant to an exchange ratio formula as set forth in the Exchange Agreement (the “Exchange Ratio”), rounded to the nearest whole share of Company common stock (after aggregating all fractional shares of Company common stock issuable to such Seller). Also, on November 20, 2020, in connection with, and prior to completion of, the Transaction, Spring Bank effected a
1-for-4
reverse stock split of its common stock (the “Reverse Stock Split”) and, following the completion of the Transaction, changed its name to
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
Under the terms of the Exchange Agreement, at the Closing, Spring Bank issued an aggregate of 4,620,618 shares of its common stock to
F-star
Ltd stockholders, based on an Exchange Ratio of 0.1125 shares of Spring Bank common stock for each
F-star
Ltd ordinary share, stock option and restricted stock unit (“RSU”) outstanding immediately prior to the Closing. The Exchange Ratio was determined through arms-length negotiations between Spring Bank and
F-star
Ltd pursuant to a formula set forth in the Exchange Agreement.
Pursuant to the Exchange Agreement, immediately prior to the Closing, certain investors in
F-star
Ltd purchased $15.0 million of
F-star
Ltd ordinary shares (the
“Pre-Closing
Financing”). These ordinary shares of
F-star
Ltd were then exchanged at the Closing for shares of the Company’s common stock in the Transaction at the Exchange Ratio.
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
Immediately following the Reverse Stock Split and the Closing, there were approximately 4,449,559 shares of Spring Bank common stock outstanding. Following the Closing, the
F-star
Ltd stockholders beneficially owned approximately 53.7% of the combined company’s common stock, and the existing stockholders of Spring Bank beneficially owned approximately 46.3% of the combined company’s common stock. Concurrently with the execution of the Exchange Agreement, certain officers and directors of Spring Bank and
F-star
Ltd and certain stockholders of
F-star
Ltd entered into
lock-up
agreements, pursuant to which they agreed to certain restrictions on transfers of any shares of the Company’s common stock for the
180-day
period following the Closing, other than the shares of the Company’s common stock received in exchange for ordinary shares of
F-star
Ltd subscribed for in the
Pre-Closing
Financing and pursuant to certain other limited exceptions.
In addition, at the Closing, Spring Bank,
F-star
Ltd, a representative of Spring Bank stockholders prior to the Closing, and Computershare Trust Company N.A., as the Rights Agent, entered into a STING Agonist Contingent Value Rights Agreement (the “STING Agonist CVR Agreement”). Pursuant to the Exchange Agreement and the STING Agonist CVR Agreement, each pre-Reverse
Stock Split share of Spring Bank common stock held by stockholders as of the record date on November 19, 2020, immediately prior to the Closing, received a dividend of one contingent value right (“CVR”) (“STING Agonist CVR”), payable on a pre-Reverse
Stock Split basis, entitling such holders to receive, in connection with certain transactions involving proprietary STING agonist compound designated as SB 11285 occurring on or prior to the STING Agonist CVR Expiration Date (as defined below) that resulted in aggregate Net Proceeds (as defined in the STING Agonist CVR Agreement) at least equal to the Target Payment Amount (as defined below), an aggregate amount equal to the greater of (i) 25% of the Net Proceeds received from all CVR Transactions (as defined in the STING Agonist CVR Agreement) and (ii) an aggregate amount equal to the product of $1.00 and the total number of shares of Company common stock outstanding as of such record date (not to exceed an aggregate amount of $18.0 million) (the “Target Payment Amount”).
The CVR payment obligation expires on the later of 18 months following the Closing or the one-year
anniversary of the date of the final database lock of the STING clinical trial (as defined in the STING Agonist CVR Agreement) (the “STING Agonist CVR Expiration Date”). The STING Agonist CVRs are not transferable, except in certain limited circumstances, are not certificated or evidenced by any instrument, do not accrue interest and are not registered with the SEC or listed for trading on any exchange. Until the STING Agonist CVR Expiration Date, subject to certain exceptions, the Company is required to use commercially reasonable efforts to (a) complete the STING Trial and (b) pursue a CVR Transaction. The STING Agonist CVR Agreement became effective upon the Closing and, unless terminated earlier in accordance with its terms, will continue in effect until the STING Agonist CVR Expiration Date the payment or all CVR payment amounts are paid pursuant to their terms.

At the Closing, Spring Bank,
F-star
Ltd, a representative of Spring Bank stockholders prior to the Closing, and Computershare Trust Company N.A., as the Rights Agent, also entered into a STING Antagonist Contingent Value Rights Agreement (the “STING Antagonist CVR Agreement”). Pursuant to the Exchange Agreement and the STING Antagonist CVR Agreement, each share of common stock held by Spring Bank stockholders as of November 19, 2020, immediately prior to the Closing, received a dividend of one CVR (“STING Antagonist CVR”) entitling such holders to receive, in connection with the execution of a potential development agreement (the “Approved Development Agreement”) and certain other transactions involving proprietary STING antagonist compound occurring on or prior to the STING Antagonist CVR Expiration Date (as defined below) equal to: 80% of all net proceeds (as defined in the STING Antagonist CVR Agreement) received by the Company after the Closing pursuant to (i) the Approved Development Agreement, if any, and (ii) all CVR Transactions (as defined in the STING Antagonist CVR Agreement) entered into prior to the STING Antagonist CVR Expiration Date.
The CVR payment obligations expire on the seventh anniversary of the Closing (the “STING Antagonist CVR Expiration Date”). The STING Antagonist CVRs are not transferable, except in certain limited circumstances, are not certificated or evidenced by any instrument, do not accrue interest and are not registered with the SEC or listed for trading on any exchange. Until the STING Antagonist CVR Expiration Date, subject to certain exceptions, the Company is required to use commercially reasonable efforts to (a) consummate the Approved Development Agreement, (b) to perform the terms of the Approved Development Agreement and (c) pursue CVR Transactions. The STING Antagonist CVR Agreement became effective upon the Closing and, unless terminated earlier in accordance with its terms, will continue in effect until the STING Antagonist CVR Expiration Date or all CVR payment amounts are paid pursuant to their terms.
The acquisition-date fair value of the CVR liability represents the future payments that are contingent upon the achievement of sale or licensing for the product candidates. The fair value of the contingent consideration acquired of $2.5 million as of December 31, 2020 and as of March 31, 2021] is based on the Company’s probability-weighted discounted cash flow assessment that considers probability and timing of future payments. The fair value measurement is based on significant Level 3 unobservable inputs such as the probability of achieving a sale or licensing agreement, anticipated timelines and discount rate. Changes in the fair value of the liability will be recognized in the consolidated statement of operations and comprehensive loss until settlement.
All issued and outstanding
F-star
Ltd share options granted under
F-star’s
three legacy equity incentive plans became exercisable in full immediately prior to the Closing. At the Closing, all issued share options and restricted stock units granted by
F-star
Ltd under the
F-star
Therapeutics Limited 2019 Equity Incentive Plan (the “2019 Plan”) were replaced by options and awards on the same terms (including vesting), of the combined company’s common stock, based on the Exchange Ratio.
The Company’s common stock, which was listed on the Nasdaq Capital Market, traded through the close of business on Friday, November 20, 2020 under the ticker symbol “SBPH” and continued trading on the Nasdaq Capital Market, on a post-Reverse Stock Split adjusted basis, under the ticker symbol “FSTX” beginning on Monday, November 23, 2020. Commencing on November 23, 2020, the Company’s common stock was represented by a new CUSIP number, 30315R 107. After the Closing of the Transaction, the Company had approximately $30 million in cash. The combined company is now headquartered out of
F-star
Ltd existing facilities in Cambridge, United Kingdom and office in Cambridge, MA.
The Transaction was accounted for as a business combination using the acquisition method of accounting under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805,
Business Combinations
(“ASC 805”). The Transaction was accounted for as a reverse acquisition with
F-star
Ltd being deemed the acquiring company for accounting purposes. Under ASC 805,
F-star
Ltd as the accounting acquirer, recorded the assets acquired and liabilities assumed of Spring Bank in the Transaction at their fair values as of the acquisition date (see Note 4 of the financial statements).
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

Impact of
COVID-19
on our Business
In March 2020, the World Health Organization declared the novel strain of coronavirus
(“COVID-19”)
a pandemic and recommended containment and mitigation measures worldwide. The
COVID-19
pandemic has been evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures.
Management continues to closely monitor the impact of the
COVID-19
pandemic on all aspects of the business, including how it will impact operations and the operations of customers, vendors, and business partners. Management took action in April 2020 to temporarily furlough some of its workforce and took advantage of the U.K. Government Coronavirus Job Retention Scheme that provided funding to businesses with furloughed staff. The grant funding available covered 80% of furloughed employees’ wages plus employer National Insurance and pension contributions up to a maximum of £2,500 per month per furloughed employee. From December 2020 to April 2021, the U.K. government imposed a third national “lockdown”, severely impacting on day-to-day
activities. The onset of the global pandemic and consequent government-imposed restrictions resulted in a three to six-month
delay in the operationalization of our clinical trials for FS118, FS120, FS222 and SB 11285. The extent to which
COVID-19
impacts our future business, results of operation and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time, such as the continued duration of the outbreak, new information that may emerge concerning the severity or other strains of
COVID-19
or the effectiveness of actions to contain
COVID-19
or treat its impact, among others. If the Company or any of the third parties with which we engage, however, were to experience shutdowns or other business disruptions, the ability to conduct business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business, results of operation and financial condition. The estimates of the impact on the Company’s business may change based on new information that may emerge concerning
COVID-19
and the actions to contain it or treat its impact and the economic impact on local, regional, national, and international markets.
Management has not identified any triggering events that would result in any significant impairment losses in the carrying values of assets as a result of the pandemic and are not aware of any specific related event or circumstance that would require management to revise estimates reflected in our consolidated financial statements.
Recent Developments
Loan and Security Agreement
On April 1, 2021, the Company entered into a Venture Loan and Security Agreement (the “Loan and Security Agreement”) with Horizon Technology Finance Corporation (“Horizon”) as lender and collateral agent for itself. The Loan and Security Agreement provides for four (4) separate and independent $2.5 million term loans (“Loan A”, “Loan B”, “Loan C”, and “Loan D”) (with each of Loan A, Loan B, Loan C and Loan D, individually a “Term Loan” and, collectively, the “Term Loans”), whereby upon the satisfaction of all the conditions to the funding of the Term Loans, each Term Loan would be delivered by Horizon to the Company in the following manner: (i) Loan A was to be delivered by Horizon to the Company prior to April 1, 2021, (ii) Loan B was required to be delivered by Horizon to the Company prior to April 1, 2021, (iii) Loan C is required to be delivered by Horizon to the Company prior to June 30, 2021, and (iv) Loan D is required to be delivered by Horizon to the Company prior to June 30, 2021. The Company may only use the proceeds of the Term Loans for working capital or general corporate purposes as contemplated by the Loan and Security Agreement. The Company drew down $5 million on April 1, 2021.
The term note matures on the
48-month
anniversary following the funding date. The principal balance the Term Loan bears a floating interest. The interest rate is calculated initially and, thereafter, each calendar month as the sum of (a) the per annum rate of interest from time to time published in The Wall Street Journal as contemplated by the Loan and Security Agreement, or any successor publication thereto, as the “prime rate” then in effect, plus (b) 6.25%; provided that, in the event such rate of interest is less than 3.25%, such rate shall be deemed to be 3.25% for purposes of calculating the interest rate. Interest is payable on a monthly basis based on each Term Loan principal amount outstanding the preceding month.
The Company may, at its option upon at least five business days’ written notice to Horizon, prepay all or any portion of the outstanding Term Loan by simultaneously paying to Horizon an amount equal to (i) any accrued and unpaid interest on the outstanding principal balance of the Term Loan so prepaid; plus (ii) an amount equal to (A) if such Term Loan is prepaid on or before the Loan Amortization Date (as defined in the Loan and Security Agreement) applicable to such Term Loan, three percent of the then outstanding principal balance of such Term Loan, (B) if such Term Loan is prepaid after the Loan Amortization Date applicable to such Term Loan, but on or before the date that is12 months after such Loan Amortization Date, two percent of the then outstanding principal balance of such Term Loan, or (C) if such Term Loan is prepaid more than 12 months after the Loan Amortization Date applicable to such Term Loan, one percent of the then outstanding principal balance of such Term Loan; plus (iii) the outstanding principal balance of such Term Loan; plus (iv) all other sums, if any, that had become due and payable under the Loan and Security Agreement.
In connection with the entry into the Loan and Security Agreement, the Company issued to Horizon warrants (each, individually, a “Warrant” and, collectively, the “Warrants”) to purchase an aggregate number of shares of the Company’s common stock in an amount equal to $100,000 divided by the price for each respective Warrant. If at any time the Company files a registration statement relating to an offering for its own account, or the account of others, of any of its equity securities, the Company agreed to include such number of shares underlying the Warrants in that registration statement as requested by the holder.

The Warrants, which are exercisable for an aggregate of 42,236 shares, will be exercisable for a period of seven years at a per-share
exercise price of $9.47, which is equal to the
10-day
average closing price prior to January 15, 2021, the date on which the term sheet relating to the Loan and Security Agreement was entered into, subject to certain adjustments as specified in the Warrant.
Sales Agreement and Underwriting Agreement
On March 30, 2021, the Company entered into a Sales Agreement (the “2021 Sales Agreement”) with SVB Leerink LLC (“SVB Leerink”) with respect to an
”at-the-market”
offering, as defined in Rule 415 of the Securities Act of 1933, as amended, under which the Company could offer and sell, from time to time in its sole discretion, shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $50.0 million (the “Placement Shares”) through SVB Leerink as its sales agent.
Upon delivery of a placement notice in April 2021, and subject to the terms and conditions of the 2021 Sales Agreement, SVB Leerink began to sell the Placement Shares. The Company agreed to pay SVB Leerink a commission equal to three percent of the gross sales proceeds of any Placement Shares sold through SVB Leerink under the 2021 Sales Agreement, and also provided SVB Leerink with customary indemnification and contribution rights. As of May 6, 2021, the Company had issued and sold 979,843 shares, for gross proceeds of $9.5 million, resulting in net proceeds of $9.2 million after deducting sales commissions. On May 6, 2021, the Company terminated the 2021 Sales Agreement.
On May 6, 2021, the Company entered into an underwriting agreement with SVB Leerink, as representative of the underwriters, relating to an underwritten public offering of approximately 9.3 million shares of the Company’s common stock, par value $0.0001 per share. The underwritten public offering resulted in gross proceeds of $65.0 million. The Company incurred $3.9 million in issuance costs associated with the underwritten public offering, resulting in net proceeds to the Company of $61.1 million.
Financial Operations Overview
License revenue
To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from product sales for the foreseeable future. Our revenue consists of collaboration revenue under our license and collaboration agreements with Ares Trading S.A. (“Ares”) and Denali Therapeutics, Inc. (“Denali”), including amounts that are recognized related to upfront payments, milestone payments, option exercise payments, and amounts due to us for research and development services. In the future, revenue may include new collaboration agreements, additional milestone payments, option exercise payments, and royalties on any net product sales under our collaborations. We expect that any revenue we generate will fluctuate from period to period as a result of the timing and amount of license, research and development services, and milestone and other payments.
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
Those expenses associated with R&D and clinical costs primarily include:

•
expenses incurred under agreements with contract research organizations (“CROs”) as well as investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development services;

•	manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical and clinical trial materials;

•	expenses incurred for outsourced professional scientific development services;

•	costs for laboratory materials and supplies used to support our research activities;

•	allocated facilities costs, depreciation, and other expenses, which include rent and utilities;

•	up-front, milestone and management fees for maintaining licenses under our third-party licensing agreements; and

•	compensation expense.

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
The successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of these product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing products, including the uncertainty of:

•	completing research and preclinical development of our product candidates, including conducting future clinical trials of FS118, FS120, FS222 and SB 11285;

•	progressing the preclinical and clinical development of FS118, FS120, FS222 and SB 11285;

•	establishing an appropriate safety profile with investigational new drug-enabling studies to advance our preclinical programs into clinical development;

•	identifying new product candidates to add to our development pipeline;

•	successful enrolment in, and the initiation and completion of clinical trials;

•	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;

•	commercializing the product candidates, if and when approved, whether alone or in collaboration with others;

•	establishing commercial manufacturing capabilities or making arrangements with third party manufacturers;

•	the development and timely delivery of commercial-grade drug formulations that can be used in our clinical trials;

•	addressing any competing technological and market developments, as well as any changes in governmental regulations;

•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations under such arrangements;

•
maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how,
as well as obtaining and maintaining regulatory exclusivity for our product candidates;

•	continued acceptable safety profile of the drugs following approval; and

•	attracting, hiring, and retaining appropriately qualified personnel.
A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, the U.S. Food and Drug Administration, European Medicines Agency or another regulatory authority may require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or we may experience significant trial delays due to patient enrolment or other reasons, in which case we would be required to expend significant additional financial resources and time on the completion of clinical development. In addition, we may obtain unexpected results from our clinical trials and we may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success.
General and administrative expenses
General and administrative expenses consist primarily of salaries, related benefits, travel, and share-based compensation expense for personnel in executive, finance, legal and administrative functions. General and administrative expenses also include facility-related costs, patent filing and prosecution costs, insurance and marketing costs and professional fees for legal, consulting, accounting, audit, tax services and costs associated with being a public company. Other expense also includes foreign currency transaction losses. The Company expects that general and administrative expenses will increase in the future as the Company expands its operating activities and incurs costs of being a US public company.

Other income and expenses, net
Other income and expenses, net, is primarily rent received from subletting an office in the United States and interest received on overdue trade receivable balances, bank interest received, and interest expense, which is primarily bank interest payable and similar charges, the interest liability on leased assets and convertible debt notes, and foreign exchange losses incurred. Foreign exchange gain (loss) is foreign exchange gains or losses due to the fluctuation of the GBP, U.S. dollar and/or the Euro. Change in the fair value of convertible debt is the fair value adjustment of the convertible notes as measured using level 3 inputs which was converted on November 20, 2020 with the transaction with Spring Bank.
Benefits from income tax
For the three months ended March 31, 2021 and 2020, the Company was subject to corporate taxation in the United States, United Kingdom and Austria.
Our U.K.-established entities have generated losses and some profits in the United Kingdom since inception and have therefore not paid significant U.K. corporation tax.
F-star
Biotechnologische
Forschungs-und
Entwicklungsges.m.b.H has historical losses in Austria with more recent profits, which has resulted in payment of Austrian corporation tax in the years ended December 31, 2020 and 2019. The corporation tax benefit (tax) presented in the Company’s statements of comprehensive income (loss) represents the tax impact from its operating activities in the United States, United Kingdom and Austria, which have generated taxable income in certain periods. As the entities located in the United Kingdom carry out extensive research and development activities, they seek to benefit from the U.K. research and development tax credit cash rebate regime known as the Small and
Medium-sized
Enterprises R&D Tax Credit Program (the “SME Program”). Qualifying expenditures largely comprise employment costs for research staff, consumables expenses incurred under agreements with third parties that conduct research and development, preclinical activities, clinical activities and manufacturing on the Company’s behalf and certain internal overhead costs incurred as part of research projects. No research and development activities are carried out in Austria, so the Company is not able to utilize the research and development premium available under the Austrian corporation tax regime.
The tax credit received in the United Kingdom pursuant to the SME Program permits companies to deduct an extra 130% of their qualifying costs from their yearly profit or loss, as well as the normal 100% deduction, to make a total 230% deduction. If the company is incurring losses, it is entitled to claim a tax credit worth up to 14.5% of the surrenderable loss. To qualify for relief under the SME Program, companies are required to employ fewer than 500 staff and have a turnover of under €100.0 million or a balance sheet total of less than €86.0 million.
The U.K. government has released draft legislation to introduce a cap on the amount of the payable credit that a qualifying loss-making small and medium-sized
enterprise business can receive through research and development relief in any one year. The cap would be applied to restrict payable credit claims in excess of £20,000 with effect for accounting periods beginning on or after April 2021 by reference to, broadly, three times the total employee payroll tax and social security liabilities of the company. The draft legislation also contains an exemption which prevents the cap from applying. That exemption requires the company to be creating, or taking steps to create, intellectual property as well as having research and development expenditure in respect of connected parties which does not exceed 15% of the total claimed. The Company does not expect this legislation, if adopted, to have a material impact on its payable credit claims based on amounts currently claimed.
Research and development tax credits received in the United Kingdom are recorded as a reduction in research and development expenses. The U.K. research and development tax credit is payable to companies after surrendering tax losses and is not dependent on current or future taxable income. As a result, it is not reflected as part of the income tax provision. If, in the future, any U.K. research and development tax credits generated are utilized to offset a corporate income tax liability in the United Kingdom, that portion would be recorded as a benefit within the income tax provision, and any refundable portion not dependent on taxable income would continue to be recorded as a reduction to research and development expenses.
Income tax expense was relatively flat compared to the three months ended March 31, 2020.
In the event the Company generates revenues in the future, the Company may benefit from the United Kingdom “patent box” regime that allows profits attributable to revenues from patents or patented products to be taxed at an effective rate of 10%. Value Added Tax (“VAT”) is broadly charged on all taxable supplies of goods and services by
VAT-registered
businesses. In the United Kingdom, under current rates, an amount of 20% of the value, as determined for VAT purposes, of the goods or services supplied is added to all sales invoices and is payable to the United Kingdom’s tax authority, Her Majesty’s Revenue and Customs (“HMRC”). Similarly, VAT paid on purchase invoices is generally reclaimable from HMRC. In Austria, under current rates, an amount of 20% of the value, as determined for VAT purposes, of the goods or services supplied is added to all sales invoices and is payable to the Austrian tax authority. Similarly, VAT paid on purchase invoices is generally reclaimable from the Austrian tax authority.

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
Contingent value rights
The acquisition-date fair value of the CVR liability represents the future payments that are contingent upon the achievement of sale or licensing for the STING product candidates. The fair value of the contingent value rights is based on the Company’s probability-weighted discounted cash flow assessment that considers probability and timing of future payments. The fair value measurement is based on significant Level 3 unobservable inputs such as the probability of achieving a sale or licensing agreement, anticipated timelines, and discount rate. Changes in the fair value of the liability will be recognized in the consolidated statement of operations and comprehensive loss until settlement.
Share-based compensation
The Company accounts for share-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period in the Company’s consolidated statements of operations and comprehensive loss.
The Company records the expense for option awards using a graded vesting method. The Company accounts for forfeitures as they occur. For share-based awards granted to non-employee
consultants, the measurement date is the date of grant. The compensation expense is then recognized over the requisite service period, which is the vesting period of the respective award.
The fair value of stock options (“options”) on the grant date is estimated using the Black-Scholes option-pricing model using the single-option approach. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions, including an option’s expected term and the price volatility of the underlying stock, to determine the fair value of the award.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020
The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Statements of Comprehensive Loss
License revenue	$2,917	$1,355	$1,562
Operating expenses:
Research and development	7,267	3,400	3,867
General and administrative	6,429	3,189	3,240

Total operating expenses	13,696	6,589	7,107

Loss from operations	(10,779)	(5,234)	(5,545)
Other non-operating income (expense):
Other income (expense)	1,018	(1,527)	2,545
Change in fair value of convertible notes	—	(386)	386

Loss before income taxes	(9,761)	(7,147)	(2,614)

Provision for income taxes	(108)	(12)	(96)

Net loss	$(9,869)	$(7,159)	$(2,710)

Licensing and Research & Development Services Revenue
Revenue for the three months ended March 31, 2021, was $2.9 million, compared with $1.4 million for the three months ended March 31, 2020, a decrease of approximately $1.6 million.
For the three months ended March 31, 2021 and 2020, revenue has been generated from two collaboration partners (Ares and Denali).
Revenue from contracts with Ares for the three months ended March 31, 2021 increased by $1.9 million from the three months ended March 31, 2020 due to the payment of an option fee of $2.7 million to acquire intellectual property rights, which was offset by a reduction in R&D service revenues of $0.8 million. In addition, there was a decrease in overall revenue of $0.3 million relating to licensing and R&D services for the second molecule in the Company’s License and Collaboration Agreement with Denali. All performance obligations relating to this molecule were satisfied in February 2021, which resulted in portion of revenue recognized during the three months ended March 31, 2021.
Research and development costs
Costs related to research and development for the three months ended March 31, 2021 increased by approximately $3.9 million to $7.3 million from $3.4 million for the three months ended March 31, 2020.
This $3.9 million increase was primarily due to a $1.0 million increase in manufacturing costs, mainly due to an FS118 manufacturing batch in the first quarter of 2021, an increase in clinical CRO and clinical assay costs of $1.1 million and $0.3 million respectively, due to the first full quarter of Phase 1 clinical trial costs for FS120 and FS222, and a decrease in other costs of $0.1 million due to the timing of other project-related activities. The remaining increase of $1.0 million is due to a $1.4 million decrease in the U.K. R&D tax incentive, which is allocated across all programs, offset by a $0.4 million increase in R&D staff costs.

General and administrative expense
General and administrative expense for the three months ended March 31, 2021, increased by approximately $3.2 million, as compared to the three months ended March 31, 2020, to $6.4 million due to an increase of $1.4 million in share-based compensation, $1.5 million in professional fees, insurance and other costs associated with being a public company and $0.3 million in other costs, primarily due to additional rent for the leased buildings acquired with Spring Bank transaction.
Other income and expenses, net
Other income and expenses, net, for the three-month period ended March 31, 2021, of $1.0 million compared with net other expenses of $1.5 million for the three month period ended March 31, 2020, was due to a gains of $2.2 million on foreign exchange transactions, a decrease of $0.3 million in interest expense relating to the convertible notes that were outstanding at March 31, 2020, and an increase of $0.1 million of rental income. In addition, there was a charge of $0.4 million for the change in fair value of convertible debt, for the for three months ended March 31, 2020.
Liquidity and Capital Resources
Sources of liquidity
From our inception through March 31, 2021, we have not generated any revenue from product sales, and we have incurred significant operating losses and negative cash flows from our operations. We do not expect to generate significant revenue from sales of any products for several years, if at all.
As of March 31, 2021, the Company had an accumulated deficit of $57.0 million, cash of $3.7 million, and accounts payable and accrued expenses of $11.1 million. The future success of the Company is dependent on its ability to successfully obtain additional working capital, obtain regulatory approval for and successfully launch and commercialize its product candidates and to ultimately attain profitable operations.
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
On March 30, 2021, the Company entered into a 2021 Sales Agreement with SVB Leerink with respect to an at-the-market
offering program under which the Company could offer and sell, from time to time in its sole discretion, shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $50.0 million through SVB Leerink as its sales agent. As of May 6, 2021, the Company had issued and sold 979,843 shares, for gross proceeds of $9.5 million, resulting in net proceeds of $9.2 million after deducting sales commissions. On May 6, 2021, the Company terminated the 2021 Sales Agreement.
On May 6, 2021, the Company entered into an underwriting agreement with SVB Leerink, as representative of the underwriters, relating to an underwritten public offering of approximately 9.3 million shares of the Company’s common stock, par value $0.0001 per share. The underwritten public offering resulted in gross proceeds of $65.0 million. The Company incurred $3.9 million in issuance costs associated with the underwritten public offering, resulting in net proceeds to the Company of $61.1 million.
On April 1, 2021, the Company, as borrower, entered into the Loan and Security Agreement with Horizon Technology Finance Corporation, as lender and collateral agent for itself. The Loan and Security Agreement provides for four (4) separate and independent $2.5 million term loans (“Loan A”, “Loan B”, “Loan C”, and “Loan D”) (with each of Loan A, Loan B, Loan C and Loan D, individually a “Term Loan” and, collectively, the “Term Loans”), whereby upon the satisfaction of all the conditions to the funding of the Term Loans, each Term Loan would be delivered by Horizon to the Company in the following manner: (i) Loan A was to be delivered by Horizon to the Company prior to April 1, 2021, (ii) Loan B was required to be delivered by Horizon to the Company prior to April 1, 2021, (iii) Loan C is required to be delivered by Horizon to the Company prior to June 30, 2021, and (iv) Loan D is required to be delivered by Horizon to the Company prior to June 30, 2021. The Company may only use the proceeds of the Term Loans for working capital or general corporate purposes as contemplated by the Loan and Security Agreement. The Company drew down $5 million on April 1, 2021.
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Net cash used in operating activities	$(14,378)	$(1,524)	$(12,854)
Net cash used in investing activities	(252)	(62)	190
Net cash provided by financing activities	—	500	(500)
Effect of exchange rate changes on cash	(216)	(267)	51

Net increase in cash	$(14,846)	$(1,353)	$(13,493)

Operating activities
Net cash used of $14.4 million in operating activities for the three months ended March 31, 2021, consisted of the net loss of $9.9 million adjusted for changes in operating assets and liabilities of $6.2 million and offset by non-cash
charges of $1.7 million, primarily for share-based compensation expense of $2.2 million, interest expense of $0.1 million, depreciation of $0.1 million, and the deduction of foreign exchange gains of $0.7 million.
Net cash used of $1.5 million in operating activities for the three months ended March 31, 2020 was primarily due to a net loss of $7.2 million offset by $2.6 million of non-cash
items which included share-based compensation of $0.5 million, foreign exchange losses of $1.3 million, depreciation of $0.2 million, interest expense of $0.3 million and changes in fair value of convertible notes of $0.4 million. There was also an adjustment for changes in operating assets and liabilities of $3.0 million.
Investing activities
For the three months ended March 31, 2021 and 2020, net cash used in investing activities was $0.3 million and $0.1 million, respectively. Company acquired capital equipment of $0.3 million in the three months ended March 31, 2021 and $0.1 million in the three months ended March, 31, 2020.
Financing activities
For the three months ended March 31, 2021, net cash provided by financing activities was $0. For the three months ended March 31, 2020, net cash provided by financing activities was $0.5 million, which was due to the issuance of convertible notes.
Funding Requirements
The Company has incurred significant losses and has an accumulated deficit of $57.0 million as of March 31, 2021.
F-star
expects to incur substantial losses in the foreseeable future as it conducts and expands its research and development and clinical trial activities. As of May 17, 2021, the date of issuance of the consolidated financial statements, after proceeds from Sales Agreement and drawdown of the Term Loans, the Company’s cash of approximately $76.3 million will be sufficient to fund its current operating plan and planned capital expenditures for at least the next 12 months.
The Company may continue to seek additional funding through public equity, private equity, debt financing, collaboration partnerships, or other sources. There are no assurances, however, that the Company will be successful in raising additional working capital, or if it is able to raise additional working capital, it may be unable to do so on commercially favorable terms. The Company’s failure to raise capital or enter into other such arrangements if and when needed would have a negative impact on its business, results of operations and financial condition and its ability to develop its product candidates
Our future capital requirements will depend on many factors, including:

•	our ability to raise capital in light of the impacts of the ongoing global COVID-19 pandemic on the global financial markets;

•	the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, and clinical trials for the product candidates we may develop;

•
our ability to enroll clinical trials in a timely manner and to quickly resolve any delays or clinical holds that may be imposed on our development programs, particularly in light of the global
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

•	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;

•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive marketing approval;

•	the terms of our current and any future license agreements and collaborations; and the extent to which we acquire or in-license other product candidates, technologies and intellectual property;

•	the success of our collaborations with Ares and Denali and other partners;

•	our ability to establish and maintain additional collaborations on favorable terms, if at all; and

•	the costs of operating as a public company.
Critical Accounting Policies and Significant Judgments and Estimates
Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. The preparation of our consolidated financial statements and related disclosures requires our management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, costs and expenses and related disclosures. We believe that the estimates and assumptions underlying the accounting policies described therein may have the greatest potential impact on our consolidated financial statements and, therefore, consider these to be our critical accounting policies. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these current estimates based on different assumptions and under different conditions. There have been no material changes to the Company’s critical accounting policies and estimates as discussed in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020, filed with the SEC on March 30, 2021.
Contractual Obligations and Commitments
We enter into contracts in the normal course of business with third-party service providers for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. We have not included our payment obligations under these contracts in the table as these contracts generally provide for termination upon notice, and therefore, we believe that our non-cancelable
obligations under these agreements are not material and we cannot reasonably estimate the timing of if and when they will occur. We could also enter into additional research, manufacturing, supplier and other agreements in the future, which may require up-front
payments and even long-term commitments of cash.
Off-Balance
Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance
sheet arrangements, as defined in the rules and regulations of the SEC.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU No.
2016-13,
 Measurement of Credit Losses on Financial Instruments
 (“ASU
2016-13”).
ASU
2016-13
will change how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity
debt securities, companies will be required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. In November 2019, the FASB issued ASU No.
2019-10,
 Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates
 to amend the effective date of ASU
2016-13,
for entities eligible to be “smaller reporting companies,” as defined by the SEC, to be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company has not elected to early adopt ASU
No. 2016-13.
The Company is currently evaluating the potential impact that the adoption of ASU
2016-13
will have on the Company’s financial position and results of operations.
Emerging Growth Company and Smaller Reporting Company Status
We are an emerging growth company, (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an EGC until the earlier of (1) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering (December 31, 2021), (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule
12b-2
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our ordinary shares held by non-affiliates
exceeded $700.0 million as of the last business day of the second fiscal quarter of such fiscal year or (4) the date on which we have issued more than $1.0 billion in non-convertible
debt securities during the prior three-year period. The JOBS Act permits an EGC to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies. In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, we are entitled to rely on certain exemptions as an EGC we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b), (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that has or may be adopted by the Public Company

Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of Spring Bank’s initial public offering (December 31, 2021) or until we no longer meet the requirements of being an EGC, whichever is earlier.
We are also a smaller reporting company as defined under the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our voting and non-voting
common stock held by
non-affiliates
is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting
common stock held by
non-affiliates
is less than $700.0 million measured on the last business day of our second fiscal quarter.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company, as defined in
Rule 12b-2 under
the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this item.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2021, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer due the material weaknesses in our internal controls as previously disclosed in our Annual Report on Form 10-k for the year ended December 31, 20220, as described below, our disclosure controls and procedures were not effective as of March 31, 2021.
Management’s Annual Report on Internal Control over Financial Reporting
We have performed an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control-Integrated Framework. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of March 31, 2021, due to material weaknesses in internal control over financial reporting, associated with (i) the lack of formal policies and procedures and sufficient complement of personnel to implement effective segregation of duties and (ii) the lack of sufficient formality and evidence of controls over key reports and spreadsheets.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
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
As an EGC under the JOBS Act, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.
Remediation Plans
As discussed above, the material weaknesses over effective controls on the financial statement close and reporting process as well as lack of an effective control environment with formal processes and procedures and not having sufficient formality and evidence of controls as of December 31, 2020, were not remediated as of March 31, 2021. We have commenced measures to remediate these material weaknesses and have hired additional finance and accounting personnel during the fourth quarter of 2020 with appropriate expertise to perform specific functions which we believe will allow for proper segregation of duties, design key controls and implement improved processes and internal controls. We will continue to assess our finance and accounting staffing needs to ensure remediation of these material weaknesses. The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any material litigation.

Item 1A.	Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 30, 2021, which could materially affect our business, financial condition, or results of operations. There have been no material changes to the risk factors described in our Annual Report on Form
10-K
filed with the SEC on March 30, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures.
Note Applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
The exhibits filed as part of this Quarterly Report on
Form 10-Q
are set forth on the Exhibit Index set forth immediately prior to the signature page.

EXHIBIT INDEX

Exhibit Number	Description

4.1*	Form of Warrant issued under the Venture Loan and Security Agreement, dated April 1, 2021.

10.1*	Venture Loan and Security Agreement, dated April 1, 2021, by and among F-star Therapeutics, Inc., as borrower, F-star Therapeutics Limited, as guarantor, and Horizon Technology Finance Corporation, as lender and collateral agent.

10.2	Sales Agreement, dated March 30, 2021, by and between F-star Therapeutics, Inc. and SVB Leerink LLC (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-3 filed by the Registrant on March 30, 2021, Reg. No. 333-254884).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F-star Therapeutics, Inc.

Date: May 17, 2021	By:	/s/ Eliot R. Forster
Eliot R. Forster, Ph.D.
President and Chief Executive Officer