Form 10-Q
period 2021-06-30
F-star Therapeutics, Inc.
filed 2021-08-13
CIK 1566373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of Registrant’s Common Stock outstanding as of August 7, 2021 was 20,620,021.

F-star
Therapeutics, Inc.
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
F-star
Therapeutics, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)

	June 30,	December 31
	2021	2020
	Unaudited
Assets
Current Assets:
Cash and cash equivalents	$81,648	$18,526
Other receivables	72	—
Prepaid expenses and other current assets	3,439	3,976
Tax incentive receivable	160	3,563

Total current assets	85,319	26,065
Property and equipment, net	1,157	789
Right of use asset	3,758	2,782
Goodwill	15,009	14,926
In-process research and development	19,249	18,986
Other long-term assets	482	61

Total assets	$124,974	$63,609

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,427	$4,597
Accrued expenses and other current liabilities	6,300	9,461
Contingent value rights	314	2,080
Lease obligations, current	912	539
Deferred revenue	—	300

Total current liabilities	9,953	16,977
Long term Liabilities:
Term debt	9,466	—
Lease obligations	3,197	2,622
Contingent value rights	2,789	440
Deferred tax liability	576	576

Total liabilities	25,981	20,615

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized, 10,000,000 shares at June 30, 2021 and December 31, 2020; no shares issued or outstanding at June 30, 2021 and December 31, 2020	—	—
Common Stock, $0.0001 par value; authorized 200,000,000 shares at June 30, 2021 and December 31, 2020; 20,586,562 and 9,100,117 shares issued and outstanding at June 30, 2021 and December 31, 2020	2	1
Additional paid-in capital	172,895	91,238
Accumulated other comprehensive loss	(1,218)	(1,077)
Accumulated deficit	(72,686)	(47,168)

Total stockholders’ equity	98,993	42,994

Total liabilities and stockholders’ equity	$124,974	$63,609

See accompanying notes to consolidated financial statements.

F-star
Therapeutics, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In Thousands, Except Share and Per Share Amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
License revenue	$—	$543	$2,917	$1,898
Operating expenses:
Research and development	8,437	2,093	15,704	5,493
General and administrative	6,501	3,236	12,930	6,425

Total operating expenses	14,938	5,329	28,634	11,918

Loss from operations	(14,938)	(4,786)	(25,717)	(10,020)
Other non-operating (expense) income:
Other income (expense)	(46)	(143)	972	(1,670)
Change in fair value of convertible debt	—	(1,498)	—	(1,884)
Change in fair value of conti n gent value rights	(583)	—	(583)	—

Loss before income taxes	(15,567)	(6,427)	(25,328)	(13,574)
Income tax expense	(82)	(35)	(190)	(47)

Net loss	$(15,649)	$(6,462)	$(25,518)	$(13,621)

Net loss attributable to common stockholders	$(15,649)	$(6,462)	$(25,518)	$(13,621)

Basic and diluted adjusted net loss per common shares	$(0.92)	$(3.53)	$(1.95)	$(7.44)

Weighted-average number of shares outstanding, basic and diluted	17,022,417	1,830,075	13,083,230	1,829,993

Other comprehensive loss:
Net loss	$(15,649)	$(6,462)	$(25,518)	$(13,621)
Other comprehensive (loss) gain :
Foreign currency translation	324	387	(141)	410

Total comprehensive loss	$(15,325)	$(6,075)	$(25,659)	$(13,211)

See accompanying notes to consolidated financial statements.

F-star
Therapeutics, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(25,518)	$(13,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation expense	4,039	1,005
Foreign currency (gain) loss	(570)	1,478
Loss ( gain ) on disposal of tangible fixed assets	(9)	6
Depreciation	297	334
Non-cash interest	82	532
Amortization of debt issuance costs	15	—
Fair value adjustments	583	1,884
Operating right of use asset	494	337
Changes in operating assets and liabilities:
Other receivables	(72)	—
Prepaid expenses and other current assets	593	905
Tax incentive receivable	3,493	5,909
Accounts payable	(2,231)	1,210
Accrued expenses and other current liabilities	(3,278)	(2,126)
Deferred revenue	(308)	(5)
Operating lease liability	(520)	(330)
Other long term asset	(423)	—

Net cash used in operating activities	(23,333)	(2,482)

Cash flows from investing activities:
Purchase of property, plant and equipment	(658)	(62)
Proceeds from sale of property, plant and equipment	15	—

Net cash used in investing activities	(643)	(62)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	500
Net proceeds from issuance of common stock	77,293	—
Net proceeds from term debt	9,845	—
Payment of debt issuance costs	(92)	—

Net cash provided by financing activities	87,046	500

Net increase (decrease) in cash and cash equivalents	63,070	(2,044)
Effect of exchange rate changes on cash	52	(201)
Cash and cash equivalents at beginning of period	18,526	4,901

Cash and cash equivalents at end of period	$81,648	$2,656

Supplemental disclosure of cash flow information
Cash paid for income taxes	$36	$14
Purchases of property and equipment included in accounts payable and accrued expenses	$182	$—
Cash paid for interest	$115	$—

Non-cash investing and financing activities:
Additions to ROU assets obtained from new operating lease liabilities	$1,468	$—
Issuance of warrants	$326	$—
See accompanying notes to consolidated financial statements.

F-star
Therapeutics, Inc.
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended June 30, 2021 and 2020
(Unaudited)
(In Thousands, Except Share Amounts)

			Stockholders’ Equity
For the Three Months Ended June 30, 2021			Common Shares		Capital in Excess of par Value	Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
			Number of Shares	Value			Accumulated deficit
Balance at March 31, 2021			9,100,320	$1	$93,418	$(1,542)	$(57,037)	$34,840
Issuance of warrants in connection with term loan			—	—	326	—	—	326
Issuance of common stock in connection with at-the-market offering, net of issuance costs			979,843	—	9,115	—	—	9,115
Issuance of common stock in connection with public offering, net of issuance costs			10,439,347	1	68,177	—	—	68,178
Equity adjustment from foreign currency translation			—	—	—	324	—	324
Stock option exercises			67,052	—	—	—	—	—
Share-based compensation			—	—	1,859	—	—	1,859
Net loss			—	—	—	—	(15,649)	(15,649)

Balance at June 30, 2021			20,586,562	$2	$172,895	$(1,218)	$(72,686)	$98,993

	Stockholders’ Equity
For the Three Months Ended June 30, 2020	Seed preferred	Series A preferred	Common Shares		Capital in Excess of par Value	Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Number of shares	Number of shares	Number of Shares	Value			Accumulated deficit
Balance at March 31, 2020	103,611	1,441,418	4,145,611	$1	$32,252	$(1,611)	$(28,708)	$1,934
Issuance of common stock for services rendered	—	—	4,252		—	—	—	—
Issuance of common stock in connection with at-the-market offering, net of issuance costs	—	—	162,274	—	—	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	387	—	387
Share-based compensation	—	—	—	—	471	—	—	471
Net loss	—	—	—	—	—	—	(6,462)	(6,462)

Balance at June 30, 2020	103,611	1,441,418	4,312,137	$1	$32,723	$(1,224)	$(35,170)	$(3,670)

See accompanying notes to consolidated financial statements.

F-star
Therapeutics, Inc.
Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2021 and 2020
(Unaudited)
(In Thousands, Except Share Amounts)

			Stockholders’ Equity
For the Six Months Ended June 30, 2021			Common Shares		Capital in Excess of par Value	Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
			Number of Shares	Value			Accumulated deficit
Balance at December 31, 2020			9,100,117	$1	$91,238	$(1,077)	$(47,168)	$42,994
Issuance of warrants in connection with term loan			—	—	326	—	—	326
Issuance of common stock in connection with at-the-market offering, net of issuance costs			979,843	—	9,115	—	—	9,115
Issuance of common stock in connection with public offering, net of issuance costs			10,439,347	1	68,177	—	—	68,178
Equity adjustment from foreign currency translation			—	—	—	(141)	—	(141)
Stock option exercises			67,255	—	—	—	—	—
Share-based compensation			—	—	4,039	—	—	4,039
Net loss			—	—	—	—	(25,518)	(25,518)

Balance at June 30, 2021			20,586,562	$2	$172,895	$(1,218)	$(72,686)	$98,993

	Stockholders’ Equity
For the Six Months Ended June 30, 2020	Seed preferred	Series A preferred	Common Shares		Capital in Excess of par Value	Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Number of shares	Number of shares	Number of Shares	Value			Accumulated deficit
Balance at December 31, 2019	103,611	1,441,418	4,128,441	$1	$31,718	$(1,634)	$(21,549)	$8,536
Issuance of common stock for services rendered	—	—	10,972	—	—	—	—	—
Issuance of common stock in connection with at-the-market offering, net of issuance costs	—	—	172,724	—	—	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	410	—	410
Share-based compensation	—	—	—	—	1,005	—	—	1,005
Net loss	—	—	—	—	—	—	(13,621)	(13,621)

Balance at June 30, 2020	103,611	1,441,418	4,312,137	$1	$32,723	$(1,224)	$(35,170)	$(3,670)

See accompanying notes to consolidated financial statements.

F-star
Therapeutics, Inc.
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
) format,
F-star’s
mission is to generate highly differentiated medicines with monoclonal antibody-like manufacturability, good safety and tolerability. With four distinct binding sites in a natural human antibody format,
F-star
believes its proprietary technology will overcom
e
 many of th
e
 challenges facing current immuno-oncology therapies, due to the strong pharmacology enabled by tetravalent bispecific binding.
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
PD-L1
receptors, which are
co-expressed
in a number of tumor types. SB 11285
.
which
F-star
acquired pursuant to a business combination with Spring Bank Pharmaceuticals, Inc. (“Spring Bank”), is a next generation cyclic dinucleotide STimulator of INterferon Gene (“STING”) agonist designed to improve checkpoint inhibition outcomes as an immunotherapeutic compound for the treatment of selected cancers. The product candidates FS120, FS222 and SB 11285 are all in Phase 1 clinical trials.
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
The STING Antagonist CVRs are not transferable, except in certain limited circumstances, are not certificated or evidenced by any instrument, do not accrue interest, and are not registered with the SEC or listed for trading on any exchange. Until the STING Antagonist CVR Expiration Date, subject to certain exceptions, the Company is required to use commercially reasonable efforts to (a) consummate the Approved Development Agreement, (b) to perform the terms of the Approved Development Agreement and (c) pursue CVR Transactions. The STING Antagonist CVR Agreement became effective upon the Closing and, unless terminated earlier in accordance with its terms, will continue in effect until the STING Antagonist CVR Expiration Date or all CVR payment amounts are paid pursuant to their terms. On July 8, 2021, the Company entered into a License Agreement with AstraZeneca plc (“AstraZeneca”) under which AstraZeneca will receive global rights to research, develop and commercialize next generation Stimulator of Interferon Genes (STING) inhibitor compounds. Under the terms of the agreement, AstraZeneca is granted exclusive access to and will be responsible for all future research, development and commercialization of the STING inhibitor compounds.
F-star
is eligible to receive upfront and near-term payments of up to $12 million upon meeting certain milestones. In addition,
F-star
will be eligible for development and sales milestone payments of over $300 million, as well as single digit percentage royalty payments. Payments received by
F-star
are subject to a contingent value rights agreement (CVR 2), under which 80% will be payable to stockholders of
F-star
that were previously stockholders of Spring Bank prior to the business combination between
F-star
and Spring Bank.

The acquisition-date fair value of the CVR liability represents the future payments that are contingent upon the achievement of sale or licensing for the product candidates. The fair value of the contingent consideration acquired of $2.5 million as of December 31, 2020, and $3.1 million as of June 30, 2021, is based on the Company’s probability-weighted discounted cash flow assessment that considers probability and timing of future payments. The fair value measurement is based on significant Level 3 unobservable inputs such as the probability of achieving a sale or licensing agreement, anticipated timelines, and discount rate. Changes in the fair value of the liability will be recognized in the consolidated statement of operations and comprehensive loss until settlement. For the three months ended June 30, 2021, the estimated fair value increased to $3.1 million which resulted in a $0.6 million charge on the Consolidated Statements of Operations and Comprehensive Loss.
All issued and outstanding
F-star
Ltd share options granted under
F-star’s
three legacy equity incentive plans became exercisable in full immediately prior to the Closing. At the Closing, all issued share options and restricted stock units granted by
F-star
Ltd under the
F-star
Therapeutics Limited 2019 Equity Incentive Plan (the “2019 Plan”) were replaced by options (“Replacement Options”) and awards (“Replacement RSUs”), on the same terms (including vesting), for Company common stock, based o
n
 the Exchange Ratio.
The Company’s common stock, which
is
listed on the Nasdaq Capital Market, traded through the close of business on Friday, November 20, 2020, under the ticker symbol “SBPH” and continued trading on the Nasdaq Capital Market, on a post-Reverse Stock Split adjusted basis, under the ticker symbol “FSTX” beginning on Monday, November 23, 2020. Commencing on November 23, 2020, the Company’s common stock was represented by a new CUSIP number, 30315R 107.
The Transaction was accounted for as a business combination using the acquisition method of accounting under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 805,
Business Combinations
(“ASC 805”). The Transaction was accounted for as a reverse acquisitio
n
 with
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
(2) F-star
Ltd. designated a majority (five of eight) of the initial members of the board of directors of the combined company; and
(3) F-star
Ltd. senior management held the key positions in senior management of the combined company. As a result, upon consummation of the Transaction, the historical financial statements of
F-star
Ltd became the historical financial statements of the combined organization.
Liquidity
On March 30, 2021, the Company entered into a Sales Agreement (the “2021 Sales Agreement”) with SVB Leerink LLC (“SVB Leerink”) with respect to an
“at-the-market”
offering as defined in Rule 415 of the Securities Act of 1933, as amended, under which the Company could offer and sell, from time to time in its sole discretion, shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $50.0 million through SVB Leerink as its sales agent. As of May 6, 2021, the Company had issued and sold 979,843 shares of common stock for gross proceeds of $9.5 million, resulting in net proceeds of $9.1 million after deducting sales commissions and offering expenses. On May 6, 2021, the Company terminated the 2021 Sales Agreement.
On May 6, 2021, the Company entered into an underwriting agreement with SVB Leerink, as representative of the underwriters, relating to an underwritten public offering
(the “Underwritten Public Offering”)
of 10.4 million shares of the Company’s common stock, par value $0.0001 per share. The underwritten public offering resulted in gross proceeds of $73.1 million. The Company incurred $4.4 million in issuance costs and $0.5 million of professional fees
associated with the underwritten public offering, resulting in net proceeds to the Company of $68.2 million.
On April 1, 2021, the Company, as borrower, entered into a Venture Loan and Security Agreement (the “Loan and Security Agreement”) with Horizon Technology Finance Corporation (“Horizon”), as lender and collateral agent for itself. The Loan and Security Agreement provides for four separate and independent $2.5 million term loans (“Loan A”, “Loan B”, “Loan C”, and “Loan D”) (with each of Loan A, Loan B, Loan C and Loan D, individually a “Term Loan” and, collectively, the “Term Loans”), whereby, upon the satisfaction of all the conditions to the funding of the Term Loans, each Term Loan will be delivered by Horizon to the Company in the following manner: (i) Loan A was delivered by Horizon to the Company by April 1, 2021, (ii) Loan B was delivered by Horizon to the Company by April 1, 2021, (iii) Loan C was delivered by Horizon to the Company by June 30, 2021, and (iv) Loan D was
delivered
by Horizon to the Company by June 30, 2021. The Company may only use the proceeds of the Term Loans for working capital or general corporate purposes as contemplated by the Loan and Security Agreement. On April 1, 2021, the Company drew down $5 million. On June 22, 2021, the Company drew down another $5 million under this facility.

The Company has incurred significant losses and has an accumulated deficit of $72.7 million as of June 30, 2021. F-star expects to incur substantial losses in the foreseeable future as it conducts and expands its research and development activities and clinical trial activities. As of August 13, 2021, the date of issuance of the consolidated financial statements, the Company’s cash and cash equivalents will be sufficient to fund its current operating plan and planned capital expenditures for at least the next 12 months.
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
The accompanying interim financial statements as of June 30, 2021, and for the six and three months ended June 30, 2021 and 2020, and related interim information contained within the notes to the financial statements, are unaudited. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of June 30, 2021, results of operations for the three and six months ended June 30, 2021 and 2020, statement of stockholders’ equity for the three and six months ended June 30, 2021 and 2020 and its cash flows for the six months ended June 30, 2021 and 2020. These interim financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes contained in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020. The results for the three and six months ended June 30, 2021, are not necessarily indicative of the results expected for the full fiscal year or any interim period.
Principles of Consolidation
The Company’s financial statements have been prepared in conformity with U.S. GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the ASC and Accounting Standards Updates (“ASU”) of the FASB. The accompanying consolidated financial statements include the accounts of
F-star
Therapeutics, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions between the consolidated companies have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting years. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the fair value of the assets and liabilities acquired in the transaction between Spring Bank and
F-star
Ltd fair value of the convertible loan containing embedded derivatives, the fair value of contingent value rights, the accrual for research and development expenses, revenue recognition, fair values of acquired intangible assets and impairment review of those assets, warrants, share based compensation expense, and income taxes. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed in light of reasonable changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates or assumptions.
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
ROU assets represent the Company’s right to us
e
 an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. This is the rate the Company would have to pay if borrowing on a collateralized basis over a similar term to each lease. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
Impairment of Long-Lived Assets
Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying value, an impairment loss is recorded for the difference between the carrying value and fair value of the asset. As of June 30, 2021, no such impairment has been recorded.
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
The Company has adopted FASB ASC Topic 606,
Revenue from Contracts with Customers
(“ASC 606”). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. To date, the Company has entered into License and Collaboration Agreements with Denali Therapeutics, Inc. (“Denali”), and Ares Trading S.A. (“Ares,”an affiliate of Merck KGaA, Darmstadt, Germany) which were determined to be within the scope of ASC 606.
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

1
2

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

1
3

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
Milestone payments: The Company’s collaboration agreements may include development and regulatory milestones. The Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates
the probability of achievement of such milestones and any related constraint, and if necessary, adjusts the estimate of the overall transaction price. Any such adjustments are recorded o
n
 a cumulative
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

1
4

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
F-star
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
F-star
Ltd utilized this method due to the lack of historical exercise data and the plain nature of its share-based awards. We expect to continue to utilize this methodology until such time as we have adequate historical data regarding the volatility of our traded stock price.
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

1
5

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

1
6

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

1
7

The purchase price is allocated to the fair value of assets and liabilities acquired as follows in the table below (in thousands, except shares of common stock and fair value per share):

Purchase Price Allocation
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

3. Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share of the Company for such periods (in thousands, except share and per share data):

Net Loss Per Share
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(15,649)	$(6,462)	$(25,518)	$(13,621)
Weighted average number shares outstanding, basic and diluted	17,022,417	1,830,075	13,083,230	1,829,993

Net loss income per common, basic and diluted	$(0.92)	$(3.53)	$(1.95)	$(7.44)

Diluted net loss per share of common stock is the same as basic net loss per share of common stock for all periods presented.

1
8

The following table provides the potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted
method, have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact due to the losses reported:

Potential Dilutive Shares
	For the Three and Six Months Ended June 30,
	2021	2020
Convertible debt shares	—	182,758
Common stock warrants	128,479	—
Stock options and RSUs	1,313,522	257,259
4
. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following (in thousands):

Property, Plant and Equipment, net
	June 30,	December 31
	2021	2020
Leasehold improvements	$209	$15
Laboratory equipment	2,252	1,788
Furniture and office equipment	166	169

	2,627	1,972
Less: Accumulated depreciation	1,470	1,183

	$1,157	$789

Depreciation expense for the six months ended June 30, 2021 and 2020 was $0.3 million and $0.3 million, respectively.

1
9

5
. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of June 30 2021 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent value rights	$—	$—	$3,103	$3,103
Warrants	—	—	11	11

	$—	$—	$3,114	$3,114

	Fair Value Measurements as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent value rights	$—	$—	$2,520	$2,520
Warrants	—	—	37	37

	$—	$—	$2,557	$2,557

The following table reflect
s
 the chang
e
 in the Company’s Level 3 liabilities, which consists of warrants, for the six months ended June 30, 2021 (in thousands):

Change in Level 3 Liabilities
	November 2016 Private Placement Warrants	Contingent Value Rights
Balance at December 31, 2020	$37	$2,520
Warrants exercised	(26)	—
Change in fair value of CVR	—	583

Balance at June 30, 2021	$11	$3,103

6. Accrued Expenses and other Current Liabilities
Accrued expenses as of June 30, 2021 and December 31, 2020, consisted of the following (in thousands):

	June 30,	December 31
	2021	2020
Clinical Trial Costs	$2,304	$3,394
Severance	887	1,953
Compensation and B enefits	1,277	1,361
Professional F ees	1,518	1,593
Other	314	1,160

	$6,300	$9,461

7. Term Debt
On April 1, 2021, the Company, as borrower, entered into the Loan and Security Agreement with Horizon, as lender and collateral agent for itself. The Loan and Security Agreement provides for four separate and independent $2.5 million term loans (Loan A, Loan B, Loan C, and Loan D), whereby, upon the satisfaction of all the conditions to the funding of the Term Loans, each Term Loan will be delivered by Horizon to the Company in the following manner: (i) Loan A was delivered by Horizon to the Company by April 1, 2021, (ii) Loan B was delivered by Horizon to the Company by April 1, 2021, (iii) Loan C was delivered by Horizon to the Company by June 30, 2021, and (iv) Loan D was delivered by Horizon to the Company by June 30, 2021.
The Company may only use the proceeds of the Term Loans for working capital or general corporate purposes as contemplated by the Loan and Security Agreement. On April 1, 2021, the Company drew down $5 million. On June 22, 2021, the Company drew down another $5 million under this facility. The Company incurred $0.3 million of debt issuance costs and issued $0.3 million of warrants.
The term note matures on the
48-month
anniversary following the funding date therefore $5 million becomes due on April 1, 2025, and $5 million will become due on June 22, 2025. The principal balance the Term Loan bears a floating interest. The interest rate is calculated initially and, thereafter, each calendar month as the sum of (a) the per annum rate of interest from time to time published in The Wall Street Journal as contemplated by the Loan and Security Agreement, or any successor publication thereto, as the “prime rate” then in effect, plus (b) 6.25%; provided that, in the event such rate of interest is less than 3.25%, such rate shall be deemed to be 3.25% for purposes of calculating the interest rate. Interest is payable on a monthly basis based on each Term Loan principal amount outstanding the preceding month.
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

The Company’s debt obligation consisted of the following (in thousands)

Term Debt
	June 30,	December 31,
	2021	2020
Term Loan A and B due April 2025	$5,000	$—
Term Loan C and D due June 2025	5,000	—

Term debt	10,000	—
Less: Unamortized deferred issuance costs	(231)	—
Less: Warrant discount and interest	(303)	—

Total debt obligations- long term	$9,466	$—

8
. Stockholders’ Equity
Common Stock
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
Upon delivery of a placement notice in April 2021, and subject to the terms and conditions of the 2021 Sales Agreement, SVB Leerink began to sell the Placement Shares. Under the 2021 Sales Agreement, the Company agreed to pay SVB Leerink a commission equal to three percent of the gross sales proceeds of any Placement Shares, and also provided SVB Leerink with customary indemnification and contribution rights. For the three months ended June 30, 2021, the Company issued and sold 979,843 shares, for gross proceeds of $9.5 million, resulting in net proceeds of $9.2 million after deducting sales commissions. On May 6, 2021, the Company terminated the 2021 Sales Agreement.
On May 6, 2021, the Company entered into an underwriting agreement with SVB Leerink, as representative of the underwriters, relating to an underwritten public offering of 10.4 million shares of the Company’s common stock, par value $0.0001 per share. The underwritten public offering resulted in gross proceeds of $73.1 million. The Company incurred $4.4 million in issuance costs and $0.5 million of professional fees associated with the underwritten public offering, resulting in net proceeds to the Company of $68.2 million.
Warrants
In connection with Spring Bank’s initial public offering (“IPO”) in 2016, there was an issuance of warrants to the sole book-running manager to purchase 7,087 shares of common stock. The warrants were exercisable at an exercise price of $60.00 per share and expired on May 5, 2021.
During 2016, Spring Bank entered into a definitive agreement with respect to the private placement of 411,184 shares of common stock and warrants to purchase 408,444 shares of common stock (the “November 2016 Private Placement Warrants”) to a group of accredited investors. The November 2016 Private Placement Warrants are exercisable at an exercise price of $43.16 per share and expire on November 23, 2021. The Company evaluated the terms of these warrants and concluded that they are liability-classified. The Company must recognize any change in the value of the warrant liability each reporting period in the statement of operations and comprehensive loss. As of June 30, 2021, the fair value of the November 2016 Private Placement Warrants was approximately $11,000 and 388,451 warrants have been exercised to date. At June 30, 2021, there were 19,993 warrants outstanding.
During 2019, Spring Bank entered into a loan agreement with Pontifax Medison Finance (Israel) L.P. and Pontifax Medison Finance (Cayman) L.P., as lenders, and Pontifax Medison Finance GP, L.P., pursuant to which Spring Bank issued to the lenders warrants to purchase 62,500 shares of common stock (the “Pontifax Warrants”). The Pontifax Warrants are exercisable at $8.32 per share and expire on September 19, 2025. The Company evaluated the terms of the warrants and concluded that they should be equity-classified. At June 30, 2021, there were 62,500 warrants outstanding.
During 2019, Spring Bank issued warrants to a service provider to purchase 3,750 shares of common stock (the “September 2019 Warrants”). The September 2019 Warrants are exercisable at an exercise price of $16.84 per share and expire on September 19, 2021. The Company evaluated the terms of the warrants and concluded that they should be equity-classified. At June 30, 2021, there were 3,750 warrants outstanding.

In connection with the entry into the Loan and Security Agreement, (see Note 7), the Company has issued to Horizon warrants to purchase an aggregate number of shares of the Company’s common stock in an amount equal to $100,000 divided by the exercise
price for each respective
w
arrant. If at any time the Company files a registration statement relating to an offering for its own account, or the account of others, of any of its equity securities, the Company has agreed to include such number of shares underlying the
w
arrants in such registration statement as requested by the holder. The
w
arrants, which are exercisable for an aggregate of 42,236 shares, will be exercisable for a period of seven years at a per-share
exercise price of $9.47, which is equal to the
10-day
average closing price prior to January 15, 2021, the date on which the term sheet relating to the Loan and Security Agreement was entered into, subject to certain adjustments as specified in the
w
arrant. At June 30, 2021, there were 42,236 warrants outstanding.
A summary of the warrant activity for the six months ended June 30, 2021, is as follows:

Warrants Outstanding
Outstanding at December 31, 2020	144,384
Exercises	(51,054)
Issued	42,236
Expired	(7,087)

Outstanding at June 30, 2021	128,479

9
. Stock Option Plans
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
As result of the Transaction, the share reserve automatically increased on January 1 st
of the year following the year in which
the
 Nasdaq listing occurred, in an amount equal to 4% of the total number of shares outstanding as of December 31 of the preceding year. As a result, an

additional 364,005 shares
were added to

the 2019
Plan effective January 1, 2021
. As of June 30, 2021, there were 68,842 shares available for issuance under the 2019 Plan.
In conjunction with the Transaction, all issued and outstanding
F-star
Ltd share options granted under the three
F-star
Ltd legacy equity incentive plans became exercisable in full immediately prior to the Closing. At the Closing, all issued share options and RSUs granted by
F-star
Ltd under the 2019 Plan were replaced by the Replacement Options and Replacement RSUs on the same terms (including vesting), for Company common stock, based on the Exchange Ratio. The Company determined that the exchange of
F-star
Ltd awards for the Company awards would be accounted for as a modification of awards under ASC 718. The Company concluded that the modification would not affect the number of awards expected to vest or the service period over which compensation expense related to awards would be recognized, since the vesting schedule applicable to each Replacement Option would be the same as the vesting schedule applicable to the original option that it replaced. In addition, the Replacement RSUs and Replacement Options are subject to substantially the same terms and conditions as the original RSUs and original options, respectively, and did not provide holders of the Replacement Options or Replacement RSUs with any additional benefits that the holders did not have under their original options or original RSUs. In addition, the fair value of an award tranche immediately after modification was less than the fair value of that award tranche immediately before modification. Therefore, total compensation cost recognized for the Replacement RSUs, and Replacement Options equaled the grant-date fair value of the original awards, and the Company continues to recognize the grant date fair values of the modified awards over their respective service periods.

2
3

Amended and Restated 2015 Stock Incentive Plan
In March 2018, the Spring Bank board of directors approved Spring Bank’s Amended and Restated 2015 Stock Incentive Plan (the “Amended and Restated 2015 Plan” and, together with the Spring Bank’s 2014 Stock Incentive Plan (the “2014 Plan
”
), the “Stock Incentive Plans”). Upon receipt of stockholder approval at Spring Bank’s 2018 annual meeting in June 2018, Spring Bank’s 2015 Stock Incentive Plan was amended and restated in its entirety, increasing the authorized number of shares of common stock reserved for issuance by 800,000 shares. Pursuant to the Amended and Restated 2015 Plan, there are 1,666,863 shares authorized for issuance. In addition, to the extent any outstanding awards under the 2014 Plan expire, terminate, or are otherwise surrendered, cancelled or forfeited after the closing of Spring Bank’s IPO, those shares are added to the authorized shares under the Amended and Restated 2015 Plan. The total number of shares authorized for issuance under both the 2014 Plan and the Amended and Restated 2015 Plan is 2,300,000.
Pursuant to the Exchange Agreement, all outstanding option
s
 to purchase Company common stock were accelerated immediately prior to the Closing and each outstanding option with an exercise price less than the trading price of the Company common stock as of the close of trading on the Closing Date was exercised in full and all other outstanding options to purchase Company common stock were cancelled effective as of the Closing Date. As of June 30, 2021, the Company had 98,831 shares available for issuance under the Amended and Restated 2015 Plan.
Stock option valuation
The fair value of stock option grants is estimated using the Black-Scholes option-pricing model with the following assumptions:

	Black-Scholes Option-Pricing
	June 30, 2021	December 31 2020

Risk-free interest rate	0.78%	0.17% – 0.42%
Expected volatility	90.4%	82.8%-98.3%
Expected dividend yield	0%	0%
Expected life (in years)	5.1	5.1
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
Dividend Rate
—The expected dividend is zero, as the Company has not paid, nor does it anticipate paying any dividends on its common stock in the foreseeable future.
Fair Value of Common Stock
— Prior to the Transaction,
F-star
Ltd estimated fair value used three different methodologies: the income approach, the market approach, and cost approach. The income approach uses the estimated present value of economic benefits. The market approach exams observable market values for similar assets or securities. The cost approach uses the concept of replacement cost as an indicator of value and the notion that an investor would pay no more for an asset that what it would cost to replace the asset with one of equal utility. After the Closing of the Transaction, the fair value of the Company’s Common Stock is used to estimate the fair value of the share-based awards at grant date. The following table summarizes stock option activity under the Company’s stock option plans:

2
4

Stock Option Activity
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)

Outstanding as of December 31, 2020	533,559	$3.33	9.30	$8,494
Granted	617,886	7.77	9.66	994
Exercised	(3,670)	0.12	8.16	101
Forfeited and expired	(19,212)	2.27	9.15	257

Outstanding as of June 30, 2021	1,128,563	5.79	9.11	6,323

Options exercisable at June 30, 2021	150,671	8.35	7.37	1,739

The weighted average grant date fair value of options granted during the six months ended June 30, 2021, and the year ended December 31, 2020, was $6.16 and $14.45 per share, respectively. The total fair value of options vested during the six months ended June 30, 2021, and the year ended December 31, 2020, was $3.0 million and $2.0 million, respectively.
Restricted Stock Units
Time-Based Restricted Stock Units (RSU)
In February 2021, the Company issued 310,385 time-based RSUs to employees and directors under the Amended and Restated 2015 Plan. The weighted average grant date fair value of the time-based RSUs was $8.57 for the six months ended June 30, 2021. The vesting for the time-based RSUs occurs either immediately, after one year or after four years. For the three and six months ended June 30, 2021, the Company recognized approximately $0.5 million and $1.4 million in expenses related to the time-based RSUs.
The following table is a rollforward of all RSU activity under the Stock Incentive Plans for the six months ended June 30, 2021:

RSU Activity
	Restricted Stock Units	Weighted- Average Grant Date Fair Value

Total nonvested units at December 31, 2020	69,749	$11.73
Granted	310,385	8.57
Vested	(63,545)	8.57

Total nonvested units at June 30, 2021	316,589	$9.31

Share-based compensation
The Company recorded share-based compensation expense in the following expense categories for the six months ended June 30, 2021, and 2020 of its consolidated statements of operations and comprehensive loss (in thousands):

Share-Based Compensation
	For the Three Months Ended June 30,		For the Six Months ended June 30,
	2021	2020	2021	2020

Research and development expenses	$531	$169	$944	$380
General and administrative expenses	1,328	302	3,095	625

	$1,859	$471	$4,039	$1,005

At June 30, 2021, there was $7.5 million of unrecognized stock-based compensation expense relating to stock options granted pursuant to the Stock Incentive Plans, which will be recognized over th
e
 weighted-average remaining vesting period of 3.0 years.
At June 30, 2021, there was $1.9 million of unrecognized stock-based compensation expense relating to the time-based RSUs granted pursuant to the Stock Incentive Plans, which will be recognized over the weighted-average remaining vesting period of 3.4 years.

10
. Significant Agreements
License and Collaboration agreements
For the six months ended June 30, 2021 and 2020, the Company had License and Collaboration agreements (“LCAs”) with Denali and Ares. The following table summarizes the revenue recognized in the Company’s consolidated statements of operations and comprehensive loss from these arrangements, (in thousands):

Revenue by Collaboration Partner
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Ares	$—	359	2,800	1,254
Denali	—	184	117	644

Total	$—	$543	$2,917	$1,898

License and collaboration agreement with Denali Therapeutics, Inc.
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
this

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
Under the terms of the Denali LCA, Denali was granted the right to nominate up to three Fcab targets for approval (“Accepted Fcab Targets”), within the first three years of the date of the agreement. Upon entering into the Denali LCA, Denali had selected transferring receptor as the first Accepted Fcab Target and paid an upfront fee of $5.5 million to
F-star
Gamma, which included selection of the first Accepted Fcab Target. In May 2018, Denali exercised its right to nominate two additional Fcab targets and identified a second Accepted Fcab Target. Denali made a one-time
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

2
6

The initial transaction price for first Accepted Fcab Target was deemed to be $7.1 million consisting of $5.0 million for the grant of intellectual property rights and $2.1 million for R&D services, and $5.1 million for the second Accepted Fcab Target consisting of $3.0 million for the grant of intellectual property rights and $2.1 million for R&D services. During the year ended December 31, 2019, the transaction price for the first Accepted Fcab was increased to $6.6 million due to achievement of a $1.5 million milestone that on initial recognition of the
Denali LCA
was not included in the transaction price, as it was not deemed probable that a reversal would not occur in a future reporting period.
All performance obligations in respect of the first Accepted Fcab Target identified in the contract were deemed to have been fully satisfied during the year ended December 31, 2019.
All performance obligations in respect of the second Accepted Fcab Target identified in the Denali LCA were deemed to have been fully satisfied in February 2021 and as a result, no revenue was recognized in regard to this target for the three months ended June 30, 2021. In respect of the second Accepted Fcab Target, for the six months ended June 30, 2021 and 2020, the Company recognized $0.1 million and $0.6 million, respectively, and for the three months ended June 20, 2020, the Company recognized $0.2 million.
2019 License and collaboration agreement with Ares Trading S.A.
In June 2017,
F-star
Delta Ltd (“Delta”) entered into an LCA and an Option Agreement with Ares (the “Ares LCA”). The purpose of the Ares LCA was for the companies to collaborate on the development of tetravalent bispecific antibodies against five drug target pairs. The Option Agreement granted Ares a call option to acquire the entire issued share capital of Delta. Under the Ares LCA, Delta was obligated to use commercially reasonable efforts to perform research and development activities on the five selected target pairs, under mutually agreed research plans. The activities were governed by a joint steering committee formed by an equal number of representatives from both parties.
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
For the second antibody included within the amended and restated agreement, Delta is obliged to perform research activities under plans agreed by both parties. Ares will pay for all R&D costs half-yearly in advance until the company delivers the data package specified in the research plan. Ares can then elect to pay a fee of $14.0 million to exercise their option to take an exclusive intellectual property license, which allows them to control the development and exploitation of the molecule. Following receipt of the option fee, Ares is responsible for the development of the molecule and development, regulatory and sales-based royalties become payable t
o
 Delta upon achievement of specified events. Delta is eligible to receive $48.7 million in development milestones and $61.6 million in regulatory milestones.
Development milestone payments are triggered upon achievement by each product candidate of a defined stage of clinical development and regulatory milestone payments are triggered upon approval to market a product candidate by the U.S. Food and Drug Administration or other global regulatory authorities. Sales-based milestones are payable based upon aggregate annual worldwide net sales in all indications of all licensed products. Delta is eligible to receive $168.0 million in sales-based milestones. In addition, to the extent that any product candidates covered by the exclusive licenses granted to Ares are commercialized, Delta will be entitled to receive a single digit royalty base
d
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

Revenue recognition
Management has considered the performance obligations identified in the
Ares LCA
and concluded that the option for the grant of intellectual property rights is not distinct from the provision of R&D services, as the R&D services are expected to significantly modify the early-stage intellectual property. As a result, the option for the grant of intellectual property rights and the provision of R&D services has been combined into a single performance obligation for all molecules under the original contract and each individual molecule included in the May 13, 2019, amendment to the Ares LCA. The Company recognizes revenue using the cost-to-cost
method, which it believes best depicts the transfer of control of the services to the customer. Under the cost-to-cost
method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation.
All performance obligations in the original Ares LCA were deemed to have been fully satisfied on termination of the Ares LCA on
May 13, 2019, and no further revenue is expected to be recognized. The total transaction price for the Ares LCA, as amended, was initially determined to be $15.4 million, consisting of the upfront payment and research and development funding for the research term. Variable consideration to be paid to the company upon reaching certain milestones had been excluded from the calculation, as at the inception of the contract, it was not probable that a significant reversal of revenue recognized would not occur in a subsequent reporting period.
There were two components identified in the 2020
Amendment, each of which was accounted for as a separate performance obligation. The grant of the additional options to acquire intellectual property rights was deemed to be distinct, as the customer can benefit from it on its own, and it is independent of the delivery of other performance obligations in the Ares LCA. Additionally, as the amount of consideration reflects a standalone selling price, the Company determined that the second component is accounted for as a separate contract.
For the three
and
six months ended June 30, 2020, $0.4 million and $1.3 million was recognized in relation to the first antibody included in the 2020 Amendment.
The second component that allows the customer to exercise its option to acquire intellectual property rights early is considered to be a modification of the Ares LCA, as the option is not independent of the R&D services provided under the Ares LCA, and therefore the goods and services are not distinct. The Company updated the transaction price and measure of progress for the performance obligation relating to this molecule.
As a result of the 2020 Amendment, the maximum amount payable by Ares on the achievement of certain development and regulatory milestones in the aggregate was increased to $479.3 million, and the maximum amount payable on the achievement of certain commercial milestones was increased to $295.7 million.
During
the three and six months ended June 30, 2021, Ares provided notice of its intention to exercise its option granted under the 2020 Amendment to acquire the intellectual property rights for an additional molecule.
During the

six month
s ended
 June 2021, $2.7 million was recognized at a point in time in respect of the option exercise.
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

The following table presents changes in the balances of the Company’s contract liabilities (in thousands):

	Deferred revenue balance at January 1, 2021	Additions	Revenue recognized	Impact of exchange rates	Deferred revenue balance at June 30, 2021

Deferred revenue
Ares collaboration	$37	$—	$(37)	$—	$—
Denali collaboration	263	—	(117)	(146)	—

Total deferred revenue	$300	$—	$(154)	$(146)	$—

During the six months ended June 30, 2021, all revenue recognized by the Company as a result of changes in the contract liability balances in the respective periods was based on proportional performance.
1
1
. Commitments and Contingencies
Lease Obligations
On January 27, 2021, the Company signed an operating lease for three years for its corporate headquarters in Cambridge, United Kingdom. The Company also has leases for the former Spring Bank headquarters and laboratory space in Hopkinton, Massachusetts, which are being subleased. The Company’s leases have remaining lease terms of approximately 7.3 years for its former principal office and laboratory space, which includes an option to extend the lease for up to five years. The Company’s former locations are being subleased through the remainder of the lease term.
Operating lease costs under the leases for the six months ended June 30, 2021, were approximately $0.6 million. Total operating lease costs for the three months ended June 30, 2021, were offset by an immaterial amount for sublease income.
The following table summarizes the Company’s maturities of operating lease liabilities as of June 30, 2021 (in thousands):

Maturities of Operating Lease Liabilities
Periods

For the period July 1, 2021 to December 31, 2021	$417
2022	843
2023	854
2024	474
2025	486
Thereafter	1,444

Total lease payments	$4,518

Sublease
The Company subleasesthe former Spring Bank offices in Hopkinton, Massachusetts. Operating sublease income under operating lease agreements for the six months ended June 30, 2021, was an immaterial amount. This sublease has a remaining lease terms of 7.3 years. Future expected cash receipts from our sublease as of June 30, 2021,

are as follows (in thousands):

Future Expected Cash Receipts From Sublease
Period
For the period July 1, 2021 to December 31, 2021	$56
2022	462
2023	474
2024	486
2025	498
Thereafter	1,481

Total sublease receipts	$3,457

Service Agreements
As of June 30, 2021, the Company had contractual commitments of $1.9 million with a contract manufacturing organization (“CMO”) for activities that are ongoing or are scheduled to start between three and nine months of the date of the statement of financial position. Under the terms of the agreement with the CMO, the Company is committed to pay for some activities if those activities are cancelled up to three, six or nine months prior to the commencement date.
1
2
. Subsequent events
On July 8, 2021, the Company entered into a License Agreement with AstraZeneca under which AstraZeneca will receive global rights to research, develop and commercialize next generation STING inhibitor compounds. Under the terms of the agreement, AstraZeneca is granted exclusive access to and will be responsible for all future research, development and commercialization of the STING inhibitor compounds.
F-star
is eligible to receive upfront and near-term payments of up to $12 million upon meeting certain milestones. In addition,
F-star
will be eligible for development and sales milestone payments of over $300 million, as well as single digit percentage royalty payments. Payments received by
F-star
are subject to a contingent value rights agreement (CVR 2), under which 80% will be payable to stockholders of
F-star
that were previously stockholders of Spring Bank prior to the business combination between
F-star
and Spring Bank.

See Note 1 for a further description of this CVR.

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
PD-L1
and
LAG-3,
both of which are established pivotal targets in immuno-oncology. Phase 1 data from 43 heavily pre-treated
patients with advanced cancer, who have failed
PD-1/PD-L1
therapy, showed that administration of FS118 was well-tolerated with no dose limiting toxicities up to 20 mg/kg. In addition, a disease control rate (“DCR”), defined as either a complete response, partial response or stable disease, of 49% was observed in 39 evaluable patients receiving dose levels of FS118 of 1mg/kg or greater. In acquired resistance patients, DCR was 59% (16 out of 27 patients) and long-term (greater than six months) disease control was observed in six of these patients. We expect to provide an update from the proof-of-concept
Phase 2 trial in
PD-1/PD-L1
acquired resistance head and neck cancer patients in
mid-2022.
Recent data from an external randomized phase 3 trial in patients with previously untreated, locally advanced or metastatic melanoma provides clinical validation for the combination of
LAG-3
and
PD-1
inhibition. This clinical benefit in targeting
PD-1
and
LAG-3
gives us reason to believe that FS118 has potential to benefit patients not only with acquired resistance, but also in preventing resistance in patients receiving
PD-1
monotherapy. We intend to initiate clinical trials in checkpoint inhibitor (CPI) naïve patients in biomarker enriched non-small
cell lung cancer (“NSCLC”) and diffuse large B cell lymphoma (“DLBCL”) populations in second half of 2021.
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
F-star
initiated a Phase 1 clinical trial in patients with advanced cancers in the fourth quarter of 2020 and plans to provide an update on the accelerated dose titration phase of this study later this year. We have recently entered a clinical trial collaboration and supply agreement with MSD to evaluate the combination of FS120 and the
PD-1
inhibitor, pembrolizumab.
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

SB 11285, which
F-star
acquired pursuant to a business combination with Spring Bank Pharmaceuticals, Inc. (“Spring Bank”), is a next generation cyclic dinucleotide STimulator of INterferon Gene (“STING”) agonist designed to improve checkpoint inhibition outcomes as an immunotherapeutic compound for the treatment of selected cancers. SB 11285 appeared to be well tolerated both alone and in combination with atezolizumab across all dose levels tested to-date,
including five dose levels as monotherapy and three dose levels as a combination. Initial analysis showed that pharmacokinetics (PK) were in-line
with the predicted profile for rapid cellular uptake, a characteristic of second generation STING agonists.
F-star
is continuing with further dose-escalation and in parallel pursuing strategic business development opportunities for SB 11285. In June 2021, a U.S. patent was granted to
F-star
with claims protecting the composition of matter of SB 11285.
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
The STING Antagonist CVRs are not transferable, except in certain limited circumstances, are not certificated or evidenced by any instrument, do not accrue interest, and are not registered with the SEC or listed for trading on any exchange. Until the STING Antagonist CVR Expiration Date, subject to certain exceptions, the Company is required to use commercially reasonable efforts to (a) consummate the Approved Development Agreement, (b) to perform the terms of the Approved Development Agreement and (c) pursue CVR Transactions. The STING Antagonist CVR Agreement became effective upon the Closing and, unless terminated earlier in accordance with its terms, will continue in effect until the STING Antagonist CVR Expiration Date or all CVR payment amounts are paid pursuant to their terms. On July 8, 2021, the Company entered into a License Agreement with AstraZeneca plc (“AstraZeneca”) under which AstraZeneca will receive global rights to research, develop and commercialize next generation STING inhibitor compounds. Under the terms of the agreement, AstraZeneca is granted exclusive access to and will be responsible for all future research, development and commercialization of the STING inhibitor compounds.
F-star
is eligible to receive upfront and near-term payments of up to $12 million upon meeting certain milestones. In addition,
F-star
will be eligible for development and sales milestone payments of over $300 million, as well as single digit percentage royalty payments. Payments received by
F-star
are subject to a contingent value rights agreement (CVR 2), under which 80% will be payable to stockholders of
F-star
that were previously stockholders of Spring Bank prior to the business combination between
F-star
and Spring Bank.
The acquisition-date fair value of the CVR liability represents the future payments that are contingent upon the achievement of sale or licensing for the product candidates. The fair value of the contingent consideration acquired of $2.5 million as of December 31, 2020, and $3.1 million as of June 30, 2021, is based on the Company’s probability-weighted discounted cash flow assessment that considers probability and timing of future payments. The fair value measurement is based on significant Level 3 unobservable inputs such as the probability of achieving a sale or licensing agreement, anticipated timelines, and discount rate. Changes in the fair value of the liability will be recognized in the consolidated statement of operations and comprehensive loss until settlement. For the three months ended June 30, 2021, the estimated fair value increased to $3.1 million which resulted in a $0.6 million charge on the Consolidated Statements of Operations and Comprehensive Loss.
All issued and outstanding
F-star
Ltd share options granted under
F-star’s
three legacy equity incentive plans became exercisable in full immediately prior to the Closing. At the Closing, all issued share options and restricted stock units granted by
F-star
Ltd under the
F-star
Therapeutics Limited 2019 Equity Incentive Plan were replaced by options and awards on the same terms (including vesting), of the combined company’s common stock, based on the Exchange Ratio.
The Company’s common stock, which is listed on the Nasdaq Capital Market, traded through the close of business on Friday, November 20, 2020, under the ticker symbol “SBPH” and continued trading on the Nasdaq Capital Market, on a post-Reverse Stock Split adjusted basis, under the ticker symbol “FSTX” beginning on Monday, November 23, 2020. Commencing on November 23, 2020, the Company’s common stock was represented by a new CUSIP number, 30315R 107.

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
(“ASC 805”). The Transaction was accounted for as a reverse acquisition with
F-star
Ltd being deemed the acquiring company for accounting purposes. Under ASC 805,
F-star
Ltd as the accounting acquirer, recorded the assets acquired and liabilities assumed of Spring Bank in the Transaction at their fair values as of the acquisition date.
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
Management continues to closely monitor the impact of the
COVID-19
pandemic on all aspects of the business, including how it will impact operations and the operations of customers, vendors, and business partners. Management took action in April 2020 to temporarily furlough some of its workforce and took advantage of the UK Government Coronavirus Job Retention Scheme that provided funding to businesses with furloughed staff. The grant funding available covered 80% of furloughed employees’ wages plus employer National Insurance and pension contributions up to a maximum of £2,500 per month per furloughed employee. From December 2020 to April 2021, the UK government imposed a third national “lockdown”, severely impacting on day-to-day
activities. The onset of the global pandemic and consequent government-imposed restrictions resulted in a three to six-month
delay in the operationalization of our clinical trials for FS118, FS120, FS222 and SB 11285. The extent to which
COVID-19
impacts our future business, results of operation and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time, such as the continued duration of the outbreak, new information that may emerge concerning the severity or other strains of
COVID-19
or the effectiveness of actions to contain
COVID-19
or treat its impact, among others. If the Company or any of the third parties with which we engage, however, were to experience shutdowns or other business disruptions, the ability to conduct business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business, results of operation and financial condition. The estimates of the impact on the Company’s business may change based on new information that may emerge concerning
COVID-19
and the actions to contain it or treat its impact and the economic impact on local, regional, national, and international markets.
Management has not identified any triggering events that would result in any significant impairment losses in the carrying values of assets as a result of the pandemic and are not aware of any specific related event or circumstance that would require management to revise estimates reflected in our consolidated financial statements.
Recent Developments
Loan and Security Agreement
On April 1, 2021, the Company, as borrower, entered into a Venture Loan and Security Agreement (the “Loan and Security Agreement”) with Horizon Technology Finance Corporation (“Horizon”), as lender and collateral agent for itself. The Loan and Security Agreement provides for four separate and independent $2.5 million term loans (“Loan A”, “Loan B”, “Loan C”, and “Loan D”) (with each of Loan A, Loan B, Loan C and Loan D, individually a “Term Loan” and, collectively, the “Term Loans”), whereby, upon the satisfaction of all the conditions to the funding of the Term Loans, each Term Loan will be delivered by Horizon to the Company in the following manner: (i) Loan A was delivered by Horizon to the Company by April 1, 2021, (ii) Loan B was delivered by Horizon to the Company by April 1, 2021, (iii) Loan C was delivered by Horizon to the Company by June 30, 2021, and (iv) Loan D was delivered by Horizon to the Company by June 30, 2021. The Company may only use the proceeds of the Term Loans for working capital or general corporate purposes as contemplated by the Loan and Security Agreement. On April 1, 2021, the Company drew down $5 million. On June 22, 2021, the Company drew down another $5 million under this facility. The term note matures on the
48-month
anniversary following the funding date. The principal balance the Term Loan bears a floating interest. The interest rate is calculated initially and, thereafter, each calendar month as the sum of (a) the per annum rate of interest from time to time published in The Wall Street Journal as contemplated by the Loan and Security Agreement, or any successor publication thereto, as the “prime rate” then in effect, plus (b) 6.25%; provided that, in the event such rate of interest is less than 3.25%, such rate shall be deemed to be 3.25% for purposes of calculating the interest rate. Interest is payable on a monthly basis based on each Term Loan principal amount outstanding the preceding month.

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
On May 6, 2021, the Company entered into an underwriting agreement with SVB Leerink, as representative of the underwriters, relating to an underwritten public offering of 10.4 million shares of the Company’s common stock, par value $0.0001 per share. The underwritten public offering resulted in gross proceeds of $73.1 million. The Company incurred $4.4 million in issuance costs and $0.5 million of professional fees associated with the underwritten public offering, resulting in net proceeds to the Company of $68.2 million.
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
The successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of these product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing products, including the uncertainty of:

•	research and development support of our product candidates, including conducting future clinical trials of FS118, FS120, FS222 and SB 11285;

•	progressing the clinical development of FS118, FS120, FS222 and SB 11285;

•	establishing an appropriate safety profile with investigational new drug-enabling studies to advance our programs into clinical development;

•	identifying new product candidates to add to our development pipeline;

•	successful enrollment in, and the initiation and completion of clinical trials;

•	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;

•	commercializing the product candidates, if and when approved, whether alone or in collaboration with others;

•	establishing commercial manufacturing capabilities or making arrangements with third party manufacturers;

•	the development and timely delivery of commercial-grade drug formulations that can be used in our clinical trials;

•	addressing any competing technological and market developments, as well as any changes in governmental regulations;

•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations under such arrangements;

•
maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how,
as well as obtaining and maintaining regulatory exclusivity for our product candidates;

•	continued acceptable safety profile of the drugs following approval; and

•	attracting, hiring, and retaining appropriately qualified personnel.
A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, the U.S. Food and Drug Administration, European Medicines Agency or another regulatory authority may require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or we may experience significant trial delays due to patient enrolment or other reasons, in which case we would be required to expend significant additional financial resources and time on the completion of clinical development. In addition, we may obtain unexpected results from our clinical trials, and we may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success.
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
Other income and expenses, net
Other income and expenses, net, is primarily rent received from subletting an office in the United States and interest received on overdue trade receivable balances, bank interest received, and interest expense, which is primarily bank interest payable and similar charges, the interest liability on leased assets and convertible debt notes, changes in the fair value of CVR and foreign exchange losses incurred. Foreign exchange gain (loss) is foreign exchange gains or losses due to the fluctuation of the GBP, U.S. dollar and/or the Euro. Change in the fair value of convertible debt is the fair value adjustment of the convertible notes as measured using level 3 inputs which was converted on November 20, 2020, with the transaction with Spring Bank.
Income tax
The Company is subject to corporate taxation in the United States, United Kingdom and Austria.
Our UKestablished entities have generated losses and some profits in the United Kingdom since inception and have therefore not paid significant U.K. corporation tax.
F-star
Biotechnologische
Forschungs-und
Entwicklungsges.m.b.H has historical losses in Austria with more recent profits, which has resulted in payment of Austrian corporation tax in the years ended December 31, 2020, and 2019. The corporation tax benefit (tax) presented in the Company’s statements of comprehensive income (loss) represents the tax impact from its operating activities in the United States, United Kingdom and Austria, which have generated taxable income in certain periods. As the entities located in the United Kingdom carry out extensive research and development activities, they seek to benefit from the UK research and development tax credit cash rebate regime known as the Small and
Medium-sized
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

The UK government has released draft legislation to introduce a cap on the amount of the payable credit that a qualifying loss-making small and medium-sized
enterprise business can receive through research and development relief in any one year. The cap would be applied to restrict payable credit claims in excess of £20,000 with effect for accounting periods beginning on or after April 2021 by reference to, broadly, three times the total employee payroll tax and social security liabilities of the company. The draft legislation also contains an exemption which prevents the cap from applying. That exemption requires the company to be creating, or taking steps to create, intellectual property as well as having research and development expenditure in respect of connected parties which does not exceed 15% of the total claimed. The Company does not expect this legislation, if adopted, to have a material impact on its payable credit claims based on amounts currently claimed.
Research and development tax credits received in the UK are recorded as a reduction in research and development expenses. The UK research and development tax credit is payable to companies after surrendering tax losses and is not dependent on current or future taxable income. As a result, it is not reflected as part of the income tax provision. If, in the future, any U.K. research and development tax credits generated are utilized to offset a corporate income tax liability in the United Kingdom, that portion would be recorded as a benefit within the income tax provision, and any refundable portion not dependent on taxable income would continue to be recorded as a reduction to research and development expenses.
During the three-month period ended June 30, 2021 the Company received $3.6 million in research and development tax credits related to the year ended December 31, 2020.
Income tax expense was relatively immaterial amounts for the three and six months ended June 30, 2021 and 2020.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the three ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Statements of Comprehensive Income
License revenue	$—	$543	$(543)
Operating expenses:
Research and development	8,437	2,093	6,344
General and administrative	6,501	3,236	3,265

Total operating expenses	$14,938	$5,329	$9,609

Loss from operations	(14,938)	(4,786)	(10,152)
Other non-operating income (expense):
Other income (expense)	(46)	(143)	97
Change in fair value of convertible notes	—	(1,498)	1,498
Change in fair value of liability	(583)	—	(583)

Loss before income taxes	(15,567)	(6,427)	(9,140)
(Loss) benefit for income taxes	(82)	(35)	(47)

Net loss	$(15,649)	$(6,462)	$(9,187)

Licensing and Research & Development Services Revenue
Revenue for the three months ended June 30, 2021 was zero compared to $0.5 million for the three months ended June 30, 2020, a decrease of approximately $0.5 million, due to a reduction of R&D services revenue from Ares of $0.4 million and Denali of $0.1 million. All performance obligations relating to the second Fcab was satisfied in February 2021.
Research and development costs
Costs related to research and development for the three months ended June 30, 2021, increased by approximately $6.3 million compared to the three months ended June 30, 2020. This $6.3 million increase for the three-month June 30, 2021, was primarily due to a $2.0 million increase in manufacturing costs, mainly due to an FS118 manufacturing batch in the second quarter of 2021, an increase in clinical CRO and clinical assay costs of $1.2 million, due to a full quarter of Phase 1 clinical trial costs for FS120 and FS222, and an increase in other costs of $0.5 million due to the timing of other project-related activities. The remaining increase of $2.6 million is primarily due to a $1.4 million decrease in the UK R&D tax incentive credit year over year, which is allocated across all programs, a $0.7 million increase in R&D staff costs, $0.3 million increase laboratory consumables and $0.2 million increase in other allocated costs.
General and administrative expense
General and administrative expense for the three months ended June 30, 2021, increased by approximately $3.3 million due to an increase of $1.0 million in share-based compensation, an increase of $1.5 million in legal and professional fees, $0.5 million in insurance and other costs associated with being a public company and $0.4 million in other costs primarily due to additional rent for the leased buildings acquired with Spring Bank transaction, offset by a decrease of $0.1 million in staff costs.
Other income (expenses)
Other income (expense) for the three-month period ended June 30, 2021, consisting primarily of rental income of $0.2 million offset by foreign exchange losses of $0.1 million and interest expense on the term debt of $0.1 million. In addition, there was a charge of $0.6 million for the change in fair value of the CVR liability.
For the three months ended June 30, 2020, the total expense of $0.1 million consisted of other income of $0.5 million from the UK government Coronavirus Job Retention Scheme, for staff that were furloughed in the first half of 2020, offset buy foreign currency losses of $0.3 million and interest expense related to the convertible debt of $0.3 million.

Comparison of the Six Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the six ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Statements of Comprehensive Income
License revenue	$2,917	$1,898	$1,019
Operating expenses:
Research and development	15,704	5,493	10,211
General and administrative	12,930	6,425	6,505

Total operating expenses	$28,634	$11,918	$16,716

Loss from operations	(25,717)	(10,020)	(15,697)
Other non-operating income (expense):
Other income (expense)	972	(1,670)	2,642
Change in fair value of convertible notes	—	(1,884)	1,884
Change in fair value of liability	(583)	—	(583)

Loss before income taxes	(25,328)	(13,574)	(11,754)
(Loss) benefit for income taxes	(190)	(47)	(143)

Net loss	$(25,518)	$(13,621)	$(11,897)

Licensing and Research & Development Services Revenue
Revenue for the six months ended June 30, 2021, was $2.9 million compared with $1.9 million for the six months ended June 30, 2020, an increase of approximately $1.0 million. Revenue from contracts with Ares increased by $1.5 million due to the exercise and payment of an option fee of $2.7 million to acquire intellectual property rights, which was offset by a reduction in R&D service revenues of $1.2 million. In addition, there was a decrease in overall revenue of $0.5 million relating to licensing and R&D services for the second molecule in the License and Collaboration Agreement with Denali. All performance obligations relating to this molecule were satisfied in February 2021.
Research and development costs
Costs related to research and development for the six months ended June 30, 2021 increased by approximately $10.2 million, compared to the six months ended June 30, 2020.
This $10.2 million increase for the six months ended June 30, 2021, was primarily due to a $3.2 million increase in manufacturing costs, mainly due to FS118 manufacturing batches in the first half of 2021, an increase in clinical CRO and clinical assay costs of $3.3 million, due to a full six months of Phase 1 clinical trial costs for FS120 and FS222, and a decrease in other costs of $0.1 million due to the timing of other project-related activities. The remaining increase of $3.8 million is primarily due to a $2.8 million decrease in the UK R&D tax incentive credit year over year, which is allocated across all programs, a $0.5 million increase in R&D staff costs, $0.3 million increase laboratory consumables and $0.2 million increase in other allocated costs.
General and administrative expense
General and administrative expense for the six months ended June 30, 2021 increased by approximately $6.5 million due to an increase of $2.6 million in share-based compensation, offset by a decrease of $0.3 million in staff costs, $2.8 million in legal and professional fees, $0.9 million in insurance and other costs associated with being a public company and $0.5 million in other costs, primarily due to additional rent for the leased buildings acquired with Spring Bank transaction.

Other income (expenses)
Other income (expense), for the
six-month
period ended June 30, 2021 of $1.0 million of other income consisted of $1.0 million income due to foreign exchange gains of $0.9 million, rental income of $0.3 million offset by interest payable of $0.2 million.
In addition, there was a charge of $0.6 million for the change in fair value of the CVR.
For six months ended June 30, 2020, other expense of $1.7 million consisted of foreign currency losses of $1.7 million, interest expense of $0.5 million in relation to the convertible debt, offset by other income of $0.5 million from the UK government Coronavirus Job Retention Scheme, for staff that were furloughed in the first half of 2020.
Liquidity and Capital Resources
Sources of liquidity
From our inception through June 30, 2021, we have not generated any revenue from product sales, and we have incurred significant operating losses and negative cash flows from our operations. We do not expect to generate significant revenue from sales of any products for several years, if at all.
As of June 30, 2021, the Company had an accumulated deficit of $72.7 million and cash of $81.6 million. The future success of the Company is dependent on its ability to successfully obtain additional working capital, obtain regulatory approval for and successfully launch and commercialize its product candidates and to ultimately attain profitable operations.
Historically, we have financed our operations primarily with proceeds from the issuance of common shares and convertible preferred shares, proceeds from tern debt and a convertible note facility, proceeds received from in connection with our collaboration arrangements, and payments received for research and development services. We expect this historical financing trend to continue if and until we are able obtain regulatory approval for and successfully commercialize one or more of our drug candidates, although there can be no assurance that we will obtain regulatory approval or successfully commercialize any of our current or planned future product candidates.
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
On May 6, 2021, the Company entered into an underwriting agreement with SVB Leerink, as representative of the underwriters, relating to an underwritten public offering of 10.4 million shares of the Company’s common stock, par value $0.0001 per share. The underwritten public offering resulted in gross proceeds of $73.1 million. The Company incurred $4.4 million in issuance costs and $0.5 million of professional fees associated with the underwritten public offering, resulting in net proceeds to the Company of $68.2 million.
On April 1, 2021, the Company, as borrower, entered into the Loan and Security Agreement with Horizon, as lender and collateral agent for itself. The Loan and Security Agreement provides for four (4) separate and independent $2.5 million term loans (Loan A, Loan B, Loan C, and Loan D), whereby, upon the satisfaction of all the conditions to the funding of the Term Loans, each Term Loan will be delivered by Horizon to the Company in the following manner: (i) Loan A was delivered by Horizon to the Company by April 1, 2021, (ii) Loan B was delivered by Horizon to the Company by April 1, 2021, (iii) Loan C was delivered by Horizon to the Company by June 30, 2021, and (iv) Loan D was delivered by Horizon to the Company by June 30, 2021. The Company may only use the proceeds of the Term Loans for working capital or general corporate purposes as contemplated by the Loan and Security Agreement. On April 1, 2021, the Company drew down $5 million. On June 22, 2021, the Company drew down another $5 million under this facility.

Cash Flows
The following table summarizes our cash flows for each of the periods presented:

Summarized cash flow information
	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Net cash used in operating activities	$(23,333)	(2,482)	$(20,851)
Net cash used in investing activities	(643)	(62)	(581)
Net cash provided by financing activities	87,046	500	86,546
Effect of exchange rate changes on cash	52	(201)	253

Net increase in cash	$63,122	$(2,245)	$65,367

Operating activities
Net cash used of $23.3 million in operating activities for the six months ended June 30, 2021, consisted of the net loss of $25.5 million adjusted for changes in operating assets and liabilities of $2.3 million and offset by non-cash
charges of $4.4 million, primarily for share-based compensation expense of $4.0 million, non-cash
interest expense of $0.1 million, depreciation of $0.3 million, fair value adjustment of the CVR liability of $0.6 million and the deduction of foreign exchange gains of $0.6 million.
Net cash used of $2.5 million in operating activities for the six months ended June 30, 2020, was primarily due to a net loss of $13.6 million offset by $5.2 million of non-cash
items which included share-based compensation of $1.0 million, foreign exchange losses of $1.5 million, depreciation of $0.3 million, non-cash
interest expense of $0.5 million and changes in fair value of convertible notes of $1.9 million. There was also an adjustment for changes in operating assets and liabilities of $5.9 million.
Investing activities
For the
six-month
periods ended June 30, 2021, and June 30, 2020, net cash used in investing activities was $0.6 million and $0.1 million, respectively. In both periods this related to the purchase of capital equipment.
Financing activities
For the six months ended June 30, 2021, net cash provided by financing activities was $87.0 million. This included $77.3 million raised on the issue of common stock, with $9.1 million of the total generated from the “at the market” offering and $68.2 million generated from the underwritten public offering, offset by $0.5 million legal fees in connection with the offering. In addition, we received net proceeds of $9.8 million from the Loan and Security Agreement with Horizon and third-party debt issuance costs of $0.1 million were paid.
For the six months ended June 30, 2020, net cash provided by financing activities was $0.5 million, which was due to the issuance of convertible notes.
Funding Requirements
The Company has incurred significant losses and has an accumulated deficit of $72.7 million as of June 30, 2021.
F-star
expects to incur substantial losses in the foreseeable future as it conducts and expands its clinical trial and research and development activities. As of August 13, 2021, the Company’s cash and cash equivalents will be sufficient to fund its current operating plan and planned capital expenditures for at least the next 12 months.
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

•
the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, drug manufacturing and clinical trials for the product candidates we have developed or may develop;

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
Contractual Obligations and Commitments
We enter into contracts in the normal course of business with third-party service providers for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. We have not included our payment obligations under these contracts as these contracts generally provide for termination upon notice, and therefore, we believe that our non-cancelable
obligations under these agreements are not material, and we cannot reasonably estimate the timing of if and when they will occur. We could also enter into additional research, manufacturing, supplier and other agreements in the future, which may require up-front
payments and even long-term commitments of cash.
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
The Company continues to evaluate the potential impact that the adoption of ASU
2016-13
will have on the Company’s financial position and results of operations.
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
We are a smaller reporting company, as defined in
Rule 12b-2 under
the Exchange Act for this reporting period and are not required to provide the information required under this item.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2021, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer determined the material weaknesses in our internal controls as previously disclosed in our Annual Report on
Form 10-K
for the year ended December 31, 2020, as described below, our disclosure controls and procedures were not fully effective as of June 30, 2021.

Management’s Annual Report on Internal Control over Financial Reporting
We have performed an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control-Integrated Framework. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not fully effective as of June 30, 2021, due to material weaknesses in internal control over financial reporting, associated with (i) the lack of formal policies and procedures and sufficient complement of personnel to implement effective segregation of duties and (ii) the lack of sufficient formality and evidence of controls over key reports and spreadsheets.
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
Remediation Plans
As discussed above, the material weaknesses over effective controls on the financial statement close and reporting process as well as lack of an effective control environment with formal processes and procedures and not having sufficient formality and evidence of controls as of December 31, 2020, were not fully remediated as of June 30, 2021. We have commenced measures to remediate these material weaknesses and have hired additional finance and accounting personnel during the fourth quarter of 2020 with appropriate expertise to perform specific functions which we believe will allow for proper segregation of duties, design key controls and implement improved processes and internal controls. We will continue to assess our finance and accounting staffing needs to ensure remediation of these material weaknesses. The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any material litigation.

Item 1A.	Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 30, 2021, which could materially affect our business, financial condition, or results of operations. . There have been no material changes to the risk factors described in our Annual Report on Form
10-K
filed with the SEC on March 30, 2021, as updated by “Part II, Item 1A, Risk Factors” of our Quarterly Report on Form
10-Q
for the quarter ended March 31, 2021, filed with the SEC on May 17, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures.
Note Applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
The exhibits filed as part of this Quarterly Report on
Form 10-Q
are set forth on the Exhibit Index set forth immediately prior to the signature page.

EXHIBIT INDEX

Exhibit Number	Description

10.1*±	Side Letter, dated June 30, 2021, to (a) the License and Collaboration Agreement, dated August 24, 2016, by and among BBB Holding Ltd (f/k/a F-star Gamma Limited, DBH ), F-star Biotechnologische Forschungs- und Entwicklungsges.m.b.h. ( F-star GmbH ), F-star Biotechnology Limited ( F-star Ltd ) and Denali Therapeutics Inc. ( Denali ), as amended by the letter agreement dated February 23, 2018, the letter agreement dated May 21, 2018 and the amendment dated June 1, 2018; (b) the Amended and Restated Gamma IP License Agreement, dated August 24, 2016, between F-star Ltd and DBH, as amended by the Patent Side Letter and Buy-Out Side Letter; (c) the Gamma Support Services Agreement, dated August 24, 2016, between F-star Ltd. and DBH, as amended by Amendment No. 1 dated April 11, 2019; and (d) the Share Purchase Agreement, dated May 30, 2018, by and among the Sellers party thereto, Shareholder Representative Services LLC and Denali.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in Inline XBRL.

*	Filed herewith.
±
Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F-star Therapeutics, Inc.

Date: August 13, 2021	By:	/s/ Eliot R. Forster
Eliot R. Forster, Ph.D.
President and Chief Executive Officer

49