Form 10-Q
period 2021-09-30
F-star Therapeutics, Inc.
filed 2021-11-10
CIK 1566373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

The number of shares of Registrant’s Common Stock outstanding as of November 8, 2021 was 20,624,494.

F-star Therapeutics, Inc.

INDEX

PART I. FINANCIAL INFORMATION

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

F-star Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	September 30,	December 31,
	2021	2020
	Unaudited
Assets
Current Assets:
Cash and cash equivalents	$71,050	$18,526
Other receivables	436	—
Prepaid expenses and other current assets	3,173	3,976
Tax incentive receivable	1,502	3,563
Total current assets	76,161	26,065
Property and equipment, net	1,011	789
Right of use asset	3,501	2,782
Goodwill	14,885	14,926
In-process research and development and intangible assets, net	18,790	18,986
Other long-term assets	450	61
Total assets	$114,798	$63,609
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,569	$4,597
Accrued expenses and other current liabilities	5,642	9,461
Contingent value rights	648	2,080
Lease obligations, current	976	539
Deferred revenue	—	300
Total current liabilities	8,835	16,977
Long term Liabilities:
Term debt	9,535	—
Lease obligations	2,875	2,622
Contingent value rights	2,899	440
Deferred tax liability	576	576
Total liabilities	24,720	20,615
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized, 10,000,000 shares at September 30, 2021 and December 31, 2020; no shares issued or outstanding at September 30, 2021 and December 31, 2020	—	—
Common Stock, $0.0001 par value; authorized 200,000,000 shares at September 30, 2021 and December 31, 2020; 20,623,041 and 9,100,117 shares issued and outstanding at September 30, 2021 and December 31, 2020	2	1
Additional paid-in capital	174,410	91,238
Accumulated other comprehensive loss	(1,142)	(1,077)
Accumulated deficit	(83,192)	(47,168)
Total stockholders’ equity	90,078	42,994
Total liabilities and stockholders’ equity	$114,798	$63,609

See accompanying notes to consolidated financial statements.

F-star Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In Thousands, Except Share and Per Share Amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
License revenue	$751	$9,195	$3,668	$11,093
Operating expenses:
Research and development	5,113	5,321	20,536	10,695
General and administrative	5,239	7,261	18,169	13,805
Total operating expenses	10,352	12,582	38,705	24,500
Loss from operations	(9,601)	(3,387)	(35,037)	(13,407)
Other non-operating (expense) income:
Other income (expense)	(746)	506	230	(1,164)
Change in fair value of convertible debt	—	(446)	—	(2,330)
Change in fair value of contingent value rights	(444)	—	(1,027)	—
Loss before income taxes	(10,791)	(3,327)	(35,834)	(16,901)
Income tax expense	—	(124)	(190)	(171)
Net loss	$(10,791)	$(3,451)	$(36,024)	$(17,072)
Net loss attributable to common stockholders	$(10,791)	$(3,451)	$(36,024)	$(17,072)
Basic and diluted adjusted net loss per common shares	$(0.52)	$(1.88)	$(2.35)	$(9.34)
Weighted-average number of shares outstanding, basic and diluted	20,617,822	1,832,194	15,300,433	1,828,597
Other comprehensive loss:
Net loss	$(10,791)	$(3,451)	$(36,024)	$(17,072)
Other comprehensive (loss) gain :
Foreign currency translation	117	14	(65)	424
Total comprehensive loss	$(10,674)	$(3,437)	$(36,089)	$(16,648)

See accompanying notes to consolidated financial statements.

F-star Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended September 30, 2021 and 2020

(Unaudited)

(In Thousands, Except Share Amounts)

	Stockholders’ Equity
	Common Shares
For the Three Months Ended September 30, 2021	Number of Shares	Value	Capital in Excess of par Value	Accumulated Other Comprehensive Loss	Accumulated deficit	Total Stockholders’ Equity
Balance at June 30, 2021 as originally stated	20,586,562	$2	$172,895	$(1,218)	$(72,686)	$98,993
Adjustment (see note 1)	—	—	—	$(41)	$285	$244
Revised balance at June 30, 2021	20,586,562	$2	$172,895	$(1,259)	$(72,401)	$99,237
Equity adjustment from foreign currency translation	—	—	—	117	—	117
RSU vesting and stock option exercises	36,479	—	—	—	—	—
Share-based compensation	—	—	1,515	—	—	1,515
Net loss	—	—	—	—	(10,791)	(10,791)
Balance at September 30, 2021	20,623,041	$2	$174,410	$(1,142)	$(83,192)	$90,078

	Stockholders’ Equity
	Seed preferred	Series A preferred	Common Shares
For the Three Months Ended September 30, 2020	Number of shares	Number of shares	Number of shares	Value	Capital in Excess of par Value	Accumulated Other Comprehensive Loss	Accumulated deficit	Total Stockholders’ Equity
Balance at July 1, 2020	103,611	1,441,418	4,312,137	$1	$32,723	$(1,224)	$(35,170)	$(3,670)
Equity adjustment from foreign currency translation	—	—	—	—	—	14	—	14
Share-based compensation	—	—	—	—	1,194	—	—	1,194
Net loss	—	—	—	—	—	—	(3,451)	(3,451)
Balance at September 30, 2020	103,611	1,441,418	4,312,137	$1	$33,917	$(1,210)	$(38,621)	$(5,913)

See accompanying notes to consolidated financial statements.

F-star Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the nine months ended September 30, 2021 and 2020

(Unaudited)

(In Thousands, Except Share Amounts)

	Stockholders’ Equity
	Common Shares
For the Nine Months Ended September 30, 2021	Number of Shares	Value	Capital in Excess of par Value	Accumulated Other Comprehensive Loss	Accumulated deficit	Total Stockholders’ Equity
Balance at December 31, 2020	9,100,117	$1	$91,238	$(1,077)	$(47,168)	$42,994
Issuance of warrants in connection with term loan	—	—	326	—	—	326
Issuance of common stock in connection with at-the-market offering, net of issuance costs	979,843	—	9,115	—	—	9,115
Issuance of common stock in connection with public offering, net of issuance costs	10,439,347	1	68,177	—	—	68,178
Equity adjustment from foreign currency translation		—	—	(65)	—	(65)
RSU vesting and stock option exercises	103,734	—	—	—	—	—
Share-based compensation	—	—	5,554	—	—	5,554
Net loss	—	—	—	—	(36,024)	(36,024)
Balance at September 30, 2021	20,623,041	$2	$174,410	$(1,142)	$(83,192)	$90,078

	Stockholders’ Equity
	Seed preferred	Series A preferred	Common Shares
For the Nine Months Ended September 30, 2020	Number of shares	Number of shares	Number of Shares	Value	Capital in Excess of par Value	Accumulated Other Comprehensive Loss	Accumulated deficit	Total Stockholders’ Equity
Balance at December 31, 2019	103,611	1,441,418	4,128,441	$1	$31,718	$(1,634)	$(21,549)	$8,536
Issuance of common stock for services rendered	—	—	10,972	—	—	—	—	—
Issuance of common stock in connection with at-the-market offering, net of issuance costs	—	—	172,724	—	—	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	424	—	424
Share-based compensation	—	—	—	—	2,199	—	—	2,199
Net loss	—	—	—	—	—	—	(17,072)	(17,072)
Balance at September 30, 2020	103,611	1,441,418	4,312,137	$1	$33,917	$(1,210)	$(38,621)	$(5,913)

See accompanying notes to consolidated financial statements.

F-star Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(36,024)	$(17,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation expense	5,554	2,199
Foreign currency (gain) loss	(66)	968
(Gain) loss on disposal of property, plant and equipment	(9)	7
Depreciation	435	887
Amortization of intangible assets	65	—
Non-cash interest	42	815
Interest expense	69	—
Fair value adjustments	1,027	2,330
Operating right of use amortization	749	—
Changes in operating assets and liabilities:
Other receivables	(444)	—
Prepaid expenses and other current assets	800	1,254
Tax incentive receivable	2,083	8,403
Accounts payable	(3,050)	677
Accrued expenses and other current liabilities	(3,796)	233
Deferred revenue	(305)	(352)
Operating lease liability	(400)	(467)
Other long term asset	(778)	—
Net cash used in operating activities	(34,048)	(118)
Cash flows from investing activities:
Purchase of property, plant and equipment	(658)	—
Proceeds from sale of property, plant and equipment	15	—
Purchase of intangible assets	—	(50)
Net cash used in investing activities	(643)	(50)
Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	850
Net proceeds from issuance of common stock	77,295	—
Net proceeds from term debt	9,845	—
Payment of debt issuance costs	(92)	—
Net cash provided by financing activities	87,048	850
Net increase in cash and cash equivalents	52,357	682
Effect of exchange rate changes on cash	167	(56)
Cash and cash equivalents at beginning of period	18,526	4,901
Cash and cash equivalents at end of period	$71,050	$5,527
Supplemental disclosure of cash flow information
Cash paid for income taxes	$36	$42
Cash paid for interest	$296	$—

Non-cash investing and financing activities:
Additions to ROU assets obtained from new operating lease liabilities	$1,468	$—
Issuance of warrants	$326	$—

See accompanying notes to consolidated financial statements.

F-star Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

F-star Therapeutics, Inc. (collectively with its subsidiaries, “F-star” or the “Company”) is a clinical-stage biopharmaceutical company dedicated to developing next generation immunotherapies to transform the lives of patients with cancer. F-star is pioneering the use of tetravalent (2+2) bispecific antibodies to create a paradigm shift in cancer therapy. The Company has four second-generation immuno-oncology ("IO") therapeutics in the clinic, each directed against some of the most promising IO targets in drug development, including LAG-3 and CD137. F-star’s proprietary antibody discovery platform is protected by a vast intellectual property portfolio, with 500 granted and pending patent applications relating to its platform technology and associated product pipeline. The Company has attracted multiple partnerships with biopharma targeting the significant unmet needs across several disease areas, including oncology, immunology, and CNS. F-star’s goal is to offer patients better and more durable benefits than currently available immuno-oncology treatments by developing medicines that seek to block tumor immune evasion. Through its proprietary tetravalent, bispecific natural antibody (mAb²™) format, F-star’s mission is to generate highly differentiated medicines with monoclonal antibody-like manufacturability, good safety and tolerability. With four distinct binding sites in a natural human antibody format, F-star believes its proprietary technology will overcome many of the challenges facing current immuno-oncology therapies, due to the strong pharmacology enabled by tetravalent bispecific binding.

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

Liquidity

On March 30, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Leerink LLC (“SVB Leerink”) with respect to an “at-the-market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, under which the Company could offer and sell, from time to time in its sole discretion, shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $50.0 million through SVB Leerink as its sales agent. As of May 6, 2021, the Company had issued and sold 979,843 shares of common stock for gross proceeds of $9.5 million, resulting in net proceeds of $9.1 million after deducting sales commissions and offering expenses. On May 6, 2021, the Company terminated the Sales Agreement.

On August 13, 2021, the Company entered into a Sales Agreement (the “2021 Sales Agreement”) with SVB Leerink with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million through

SVB Leerink as its sales agent. As of September 30, 2021 Company had not offered or sold any common stock under the 2021 Sales Agreement.

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

The Company has incurred significant losses and has an accumulated deficit of $83.2 million as of September 30, 2021. F-star expects to incur substantial losses in the foreseeable future as it conducts and expands its research and development activities and clinical trial activities. As of September 30, 2021, the Company had cash of $71.1 million and working capital of $67.3 million. As of November 10, 2021, the date of issuance of the condensed consolidated financial statements, the Company’s cash and cash equivalents on hand will be sufficient to fund its current operating plan and planned capital expenditures for at least the next 12 months.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the Securities Exchange Commission ("SEC") for interim financial statements.

The accompanying interim condensed consolidated financial statements as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020, and information contained within the notes to these condensed consolidated financial statements, are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited annual financial statements and in management's opinion contain all adjustrevisionments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of September 30, 2021, results of operations for the three and nine months ended September 30, 2021 and 2020, statement of stockholders’ equity for the three and nine months ended September 30, 2021 and 2020 and its cash flows for the nine months ended September 30, 2021 and 2020. These interim condensed consolidated financial statements should be read in conjunction with the Company’s annual audited financial statements and notes thereto included in the Company’s Annual Report filed on SEC Form 10-K for the year ended December 31, 2020. The results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results expected for the full fiscal year or any interim period.

Revision of Previously Issued Financial Statements

In September 2021, the Company identified an error in its accounting treatment for research and development expenses. This error resulted in an overstatement of research and development expenses for the first six months of 2021 and accrued expenses and other current liabilities as of March 31, 2021 and June 30, 2021. The Company assessed the materiality of this error on prior period financial statements in accordance with the SEC Staff Accounting Bulletin Number 99, Materiality, and ASC 250-10, Accounting Changes and Error Corrections. The Company determined that this error was not material to the financial statements of any prior interim period. To correct the immaterial misstatement, the Company decreased accumulated deficit by $0.3 million as of June 30, 2021.

Principles of Consolidation

The Company’s interim condensed consolidated financial statements have been prepared in conformity with U.S. GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the ASC and Accounting Standards Updates (“ASU”) of the FASB. The accompanying condensed consolidated financial statements include the accounts of F-star Therapeutics, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions between the consolidated companies have been eliminated in consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting years. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the fair value of the assets and liabilities acquired in the transaction between Spring Bank and F-star Ltd fair value of the convertible loan containing embedded derivatives, the fair value of contingent value rights, the accrual for research and development expenses, revenue recognition, fair values of acquired intangible assets and impairment review of those assets, warrants, share based compensation expense, and income taxes. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed in light of reasonable changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates or assumptions.

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

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying value, an impairment loss is recorded for the difference between the carrying value and fair value of the asset. As of September 30, 2021, no such impairment has been recorded.

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

The Company has adopted FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. To date, the Company has entered into License and Collaboration Agreements with Denali Therapeutics, Inc. (“Denali”), Ares Trading S.A. (“Ares,”)

an affiliate of Merck KGaA, Darmstadt, Germany) and in July 2021 with AstraZeneca AB ("AstraZeneca"), which were determined to be within the scope of ASC 606.

Research and development costs

Research and development costs are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including compensation expense, share-based compensation and benefits, facilities costs and laboratory supplies, depreciation, amortization and impairment expense, manufacturing expenses and external costs of outside vendors engaged to conduct preclinical development activities and clinical trials as well as the cost of licensing technology. Typically, upfront payments and milestone payments made for the licensing of technology are expensed as research and development in the period in which they are incurred, except for payments relating to intellectual property rights with future alternative use which will be expensed when the intellectual property is in use. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

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

Income taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. The potential recovery of deferred tax assets is evaluated by estimating the potential for future taxable profits, if any.

Research and development tax credit

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

During the nine months ended September 30, 2021 the Company received $3.4 million in research and development tax credits related to the year ended December 31, 2020.

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

3. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share applicable to common stockholders of the Company (in thousands, except share and per share data):

Net Loss Per Share
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(10,791)	$(3,451)	$(36,024)	$(17,072)
Weighted average number shares outstanding, basic and diluted	20,617,822	1,832,194	15,300,433	1,828,597
Net loss income per common, basic and diluted	$(0.52)	$(1.88)	$(2.35)	$(9.34)

Diluted net loss per share of common stock is the same as basic net loss per share of common stock for all periods presented. The following shares were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method or if-converted method, because their effect would have been anti-dilutive for the period presented:

Potential Dilutive Shares
	For the Three and Nine Months Ended September 30,
	2021	2020
Convertible debt shares	—	185,732
Common stock warrants	124,729	481,781
Stock options and RSUs	528,871	1,660,906

4. In process R&D and intangible assets, net

	September 30, 2021			December 31, 2020
	In-process R&D	Intangible assets	Total	In-process R&D	Intangible assets	Total
Cost	$18,912	$4,469	$23,381	$23,554	$—	$23,554
Less: accumulated amortization	—	65	65	—	—	—
Less: impairments	4,526	—	4,526	4,568	—	4,568
	$14,386	$4,404	$18,790	$18,986	$—	$18,986

During the three months ended September 30, 2021, $4.5 million of in-process R&D assets were reclassified to intangible assets as management determined that these assets had been brought into use and were no longer in-process. The appropriate useful life of the intangible assets was determined in accordance with ASC 350, Goodwill and Other. Accordingly, the useful lives are based on the period during which 95% of the undiscounted cash flows of the assets will be realized. As a result $0.1 million of amortization was recorded for the three months ended September 30, 2021.

5. Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

Property, Plant and Equipment, net
	September 30,	December 31,
	2021	2020
Leasehold improvements	$203	$15
Laboratory equipment	2,211	1,788
Furniture and office equipment	161	169
	2,575	1,972
Less: Accumulated depreciation	1,564	1,183
	$1,011	$789

Depreciation expense for the nine months ended September 30, 2021 and 2020 was $0.4 million and $0.9 million, respectively.

6. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of September 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent value rights	$—	$—	$3,547	$3,547
Warrants	—	—	11	11
	$—	$—	$3,558	$3,558

	Fair Value Measurements as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent value rights	$—	$—	$2,520	$2,520
Warrants	—	—	37	37
	$—	$—	$2,557	$2,557

The following table reflects the change in the Company’s Level 3 liabilities, which consists of warrants, for the nine months ended September 30, 2021 (in thousands):

Change in Level 3 Liabilities
	November 2016 Private Placement Warrants	Contingent Value Rights
Balance at December 31, 2020	$37	$2,520
Warrants exercised	(26)	—
Change in fair value of CVR	—	1,027
Balance at September 30, 2021	$11	$3,547

7. Accrued Expenses and other Current Liabilities

Accrued expenses as of September 30, 2021 and December 31, 2020, consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Clinical Trial Costs	$2,764	$3,394
Severance	6	1,953
Compensation and Benefits	1,440	1,361
Professional Fees	735	1,593
Other	697	1,160
	$5,642	$9,461

8. Term Debt

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

The term note matures on the 48-month anniversary following the funding date, therefore $5 million plus an additional fee of $0.2 million becomes due on April 1, 2025, and $5 million plus an additional fee of $0.2 million will become due on June 22, 2025. The principal balance the Term Loan bears a floating interest. The interest rate is calculated initially and, thereafter, each calendar month as the sum of (a) the per annum rate of interest from time to time published in The Wall Street Journal as contemplated by the Loan and Security Agreement, or any successor publication thereto, as the “prime rate” then in effect, plus (b) 6.25%; provided that, in the event such rate of interest is less than 3.25%, such rate shall be deemed to be 3.25% for purposes of calculating the interest rate. Interest is payable on a monthly basis based on each Term Loan principal amount outstanding the preceding month and at September 30, 2021 the rate applied was 9.5%.

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

The Company’s debt obligation consisted of the following (in thousands)

Term Debt
	September 30, 2021	December 31, 2020
Term Loan A and B due April 2025	$5,000	$—
Term Loan C and D due June 2025	5,000	—
Term debt	10,000	—
Less: Unamortized deferred issuance costs	(216)	—
Less: Warrant discount and interest	(249)	—
Total debt obligations- long term	$9,535	$—

9. Stockholders’ Equity

Common Stock

On March 30, 2021, the Company entered into a Sales Agreement with SVB Leerink with respect to an "at-the-market” (“ATM”) offering program under which the Company could offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $50.0 million (the “Placement Shares”) through SVB Leerink as its sales agent.

Upon delivery of a placement notice in April 2021, and subject to the terms and conditions of the Sales Agreement, SVB Leerink began to sell the Placement Shares. Under the Sales Agreement, the Company agreed to pay SVB Leerink a commission equal to three percent of the gross sales proceeds of any Placement Shares, and also provided SVB Leerink with customary indemnification and contribution rights. For the three months ended June 30, 2021, the Company issued and sold 979,843 shares, for gross proceeds of $9.5 million, resulting in net proceeds of $9.2 million after deducting sales commissions. On May 6, 2021, the Company terminated the Sales Agreement.

On August 13, 2021, the Company entered into a new Sales Agreement (the “2021 Sales Agreement”) with SVB Leerink with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million through SVB Leerink as its sales agent. As of September 30, 2021, Company had not offered or sold any common stock under the 2021 Sales Agreement.

On May 6, 2021, the Company entered into an underwriting agreement with SVB Leerink, as representative of the underwriters, relating to an underwritten public offering of 10.4 million shares of the Company’s common stock. The underwritten public offering resulted in gross proceeds of $73.1 million. The Company incurred $4.4 million in issuance costs and $0.5 million of professional fees associated with the underwritten public offering, resulting in net proceeds to the Company of $68.2 million.

Warrants

In connection with the entry into the Loan and Security Agreement (refer to Note 8), the Company has issued to Horizon warrants to purchase an aggregate number of shares of the Company’s common stock in an amount equal to $100,000 divided by the exercise price for each respective warrant. If at any time the Company files a registration statement relating to an offering for its own account, or the account of others, of any of its equity securities, the Company has agreed to include such number of shares underlying the warrants in such registration statement as requested by the holder. The warrants, which are exercisable for an aggregate of 42,236 shares, will be exercisable for a period of seven years at a per-share exercise price of $9.47, which is equal to the 10-day average closing price prior to January 15, 2021, the date on which the term sheet relating to the Loan and Security Agreement was entered into, subject to certain adjustments as specified in the warrant. At September 30, 2021, there were 42,236 warrants outstanding.

A summary of the warrant activity for the nine months ended September 30, 2021, is as follows:

Warrants Outstanding
Outstanding at December 31, 2020	144,384
Exercises	(51,054)
Issued	42,236
Expired	(10,837)
Outstanding at September 30, 2021	124,729

10. Stock Option Plans

Incentive Plans

The Company maintains two equity incentive plans (the "Plans") that provide for the granting of stock options, share appreciation rights, restricted shares, restricted share units, performance share units and certain other share based awards as provided in the Plans to certain employees, members of the board of directors, consultants or other service providers of the Company, with a prescribed contractual term not to exceed ten years. As of September 30, 2021, there were 196,910 shares of common stock available for grant under the Plans. Awards granted under the Plans generally vest over a four-year period with 25% or 28% of the award vesting on the first anniversary of the commencement date and the balance vesting monthly over the remaining three years. Grants are generally awarded with a contractual terms of 10 years from the date of the grant. For certain senior members of management and directors, the board of directors approved an alternative vesting schedule. The share reserve under one of the Plans automatically increases on January 1st each year, in an amount equal to 4% of the total number of shares outstanding as of December 31 of the preceding year.

Stock option valuation

The fair value of stock option grants is estimated using the Black-Scholes option-pricing model with the following assumptions:

	Black-Scholes Option- Pricing
	September 30, 2021	December 31, 2020
Risk-free interest rate	0.76%-0.86%	0.17% – 0.42%
Expected volatility	92.9%	82.8%-98.3%
Expected dividend yield	0%	0%
Expected life (in years)	5.1	5.1

The table below summarizes stock option activity under the Company’s stock option plans:

Stock Option Activity
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	533,559	$3.33	9.30	$8,494
Granted	624,986	7.76	8.99	(1,008)
Exercised	(19,805)	0.12	8.15	500
Forfeited and expired	(55,550)	5.98	9.38	157
Outstanding as of September 30, 2021	1,083,190	5.80	8.98	6,011
Options exercisable at September, 2021	232,626	5.86	8.26	2,801

The weighted average grant date fair value of options granted during the nine months ended September 30, 2021 and 2020 was $6.15 and $1.65 per share, respectively. The total fair value of options vested during the nine months ended September 30, 2021 and 2020 was $4.2 million and $4.4 million, respectively.

Restricted Stock Units

Time-Based Restricted Stock Units (RSU)

In February 2021, the Company issued 310,385 time-based RSUs to employees and directors under the Amended and Restated 2015 Plan. The weighted average grant date fair value of the time-based RSUs was $8.57 for the nine months ended September 30, 2021. The vesting for the time-based RSUs occurs either immediately, after one year or after four years. For the three and nine months ended September 30, 2021, the Company recognized approximately $0.4 million and $1.8 million in expenses related to the time-based RSUs.

The table below is a rollforward of all RSU activity under the Stock Incentive Plans The table below summarizes activity relating to RSUs for the nine months ended September 30, 2021:

RSU Activity
	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total nonvested units at December 31, 2020	69,749	$11.73
Granted	310,385	8.57
Vested	(83,889)	9.34
Total nonvested units at September 30, 2021	296,245	$9.10

Share-based Compensation

The Company recorded share-based compensation expense in the following expense categories for the three and nine months ended September 30, 2021 and 2020 of its consolidated statements of operations and comprehensive loss (in thousands):

Share-Based Compensation
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development expenses	$1,115	$1,135	$4,197	$1,682
General and administrative expenses	400	59	1,357	517
	$1,515	$1,194	$5,554	$2,199

At September 30, 2021, there was $4.4 million of unrecognized stock-based compensation expense relating to stock options granted pursuant to the Stock Incentive Plans, which will be recognized over the weighted-average remaining vesting period of 2.7 years.

At September 30, 2021, there was $1.5 million of unrecognized stock-based compensation expense relating to the time-based RSUs granted pursuant to the Stock Incentive Plans, which will be recognized over the weighted-average remaining vesting period of 3.0 years.

11. Significant Agreements

License and Collaboration agreements

For the nine months ended September 30, 2021 and 2020, the Company had License and Collaboration agreements (“LCAs”) with Denali, Ares and AstraZeneca. The following table summarizes the revenue recognized in the Company’s consolidated statements of operations and comprehensive loss from these arrangements (in thousands):

Revenue by Collaboration Partner
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Ares	$—	8,691	2,800	9,945
Denali	—	504	117	1,148
AstraZeneca	500	$—	500	$—
Other	251	$—	251	$—
Total	$751	$9,195	$3,668	$11,093

2019 License and collaboration agreement with Ares Trading S.A.

Summary

On May 13, 2019, the Company entered into a licensing and collaboration agreement ("2019 LCA") with Ares, pursuant to which the Company granted the option to enter into a worldwide, exclusive license to certain patents and know-how to develop, manufacture and commercialize two separate mAb2 antibody products that each contain a specific Fcab and a Fab target pair (each a licensed product).

For the exclusive rights granted in relation to the first molecule, an option fee of $11.1 million was paid by Ares to the Company. Following receipt of the option fee, Ares became responsible for the development of the molecule and development, regulatory and sales-based royalties become payable to Company upon achievement of specified events.

On July 15, 2020, a deed of amendment (the “2020 Amendment”) was entered into in respect of the 2019 LCA. The 2020 Amendment had two main purposes (i) to grant additional options to acquire intellectual property rights for a third and fourth molecule; and (ii) to allow Ares to exercise its option early to acquire intellectual property rights to the second molecule included in the 2019 LCA as well as to terminate the R&D services. An option fee of $8.5 million was paid by Ares to the Company on exercise of the option to acquire rights to the second molecule.

During March 2021 Ares paid an option fee of $2.7 million to acquire the rights to the third molecule.

As a result of the 2020 Amendment, the maximum amount payable by Ares on the achievement of certain development and regulatory milestones in the aggregate was increased to $473.9 million, and the maximum amount payable on the achievement of certain commercial milestones was increased to $292.3 million. In addition, to the extent that any product candidates covered by the exclusive licenses granted to Ares are commercialized, the Company will be entitled to receive a single digit royalty based on a percentage of net sales on a country-by-country basis.

Revenue recognition

Management has considered the performance obligations identified in the Ares LCA and concluded that the option for the grant of intellectual property rights is not distinct from the provision of R&D services, as the R&D services would significantly modify the early-stage intellectual property. As a result, the option for the grant of intellectual property rights and the provision of R&D services has been combined into a single performance obligation for each individual molecule included in the 2019 LCA. The Company recognized revenue using the cost-to-cost method, which it believes best depicted the transfer of control of the services to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation.

The total transaction price for the 2019 LCA, was initially determined to be $15.4 million, consisting of the upfront payment for the first molecule and research and development funding for the research term for the second molecule. Variable consideration to be paid to the company upon reaching certain milestones had been excluded from the calculation, as at the inception of the contract, it was not probable that a significant reversal of revenue recognized would not occur in a subsequent reporting period.

There were two components identified in the 2020 Amendment, each of which was accounted for as a separate performance obligation. The first component, the grant of the additional options to acquire intellectual property rights for the third and fourth molecule, was deemed to be distinct, as the customer can benefit from it on its own, and it is independent of the delivery of other performance obligations in the 2019 LCA. Additionally, as the amount of consideration reflects a standalone selling price, the Company determined that the second component is accounted for as a separate contract.

The second component, which allowed the customer to exercise its option to acquire intellectual property rights to the second molecule early, is considered to be a modification of the 2019 LCA. This is because the option is not independent of the R&D services provided under the 2019 LCA, and therefore the goods and services are not distinct. The Company updated the transaction price and measure of progress for the performance obligation relating to this molecule.

For the three and nine months ended September 30, 2020, $0.2 million and $1.5 million was recognized in relation to the first antibody included in the 2020 Amendment.

During the nine months ended September 30, 2021, Ares provided notice of its intention to exercise its option granted under the 2020 Amendment to acquire the intellectual property rights for an additional molecule and $2.7 million was recognized at a point in time in respect of the option exercise.

License and collaboration agreement with Denali Therapeutics, Inc.

Summary

In August 2016 the Company entered into an exclusive license and collaboration agreement (the “Denali LCA”) with Denali. Under the terms of the Denali LCA, Denali was granted the right to nominate up to three Fcab targets for approval (“Accepted Fcab Targets”), within the first three years of the date of the agreement. Upon entering into the Denali LCA, Denali had selected Transferrin receptor as the first Accepted Fcab Target and paid an upfront fee of $5.5 million to the Company. In May 2018, Denali exercised its right to nominate two additional Fcab targets and identified a second Accepted Fcab Target. Denali made a one-time payment to the F-star group for the two additional Accepted Fcab Targets of $6.0 million and extended the time period for its selection of the third Accepted Fcab Target until August 2020.

Under the terms of the agreement the Company is entitled to receive contingent payments that relate to certain defined preclinical, clinical, regulatory, and commercial milestones with a maximum value of $49.5 million.

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

The initial transaction price for first Accepted Fcab Target was deemed to be $7.1 million consisting of $5.0 million for the grant of intellectual property rights and $2.1 million for R&D services. The initial transaction price for the second Accepted Fcab target was $5.1 million, consisting of $3.0 million for the grant of intellectual property rights and $2.1 million for R&D services. During the year ended December 31, 2019, the transaction price for the first Accepted Fcab was increased to $6.6 million due to achievement of a $1.5 million milestone that on initial recognition of the Denali LCA was not included in the transaction price, as it was not deemed probable that a reversal would not occur in a future reporting period.

All performance obligations were deemed to have been fully satisfied during the year ended December 31, 2019 in respect of the first Accepted Fcab Target, and during the three months ended March 30, 2021 in respect of the second Accepted Fcab Target. As a result, no revenue was recognized in respect of these targets for the three months ended September 30, 2021. In respect of the second Accepted Fcab Target, for the nine months ended September 30, 2021 and 2020, the Company recognized $0.1 million and $1.1 million, respectively, and for the three months ended September 30, 2020, the Company recognized $0.5 million.

2021 Agreement with AstraZeneca

Summary

On July 7, 2021 the Company entered into a License Agreement with AstraZeneca AB. Under the terms of the agreement the Company has granted an exclusive license to certain patents and know-how to develop, manufacture and commercialize STING inhibitor compounds. AstraZeneca will be responsible for all future research, development and commercialization activities.

For the exclusive rights granted, an initial upfront fee of $0.5 million was paid by AstraZeneca to the Company during the three months ended September 2021. The Company is entitled to receive additional contingent near-term preclinical milestones of $11.5 million, plus maximum contingent payments that relate to certain defined development and regulatory milestones of $96.5 million and commercial milestones of $221.3 million, as well as royalty payments based upon a single digit percentage on net sales of products developed. Pursuant to the STING Antagonist CVR Agreement, 80% of net proceeds received the Company under the License Agreement with AstraZeneca will be payable, pursuant to the Exchange Agreement, to common stockholders of Spring Bank as of November 19, 2020, immediately prior to the Closing of the transaction.

Revenue recognition

Management has identified a single performance obligation in the contract, which is the grant of intellectual property rights.

The total transaction price was initially determined to be $0.5 million, consisting only of the upfront payment. Variable consideration to be paid to the company upon reaching certain milestones has been excluded from the calculation, as at the inception of the contract, it is not probable that a significant reversal of revenue recognized would not occur in a subsequent reporting period. The transaction price was allocated to the single performance obligation, which was deemed to be fully satisfied on the grant of intellectual property rights, and therefore the initial upfront fee was recognized at a point in time.

In the three and nine months ended September 30, 2021, the Company recorded revenue of $0.5 million in respect of this contract.

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

The following table presents changes in the balances of the Company’s contract liabilities (in thousands):

	Deferred revenue balance at January 1, 2021	Additions	Revenue recognized	Impact of exchange rates	Deferred revenue balance at September 30, 2021
Deferred revenue
Ares collaboration	$37	$—	$(37)	$—	$—
Denali collaboration	263	—	(117)	(146)	—
Total deferred revenue	$300	$—	$(154)	$(146)	$—

During the nine months ended September 30, 2021, all revenue recognized by the Company as a result of changes in the contract liability balances in the respective periods was based on proportional performance.

12. Commitments and Contingencies

Lease Obligations

On January 27, 2021, the Company signed an operating lease for three years for its corporate headquarters in Cambridge, United Kingdom, which has approximately 2.3 years remaining. The Company also has leases for the former Spring Bank headquarters and laboratory space in Hopkinton, Massachusetts, which are being subleased. The Company’s leases have remaining lease terms of approximately 7.1 years for its former principal office and laboratory space, which includes an option to extend the lease for up to five years. The Company’s former locations are being subleased through the remainder of the lease term.

Operating lease costs under the leases for the nine months ended September 30, 2021, were approximately $0.8 million.

The following table summarizes the Company’s maturities of operating lease liabilities as of September 30, 2021 (in thousands):

Maturities of Operating Lease Liabilities
Periods
For the period October 1, 2021 to December 31, 2021	$242
2022	978
2023	990
2024	474
2025	486
Thereafter	1,444
Total lease payments	$4,614

Sublease

The Company subleases the former Spring Bank offices in Hopkinton, Massachusetts. Operating sublease income under operating lease agreements for the nine months ended September 30, 2021, was $0.4 million. This sublease has a remaining lease terms of 7.1 years. Future expected cash receipts from our sublease as of September 30, 2021, are as follows (in thousands):

Future Expected Cash Receipts From Sublease
Period
For the period October 1, 2021 to December 31, 2021	$56
2022	462
2023	474
2024	486
2025	498
Thereafter	1,481
Total sublease receipts	$3,457

Service Agreements

As of September 30, 2021, the Company had contractual commitments of $2.6 million with a contract manufacturing organization (“CMO”) for activities that are ongoing or are scheduled to start between three and nine months of the date of the statement of financial position. Under the terms of the agreement with the CMO, the Company is committed to pay for some activities if those activities are cancelled up to three, six or nine months prior to the commencement date.

Contingent value rights

The acquisition-date fair value of the Contingent Value Rights ("CVR") liability represents the future payments that are contingent upon the achievement of sale or licensing for the STING product candidates. The fair value of the contingent value rights is based on the Company’s probability-weighted discounted cash flow assessment that considers probability and timing of future payments. The fair value measurement is based on significant Level 3 unobservable inputs such as the probability of achieving a sale or licensing agreement, anticipated timelines, and discount rate. The current liability of the CVR was $0.6 million and $2.1 million at September 30, 2021 and December 31, 2020, respectively. The long term liability of the CVR was $2.9 million and $0.4 million at September 30, 2021 and December 31, 2020, respectively. Changes in the fair value of the liability will be recognized in the consolidated statement of operations and comprehensive loss until settlement.

13. Subsequent Events

On October 19, 2021, the Company entered into a License and Collaboration Agreement with Janssen Biotech, Inc., one of the Janssen Pharmaceutical Companies of Johnson & Johnson. The agreement was facilitated by Johnson & Johnson Innovation. Under the terms of the agreement, F-star has granted Janssen a worldwide, exclusive royalty-bearing license to research, develop, and commercialize up to five novel bispecific antibodies directed to Janssen therapeutic targets using F-star’s proprietary Fcab™ and mAb2™ platforms. Janssen will be responsible for all research, development and commercialization activities under the agreement. Under the terms of the agreement F-star is entitled to receive upfront fees of $17.5 million with total potential income of up to $1.35 billion. F-star is also eligible to receive potential tiered mid-single digit royalties on annual net sales.

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
•
Business interruptions resulting from COVID-19 outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.

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

Overview

F-star Therapeutics, Inc. (collectively with its subsidiaries, “F-star” or the “Company”) is a clinical-stage biopharmaceutical company dedicated to developing next generation immunotherapies to transform the lives of patients with cancer. F-star is pioneering the use of tetravalent (2+2) bispecific antibodies to create a paradigm shift in cancer therapy. The Company has four second generation immuno-oncology ("IO") therapeutics in the clinic, each directed against some of the most promising IO targets in drug development, including LAG-3 and CD137. F-star’s proprietary antibody discovery platform is protected by an extensive IP estate. F-star has over 500 granted patents and pending patent applications relating to its platform technology and associated product pipeline. The Company has attracted multiple partnerships with biopharma targeting the significant unmet needs across several disease areas, including oncology, immunology, and CNS. F-star’s goal is to offer patients better and more durable benefits than currently available immuno-oncology treatments by developing medicines that seek to block tumor immune evasion. Through our proprietary tetravalent, bispecific natural antibody (mAb²™) format, our mission is to generate highly differentiated medicines with monoclonal antibody-like manufacturability, good safety and tolerability. With four distinct binding sites in a natural human antibody format, we believe that our proprietary technology will overcome many of the challenges facing current immuno-oncology therapies, due to the strong pharmacology enabled by tetravalent bispecific binding.

Our Programs

F-star’s most advanced product candidate, FS118, is currently being evaluated in a proof-of-concept Phase 2 trial in PD-1/PD-L1 acquired resistance head and neck cancer patients. FS118 is a tetravalent mAb2 bispecific antibody targeting two receptors, PD-L1 and LAG-3, both of which are validated targets in immuno-oncology. Phase 1 data from 43 heavily pre-treated patients with advanced cancer, who have failed PD-1/PD-L1 therapy, showed that administration of FS118 was well-tolerated with no dose limiting toxicities up to 20 mg/kg. In addition, a disease control rate (“DCR”), defined as either a complete response, partial response or stable disease, of 49% was observed in 39 evaluable patients receiving dose levels of FS118 of 1mg/kg or greater. In acquired resistance patients, DCR was 59% (16 out of 27 patients) and long-term (greater than six months) disease control was observed in six of these patients. We expect to provide an update from the proof-of-concept Phase 2 trial in PD-1/PD-L1 acquired resistance head and neck cancer patients in mid-2022. Recent data from an external randomized phase 3 trial in patients with previously untreated, locally advanced or metastatic melanoma provides clinical validation for the combination of LAG-3 and PD-1 inhibition. This clinical benefit in targeting PD-1 and LAG-3 gives us reason to believe that FS118 has potential to benefit patients not only with acquired resistance, but also in preventing resistance in patients receiving PD-1 monotherapy. We are initiating a clinical trial in checkpoint inhibitor (CPI) naïve patients in biomarker enriched non-small cell lung cancer (“NSCLC”) and diffuse large B cell lymphoma (“DLBCL”) populations in second half of 2021.

F-star’s second product candidate, FS120, aims to improve checkpoint inhibitor and chemotherapy outcomes and is a mAb2 bispecific antibody that is designed to bind to and stimulate OX40 and CD137, two proteins found on the surface of T cells that both function to enhance T cell activity. F-star is developing FS120 alone and in combination with PD-1/PD-L1 therapy for the treatment of tumors where PD-1/PD-L1 products are approved, and which have co-expression of OX40 and CD137 in the tumor microenvironment. F-star initiated a Phase 1 clinical trial in patients with advanced cancers in the fourth quarter of 2020 and has completed the accelerated dose titration phase during the fourth quarter of 2021. We are continuing further dose escalation to determine an optimal dosing regimen to initiate a combination of FS120 and the PD-1 inhibitor, pembrolizumab, in 2022. Pembrolizumab will be supplied under clinical trial collaboration and supply agreement with Merck & Co..

F-star’s third product candidate, FS222, aims to improve outcomes particularly in low PD-L1 expressing tumors and is a mAb2 bispecific antibody that is designed to target both the costimulatory CD137 and the inhibitory PD-L1 receptors, which are co-expressed in a number of tumor types. F-star initiated a Phase 1 clinical trial in patients with advanced cancers for FS222 in late 2020. We believe there is a strong rationale to combine FS222 with other anti-cancer agents, including targeted therapy and chemotherapy, and this can be done within the Phase 1 study. We expect to report an update on the current single agent dose escalation study in the fourth quarter of 2021.

SB 11285, which F-star acquired pursuant to a business combination with Spring Bank Pharmaceuticals, Inc. (“Spring Bank”), is a next generation cyclic dinucleotide STimulator of INterferon Gene (“STING”) agonist designed to improve checkpoint inhibition outcomes as an immunotherapeutic compound for the treatment of selected cancers. SB 11285 appeared to be well tolerated both alone and in combination with atezolizumab across all dose levels tested to-date, including five dose levels as monotherapy and three dose levels as a combination. Initial analysis showed that pharmacokinetics (PK) were in-line with the predicted profile for rapid cellular uptake, a characteristic of second generation STING agonists. F-star is continuing with further dose-escalation and in parallel pursuing strategic business development opportunities for SB 11285. We expect to report an update on this study in the second half of 2022.

Share Exchange Agreement

On November 20, 2020, the Company, formerly known as Spring Bank, completed a business combination (the “Transaction”) with F-star Therapeutics Limited (“F-star Ltd”) in accordance with the terms of the Share Exchange Agreement, dated July 29, 2020 (the “Exchange Agreement”), by and among the Company, F-star Ltd and certain holders of the capital stock and convertible notes of F-star Ltd (each a “Seller”, and collectively with holders of F-star Ltd securities who subsequently became parties to the Exchange Agreement, the “Sellers”). Pursuant to the Exchange Agreement, each ordinary share of F-star Ltd outstanding immediately prior to the closing of the Transaction (the “Closing”) was exchanged by the Sellers that owned such F-star Ltd shares for a number of duly authorized, validly issued, fully paid and non-assessable shares of Company common stock pursuant to an exchange ratio formula as set forth in the Exchange Agreement (the “Exchange Ratio”), rounded to the nearest whole share of Company common stock (after aggregating all fractional shares of Company common stock issuable to such Seller). Also, on November 20, 2020, in connection with, and prior to completion of, the Transaction, Spring Bank effected a 1-for-4 reverse stock split of its common stock (the “Reverse Stock Split”) and, following the completion of the Transaction, changed its name to F-star Therapeutics, Inc. Following the completion of the Transaction, the business of the Company became the business conducted by F-star, which is a clinical-stage immuno-oncology company focused on cancer treatment through its proprietary tetravalent bispecific antibody programs. Unless otherwise noted, all references to share amounts in this report reflect the Reverse Stock Split.

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

The STING Antagonist CVRs are not transferable, except in certain limited circumstances, are not certificated or evidenced by any instrument, do not accrue interest, and are not registered with the SEC or listed for trading on any exchange. Until the STING Antagonist CVR Expiration Date, subject to certain exceptions, the Company is required to use commercially reasonable efforts to (a) consummate the Approved Development Agreement, (b) to perform the terms of the Approved Development Agreement and (c) pursue CVR Transactions. The STING Antagonist CVR Agreement became effective upon the Closing and, unless terminated earlier in accordance with its terms, will continue in effect until the STING Antagonist CVR Expiration Date or all CVR payment amounts are paid pursuant to their terms. On July 8, 2021, the Company entered into a License Agreement with AstraZeneca AB (“AstraZeneca”) under which AstraZeneca will receive global rights to research, develop and commercialize next generation STING inhibitor compounds. Under the terms of the agreement, AstraZeneca is granted exclusive access to and will be responsible for all future research, development and commercialization of the STING inhibitor compounds. F-star is eligible to receive upfront and near-term payments of up to $12 million upon meeting certain milestones. In addition, F-star will be eligible for development and sales milestone payments of over $300 million, as well as single digit percentage royalty payments. Payments received by F-star are subject to a contingent value rights agreement (CVR 2), under which 80% will be payable to stockholders of F-star that were previously stockholders of Spring Bank prior to the business combination between F-star and Spring Bank.

The acquisition-date fair value of the CVR liability represents the future payments that are contingent upon the achievement of sale or licensing for the product candidates. The fair value of the contingent consideration acquired of $2.5 million as of December 31, 2020, and $3.5 million as of September 30, 2021, is based on the Company’s probability-weighted discounted cash flow assessment that considers probability and timing of future payments. The fair value measurement is based on significant Level 3 unobservable inputs such as the probability of achieving a sale or licensing agreement, anticipated timelines, and discount rate. Changes in the fair value of the liability will be recognized in the consolidated statement of operations and comprehensive loss until settlement. For the three months ended September 30, 2021, the estimated fair value increased to $3.5 million which resulted in a $0.4 million charge on the Consolidated Statements of Operations and Comprehensive Loss.

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

Impact of COVID-19 on our Business

We continue to closely monitor the impact of the COVID-19 pandemic, including the emergence and spread of variants of COVID-19, on all aspects on our business, including how the pandemic continues to impact our employees, clinical trials, development programs, manufacturing supply, and other aspects of our operations. Overall, the global pandemic and consequent restrictions have resulted in a three to six-month delay in the operationalization of some aspects of our research and development operations. Specifically, by the way of example, patient enrollment in our FS118 Phase 2 trial has been somewhat slower than anticipated as a result of limited clinical trial staffing at certain study sites combined with some investigative sites inability to support remote site monitoring. While the COVID-19 pandemic did not have a material adverse effect on our reported results for the nine months ended September 30, 2021, we are unable to predict the ultimate impact that the pandemic may have on our business, future results of operations, financial position, or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak, including the emergence and spread of variants of COVID-19, such as the delta variant, and actions by government authorities to contain the outbreak.

Recent Developments

Subsequent Events

On October 19, 2021, the Company entered into a License and Collaboration Agreement with Janssen Biotech, Inc., one of the Janssen Pharmaceutical Companies of Johnson & Johnson (“Janssen”). The agreement was facilitated by Johnson & Johnson Innovation. Under the terms of the agreement, F-star has granted Janssen a worldwide, exclusive royalty-bearing license to research, develop, and commercialize up to five novel bispecific antibodies directed to Janssen therapeutic targets using F-star’s proprietary Fcab™ and mAb2™ platforms. Janssen will be responsible for all research, development and commercialization activities under the agreement. Under the terms of the agreement, F-star is entitled to receive upfront fees of $17.5 million with total potential income of up to $1.35 billion. F-star is also eligible to receive potential tiered mid-single digit royalties on annual net sales.

Components of Operating Results

License revenue

To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from product sales for the foreseeable future. Our revenue consists of collaboration revenue under our license and collaboration agreements with Ares Trading S.A. (“Ares”), Denali Therapeutics, Inc. (“Denali”) and AstraZeneca, including amounts that are recognized related to upfront payments, milestone payments, option exercise payments, and amounts due to us for research and development services. In the future, revenue may include new collaboration agreements, additional milestone payments, option exercise payments, and royalties on any net product sales under our collaborations. We expect that any revenue we generate will fluctuate from period to period as a result of the timing and amount of license, research and development services, and milestone and other payments.

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
•
progressing the clinical development of FS118, FS120, FS222 and SB11285;
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

In September 2021, the Company identified an error in its accounting treatment for research and development expenses. This error resulted in an overstatement of research and development expenses for the first six months of 2021 and accrued expenses and other current liabilities as of March 31, 2021 and June 30, 2021. The Company assessed the materiality of this error on prior period financial statements in accordance with the SEC Staff Accounting Bulletin Number 99, Materiality, and ASC 250-10, Accounting Changes and Error Corrections. The Company determined that this error was not material to the financial statements of any prior interim period. To correct the immaterial misstatement, the Company decreased accumulated deficit by $0.3 million as of June 30, 2021.

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

Our UK established entities have generated losses and some profits in the United Kingdom since inception and have therefore not paid significant UK corporation tax. Our Austrian subsidiary has historical losses in Austria with more recent profits, which has resulted in payment of Austrian corporation tax in the years ended December 31, 2020, and 2019. The corporation tax benefit (tax) presented in the Company’s statements of comprehensive income (loss) represents the tax impact from its operating activities in the United States, United Kingdom and Austria, which have generated taxable income in certain periods. As the entities located in the United Kingdom carry out extensive research and development activities, they seek to benefit from the UK research and development tax credit cash rebate regime known as the Small and Medium-sized Enterprises R&D Tax Credit Program (the “SME Program”). Qualifying expenditures largely comprise employment costs for research staff, consumables expenses incurred under agreements with third parties that conduct research and development, preclinical activities, clinical activities and manufacturing on the Company’s behalf and certain internal overhead costs incurred as part of research projects.

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

During the nine months ended September 30, 2021 the Company received $3.4 million in research and development tax credits related to the year ended December 31, 2020.

Income tax expense was not material for the three and nine months ended September 30, 2021.

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
•
vendors in connection with preclinical and clinical development activities; and
•
vendors related to product manufacturing, development and distribution of preclinical and clinical supplies and material.

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

The fair value of stock options (“options”) on the grant date is determined utilizing the Black-Scholes option-pricing model using the single-option approach. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions, including an option’s expected term and the price volatility of the underlying stock, to determine the fair value of the award.

The Company classifies share-based compensation expense in its consolidated statements of operations and comprehensive loss Income in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

The table below summarizes our results of operations for the three months ended September 30, 2021 and 2020 :

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Statements of Comprehensive Income
License revenue	$751	$9,195	$(8,444)
Operating expenses:
Research and development	5,113	5,321	(208)
General and administrative	5,239	7,261	(2,022)
Total operating expenses	$10,352	$12,582	$(2,230)
Loss from operations	(9,601)	(3,387)	(6,214)
Other non-operating income (expense):
Other income (expense)	(746)	506	(1,252)
Change in fair value of convertible notes	—	(446)	446
Change in fair value of liability	(444)	—	(444)
Loss before income taxes	(10,791)	(3,327)	(7,464)
(Loss) benefit for income taxes	—	(124)	124
Net loss	$(10,791)	$(3,451)	$(7,340)

Licensing and Research & Development Services Revenue

Revenue for the three months ended September 30, 2021 was $0.8 million compared to $9.2 million for the three months ended September 30, 2020, a decrease of approximately $8.4 million. This $8.4 million decrease is due primarily to a reduction of $7.7 million of licensing revenue and a $0.7 million reduction in R&D services revenue.

Research and development costs

Total Research and development expenses were $5.1 million for the three months ended September 30, 2021, as compared to $5.3 million for the prior year's third quarter. This $0.2 million decrease for the three months ended September 30, 2021, was due to an increase in clinical CRO costs of $1.6 million, due to a full quarter of Phase 1 clinical trial costs for FS120 and FS222 and SB11285 in 2021, a $0.9 million increase in R&D staff related costs, and $0.3 million in lab consumables, all offset by a $2.3 million reduction in the UK R&D tax credit, and decreases in manufacturing costs of $0.4 million and other allocated costs of $0.3 million.

General and administrative expense

General and administrative expense for the three months ended September 30, 2021, decreased by approximately $2.0 million over the prior comparable quarter, primarily due to a decrease in legal and professional costs of $2.6 million, due to costs incurred in the comparative period in preparation for the share exchange transaction with Spring Bank, and a decrease in staff costs of $0.6 million, offset by increases in insurance costs of $0.5 million, rent and repairs of $0.5 million, primarily due to the leased buildings acquired in the Spring Bank transaction, and other administrative costs of $0.2 million.

Other income (expenses)

Other income (expense) for the three months ended September 30, 2021, consisted primarily of rental income of $0.2 million offset by foreign exchange losses of $0.6 million and interest expense on the term debt of $0.3 million. In addition, there was a loss of $0.4 million for the change in fair value of the CVR liability.

For the three months ended September 30, 2020, the total expense of $0.5 million consisted of other income of $0.8 million of foreign currency gains offset by $0.3 million of interest related to the convertible notes.

A gain of $0.4 million was recorded in relation to a fair value adjustment for the convertible notes.

Comparison of the nine months ended September 30, 2021 and 2020

The table below summarizes our results of operations for the nine months ended September 30, 2021 and 2020 :

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Statements of Comprehensive Income
License revenue	$3,668	$11,093	$(7,425)
Operating expenses:
Research and development	20,536	10,695	9,841
General and administrative	18,169	13,805	4,364
Total operating expenses	$38,705	$24,500	$14,205
Loss from operations	(35,037)	(13,407)	(21,630)
Other non-operating income (expense):
Other income (expense)	230	(1,164)	1,394
Change in fair value of convertible notes	—	(2,330)	2,330
Change in fair value of liability	(1,027)	—	(1,027)
Loss before income taxes	(35,834)	(16,901)	(18,933)
(Loss) benefit for income taxes	(190)	(171)	(19)
Net loss	$(36,024)	$(17,072)	$(18,952)

Licensing and Research & Development Services Revenue

Revenue for the nine months ended September 30, 2021, was $3.7 million compared with $11.1 million for the nine months ended September 30, 2020, a decrease of $7.4 million.

Revenue from contracts with Ares decreased by $7.1 million due to a reduction in licensing revenue and R&D services revenue.

In addition, there was a $1.0 million decrease relating to licensing and R&D services revenue with Denali. All performance obligations relating to this Denali contract were satisfied in February 2021.

These were offset by $0.5 million in revenue related to the license agreement with AstraZeneca executed in July 2021 and $0.2 million in other revenue.

Research and development costs

Costs related to research and development for the nine months ended September 30, 2021 was $20.5 million, an increase of approximately $9.8 million, compared to $10.7 million for the nine months ended September 30, 2020.

This $9.8 million increase for the nine months ended September 30, 2021, was primarily due to increases in clinical CRO and clinical assay costs of $4.7 million, due to a full nine months of Phase 1 clinical trial costs for FS120 and FS222 and SB11285, a $3.0 million increase in manufacturing costs, $0.9 million in R&D staff costs, $0.8 million in share-based compensation expense, $0.5 million in laboratory consumables, and a $0.4 million decrease in the UK R&D tax incentive credit (which is recorded as a credit against R&D expenditure), offset by a decrease of $0.3 million in allocated costs and a decrease in other R&D costs of $0.2 million, due to the timing of other project-related activities.

General and administrative expense

General and administrative expense for the nine months ended September 30, 2021 was $18.2 million, an increase of approximately $4.4 million, compared to $13.8 million for the nine months ended September 30, 2020.This increase was primarily due to $2.5 million in share-based compensation expense, $1.5 million in insurance and other costs of being a public company, $0.4 million in legal and professional fees, $0.3 million in IT costs and $0.6 million in rent and repairs, primarily related to the leased buildings acquired in the Spring Bank transaction. These increases were offset by a decrease in staff costs of $0.9 million.

Other income (expenses)

Other income for the nine months ended September 30, 2021 of $0.2 million consisted of $0.5 million of other income relating to sub-lease rental income, a foreign exchange gain of $0.2 million, offset by interest payable on the term debt facility of $0.5 million.

In addition, there was an expense of $1.0 million for the change in fair value of the CVR.

For the nine months ended September 30, 2020, other expense of $1.2 million consisted of foreign currency losses of $0.9 million, interest expense of $0.8 million in relation to the convertible debt, offset by other income of $0.5 million from the UK government Coronavirus Job Retention Scheme, for staff that were furloughed in the first half of 2020.

In addition, a fair value adjustment in respect of the convertible debt of $2.3 million was recorded.

Liquidity and Capital Resources

Sources of liquidity

From our inception through September 30, 2021, we have not generated any revenue from product sales, and we have incurred significant operating losses and negative cash flows from our operations. We do not expect to generate significant revenue from sales of any products for several years, if at all.

As of September 30, 2021, the Company had an accumulated deficit of $83.2 million, cash of $71.1 million and working capital of $67.3 million. The future success of the Company is dependent on its ability to successfully obtain additional working capital, obtain regulatory approval for and successfully launch and commercialize its product candidates and to ultimately attain profitable operations. As of November 10, 2021 the Company’s cash and cash equivalents on hand will be sufficient to fund its current operating plan and planned capital expenditures for at least the next 12 months.

Historically, we have financed our operations with proceeds from the sale and issuance of equity securities, proceeds from the issuance of notes payable and proceeds received in connection with our collaboration arrangements and for providing research and development services. We expect this historical financing trend to continue if and until we are able obtain regulatory approval for and successfully commercialize one or more of our drug candidates, although there can be no assurance that we will obtain regulatory approval or successfully commercialize any of our current or planned future product candidates.

On March 30, 2021, the Company entered into a Sales Agreement with SVB Leerink LLC ("SVB Leerink") with respect to an at-the-market offering program under which the Company could offer and sell, from time to time in its sole discretion, shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $50.0 million through SVB Leerink as its sales agent. As of May 6, 2021, the Company had issued and sold 979,843 shares, for gross proceeds of $9.5 million, resulting in net proceeds of $9.2 million after deducting sales commissions. On May 6, 2021, the Company terminated the Sales Agreement.

On August 13, 2021, the Company entered into a new Sales Agreement (the “2021 Sales Agreement”) with SVB Leerink with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million through SVB Leerink as its sales agent. As of September 30, 2021 Company had not offered or sold any common stock under the 2021 Sales Agreement.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

Summarized cash flow information
	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Net cash used in operating activities	$(34,048)	(118)	$(33,930)
Net cash used in investing activities	(643)	(50)	(593)
Net cash provided by financing activities	87,048	850	86,198
Effect of exchange rate changes on cash	167	(56)	223
Net increase in cash	$52,524	$626	$51,898

Operating activities

Net cash used of $34.0 million in operating activities for the nine months ended September 30, 2021, consisted of the net loss of $36.0 million adjusted for changes in operating assets and liabilities of $5.1 million and offset by non-cash charges of $7.1 million, primarily for share-based compensation expense of $5.6 million, fair value adjustment of the CVR liability of $1.0 million, depreciation and amortization of $0.5 million, non-cash interest expense of $0.1 million, offset by foreign exchange gains of $0.1 million.

Net cash used of $0.1 million in operating activities for the nine months ended September 30, 2020, was primarily due to a net loss of $17.1 million offset by changes in operating assets and liabilities of $9.8 million and non-cash charges of $7.2 million. The non-cash charges included share-based compensation of $2.2 million, foreign exchange losses of $1.0 million, depreciation of $0.9 million, non-cash interest expense of $0.8 million relating to the convertible notes and changes in fair value of convertible notes of $2.3 million.

Investing activities

For the nine months ended September 30, 2021 and 2020, net cash used in investing activities was $0.6 million and $0.1 million, respectively. In both periods this related to the purchase of capital equipment.

Financing activities

For the nine months ended September 30, 2021, net cash provided by financing activities was $87.0 million. This included $77.3 million raised on the issue of common stock, with $9.1 million of the total generated from the “at the market” offering and $68.2 million generated from the underwritten public offering, offset by $0.5 million legal fees in connection with the offering. In addition, we received net proceeds of $9.8 million from the Loan and Security Agreement with Horizon and third-party debt issuance costs of $0.1 million were paid.

For the nine months ended September 30, 2020, net cash provided by financing activities was $0.9 million, which was generated from the issuance of convertible notes.

Future Funding Requirements

The Company has incurred significant losses and has an accumulated deficit of $83.2 million as of September 30, 2021. F-star expects to incur substantial losses in the foreseeable future as it conducts and expands its clinical trial and research and development activities. As of November 10, 2021 the Company’s cash and cash equivalents on hand will be sufficient to fund its current operating plan and planned capital expenditures for at least the next 12 months.

The Company may continue to seek additional working capital through the sale and issuance of equity securities, debt financing, collaboration arrangements or other sources. There are no assurances, however, that the Company will be successful in raising additional working capital, or if it is able to raise additional working capital, it may be unable to do so on commercially favorable terms. The Company’s failure to raise additional capital or enter into other financing arrangements if and when needed would have an adverse impact on its business, results of operations and financial condition and its ability to develop its product candidates.

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
•
the success of our collaborations with Janssen, AZ, Ares and Denali and other partners;
•
our ability to establish and maintain additional collaborations on favorable terms, if at all; and
•
the costs of operating as a public company.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial statements. The preparation of our condensed consolidated financial statements and related disclosures requires our management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, costs and expenses and related disclosures. We believe that the estimates and assumptions underlying the accounting policies described therein may have the greatest potential impact on our consolidated financial statements and, therefore, consider these to be our critical accounting policies. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these current estimates based on different assumptions and under different conditions. There have been no material changes to the Company’s critical accounting policies and estimates as disclosed in the Company’s Annual Report filed on SEC Form 10-K for the year ended December 31, 2020, filed with the SEC on March 30, 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer determined the material weaknesses in our internal controls as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, as described below, our disclosure controls and procedures were not effective as of September 30, 2021.

Management’s Annual Report on Internal Control over Financial Reporting

We have performed an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control-Integrated Framework. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of September 30, 2021, due to material weaknesses in internal control over financial reporting, associated with (i) the lack of formal policies and procedures and sufficient complement of personnel to implement effective segregation of duties and (ii) the lack of sufficient formality and evidence of controls over key reports, contracts and spreadsheets.

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

Remediation Plans

As discussed above, the material weaknesses over effective controls on the financial statement close and reporting process as well as lack of an effective control environment with formal processes and procedures and not having sufficient formality and evidence of controls as of December 31, 2020, were not fully remediated as of September 30, 2021. We have commenced measures to remediate these material weaknesses and have hired additional finance and accounting personnel with appropriate expertise to perform specific functions which we believe will allow for proper segregation of duties, design key controls and implement improved processes and internal controls. We will continue to assess our finance and accounting staffing needs to ensure remediation of these material weaknesses. The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any material litigation.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 30, 2021, which could materially affect our business, financial condition, or results of operations. Except as disclosed below, there have been no material changes to the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 30, 2021, as updated by “Part II, Item 1A, Risk Factors” of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021, filed with the SEC on May 17, 2021 and August 13, 2021, respectively.

Intellectual property rights of third parties could adversely affect our ability to commercialize our product candidates, such that we could be required to litigate or obtain licenses from third parties in order to develop or market our product candidates. Such litigation is costly and any required licenses may not be available on commercially reasonable terms.

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

In particular, we are aware of a “method of use” patent issued in 2021 in the United States to E.R. Squibb & Sons, L.L.C. that expires in 2029, subject to the timely payment of maintenance fees and absent any patent term extension, and which includes claims directed to a method for treating cancer in a subject comprising administering to the subject an anti-LAG-3 antibody and an anti-PD-L1 antibody, which antibodies are specified in a subclaim as being in a bispecific molecule. We believe, based on our review of this U.S. patent, that the patent claims are impermissibly broad and that there would be strong arguments available to us should we decide to challenge its validity in court or USPTO post-grant proceedings, based on prior art and lack of written description and enablement for the entire scope of the claims. If we succeed in developing and obtaining regulatory approval to market our product candidate FS118 in the future, this patent, prior to its expiration, could impact our commercial plans for FS118 in the United States. We do not expect the patent to have any impact on commercialization of FS118 outside of the United States, and we do not expect the patent to impact our pre-commercial development of FS118 inside or outside of the United States. We are also aware of a “second medical use” patent issued in 2021 in Europe to Bristol-Myers Squibb Company, which includes claims protecting until 2036 (subject to the timely payment of annual renewal fees and absent any supplementary protection certificates based on the patent) an anti-PD-1 or anti-PD-L1 antibody that inhibits PD-1 activity for use in a method for treating a subject identified as HPV positive and afflicted with a tumor derived from a HPV positive squamous cell carcinoma head and neck cancer, the method comprising administering to the subject a therapeutically effective amount of the antibody. Multiple parties, including Regeneron Pharmaceuticals, Inc. and Merck Sharp and Dohme Corp, have filed oppositions at the European Patent Office challenging the validity of this European patent. We believe, based on our review of this European patent and the oppositions that have been filed, that there are strong grounds to argue that the patent is invalid due to lack of novelty and inventive step based on prior art as well as impermissible added matter and lack of sufficiency. If not revoked or amended to a form that poses no or a sufficiently reduced risk to our business, this patent, prior to its expiration, could impact our commercial plans for FS118 and FS222 in Europe, but we do not expect the patent to impact our pre-commercial development efforts. Patent litigation is costly and time-consuming and there is no assurance that we would prevail, should we initiate or defend such litigation. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that we may be subject to claims of infringement of the patent rights of third parties.

Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our products or product candidates or elements thereof, our manufacture or uses relevant to our development plans, the targets of our mAb2 product candidates, or other attributes of our mAb2 product candidates or our mAb2 technology. In such cases, we may not be in a position to develop or commercialize products or product candidates unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms or at all.

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

Parties making claims of infringement against us or defending against our invalidity actions may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. If we fail in any such dispute, in addition to being forced to pay damages, we or our licensees may be temporarily or permanently prohibited from commercializing any of our product candidates that are held to be infringing. We might, if possible, also be forced to redesign product candidates so that we no longer infringe the third-party intellectual property rights. We may be required to seek a license to any such technology that we are found to infringe, which license may not be available on commercially reasonable terms, or at all. Even if we or our collaboration partners obtain a license, it may be non-exclusive; thereby giving our competitors access to the same technologies licensed to us or our licensors or collaboration partners. Moreover, such a license may require us to pay royalties to the licensor; thus, reducing our expected revenues. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent in the United States. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, they could have a substantial adverse effect on our share price. Such litigation or proceedings could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

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

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index set forth immediately prior to the signature page.

EXHIBIT INDEX

Exhibit Number	Description

10.1

Sales Agreement, dated August 13, 2021, by and between F-star Therapeutics, Inc. and SVB Leerink LLC (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-3 filed by the Registrant on August 13, 2021, Reg. No. 333-258783).

10.2*±	License Agreement between F-star Therapeutics, Inc. and Astrazeneca AB, dated as of July7, 2021.

10.3*±	License and Collaboration Agreement between F-Star Therapeutics, Inc. and Janssen Biotech, Inc., dated as of October 19, 2021.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
;lk;
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in Inline XBRL.

*	Filed herewith.
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

F-star Therapeutics, Inc.

Date: November 10 2021	By:	/s/ Eliot R. Forster
Eliot R. Forster, Ph.D.
President and Chief Executive Officer