Form 10-K
period 2021-12-31
F-star Therapeutics, Inc.
filed 2022-03-15
CIK 1566373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2021, was $176.8 million.

The number of shares of Registrant’s Common Stock outstanding as of March 1, 2022 was 21,064,788.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2022 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2021. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our projections of the future that are subject to known and unknown risks and uncertainties and other factors that may cause our actual results, level of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. The description of our Business set forth in Item 1, the Risk Factors set forth in this Item 1A and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 as well as other sections in this report, discuss some of the factors that could contribute to these differences. These forward-looking statements include, among other things, statements about:

•
the accuracy of our estimates regarding expenses, revenues, uses of cash, cash equivalents and investment securities, capital requirements and the need for additional financing;

•
our expectations regarding our research, development and commercialization of our product candidates, including FS118, FS222, FS120 and SB 11285;

•
the duration and severity of the COVID-19 pandemic and its impact on our business, including the impact of COVID-19 on the research, development and commercialization of our product candidates and our ability to adapt our approach as appropriate;

•
the supply and availability of and demand for our product candidates;

•
the initiation, cost, timing, progress and results of our development activities, non-clinical studies and clinical trials;

•
the timing of and our ability to obtain and maintain regulatory approval, or submit an application for regulatory approval, of our product candidates, including FS118, FS222, FS120 and SB 11285, and any product candidates that we may develop, and any related restrictions, limitations, and/or warnings in the label of any approved product candidates;

•
our plans to research, develop and commercialize our current and future product candidates, including FS118, FS222, FS120 and SB 11285;

•
the election by any collaborator to pursue research, development and commercialization activities;

•
our ability to obtain future reimbursement and/or milestone payments from our collaborators;

•
our ability to attract collaborators with development, regulatory and commercialization expertise;

•
our ability to obtain and maintain intellectual property protection for our product candidates;

•
the size and growth of the markets for our product candidates, including FS118, FS222, FS120 and SB 11285, and our ability to serve those markets;

•
the rate and degree of market acceptance of any future products;

•
the success of competing drugs that are or become available;

i

•
regulatory developments in the United States, European Union and other countries and regulatory bodies;

•
the performance of our third-party suppliers and manufacturers and our ability to obtain alternative sources of raw materials;

•
our ability to obtain additional financing;

•
our use of the proceeds from our securities offerings;

•
any restrictions on our ability to use our net operating loss carryforwards;

•
our exposure to investment risk, interest rate risk and capital market risk; and

•
our ability to attract and retain key scientific, management or sales and marketing personnel.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important cautionary statements in this report, particularly in the Risk Factors set forth in Item 1A of this Annual Report on Form 10-K, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this report and the documents that we reference in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this report are made as of the date of this report, and we do not assume, and specifically disclaim, any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

iii

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company dedicated to developing next generation immunotherapies to transform the lives of patients with cancer. We are pioneering the use of tetravalent (2+2) bispecific antibodies to create a paradigm shift in cancer therapy. We have four second generation immuno-oncology (also referred to as "IO") therapeutics in the clinic, each directed against some of the most promising IO targets in drug development, including LAG-3 and CD137. Our proprietary antibody discovery platform is protected by an extensive intellectual property estate. We have over 500 granted patents and pending patent applications relating to our platform technology and product pipeline. We have attracted multiple partnerships with biotechnology and pharmaceutical companies targeting significant unmet needs across several disease areas, including oncology, immunology, and indications affecting the central nervous system (“CNS”) with over 20 programs being developed by our partners using our technology. Our goal is to offer patients better and more durable benefits than currently available immuno-oncology treatments by developing medicines that seek to block tumor immune evasion. Through our proprietary tetravalent, bispecific natural antibody ("mAb²™") format, our mission is to generate highly differentiated medicines with monoclonal antibody-like manufacturability, good safety and tolerability. With four distinct binding sites in a natural human antibody format, we believe our proprietary technology will overcome many of the challenges facing current immuno-oncology therapies, including other bispecific formats, due to the strong pharmacology enabled by tetravalent bispecific binding.

Our most advanced product candidate, FS118, is currently being evaluated in proof-of-concept Phase 2 trials in PD-1/PD-L1 acquired resistance head and neck cancer patients and in checkpoint inhibitor (“CPI”) naïve non-small cell lung cancer (“NSCLC”) and diffuse large B-cell lymphoma (“DLBCL”) patients. FS118 is a tetravalent mAb2 bispecific antibody targeting two receptors, PD-L1 and LAG-3, both of which are clinically validated targets in immuno-oncology. Phase 1 data from 43 heavily pre-treated patients with advanced cancer, who have failed PD-1/PD-L1 therapy, showed that administration of FS118 was well-tolerated with no dose limiting toxicities up to 20 mg/kg. In addition, a disease control rate (“DCR”), defined as either a complete response, partial response or stable disease, of 49% (19 out of 39) was observed in patients receiving dose levels of FS118 of 1mg/kg or greater. In acquired resistance patients, DCR was 55% (17 out of 31 patients) in patients receiving 1 mg/kg or greater and long term (more than six months) disease control was observed in six of these patients. We expect to provide an update from the proof-of-concept Phase 2 trial in PD-1/PD-L1 acquired resistance head and neck cancer patients in mid-2022. Data reported during the first half of 2021, from a randomized Phase 3 trial conducted by another company in patients with previously untreated, locally advanced or metastatic melanoma provides clinical validation for the combination of LAG-3 and PD-1 inhibition. This clinical benefit in targeting PD-1 and LAG-3 gives us reason to believe that FS118 has potential to benefit patients not only with acquired resistance, but also in preventing resistance in patients receiving PD-1 monotherapy for the first time. With respect to the latter, we initiated a clinical trial of FS118 in CPI-naïve patients in biomarker enriched NSCLC and DLBCL populations in late 2021.

Our second product candidate, FS222, aims to improve outcomes particularly in patients with tumors that express low levels of PD-L1 and is a mAb2 bispecific antibody that is designed to target both the costimulatory CD137 receptor and the inhibitory PD-L1 ligand, which are co-expressed in many tumor types. The Phase 1 clinical trial evaluating FS222 in patients with advanced cancers is ongoing. We believe there is a strong rationale to combine FS222 with other anti-cancer agents, and this can be done within the Phase 1 trial. The accelerated dose titration was completed in the second half of 2021, and identification of optimal patient groups, dose and schedule is on-going. We expect to provide an update on the progress of the Phase 1 trial in mid-2022 and report safety, biomarker, and preliminary efficacy data in the second half of 2022.

Our third product candidate, FS120, aims to improve checkpoint inhibitor and chemotherapy outcomes and is a mAb2 bispecific antibody that is designed to bind to and stimulate OX40 and CD137, two proteins found on the surface of T cells that both function to enhance T cell activity. We are developing FS120 alone and in combination with PD-1 therapy for the treatment of tumors where PD-1 inhibitors are approved, and which have been associated with co-expression of OX40 and CD137 in the tumor microenvironment. The Phase 1 clinical trial in patients with advanced cancers is ongoing and we completed the accelerated dose titration phase during the second half of 2021. We are continuing further dose escalation to determine an optimal dosing regimen to initiate a combination of FS120 and the PD-1 inhibitor, pembrolizumab, in the second half of 2022. Pembrolizumab will be supplied under a clinical trial collaboration and supply agreement with Merck & Co.

SB 11285, which we acquired pursuant to a business combination with Spring Bank Pharmaceuticals, Inc. (“Spring Bank”), is a next generation cyclic dinucleotide STimulator of INterferon Gene (“STING”) agonist designed to improve checkpoint inhibition outcomes as an immunotherapeutic compound for the treatment of selected cancers. SB 11285 appeared to be well tolerated both alone and in combination with atezolizumab across all dose levels tested to-date, including five dose levels as monotherapy and three dose levels as a combination. Initial analysis showed that pharmacokinetics (“PK”) were in-line with the predicted profile for rapid cellular uptake, a characteristic of second generation STING agonists. We are continuing with further dose-escalation and pursuing strategic business development opportunities for SB 11285 in parallel. We expect to report an update on this trial in the second half of 2022.

The following table sets forth our product candidates and their current development stages. Our portfolio includes further preclinical and clinical programs that are being developed by our partners as described below under “Collaborations and License Agreements”.

Abbreviations: LAG-3, lymphocyte activation gene 3; PD-L1, programmed death-ligand 1; CD137, cluster of differentiation 137; OX40, also known as cluster of differentiation 134; STING, stimulator of interferon genes; CPI: checkpoint inhibitors

We leverage our proprietary mAb2 technology to build our portfolio of wholly owned immuno-oncology mAb2 product candidates and have generated a panel of early stage Fcab, Fc with antigen binding, building blocks against a range of targets with the potential to go beyond immuno-oncology. These Fcab building blocks have been used to generate not only bispecific antibodies, but also trispecific antibodies and fusion proteins. We have over 500 granted patents and pending applications relating to our mAb2 technology and our product pipeline. We believe we have a leading position in mAb2 bispecific antibody development, and third parties are prohibited from utilizing our mAb2 technology without obtaining a license from us.

We currently have collaborative partnerships with Ares Trading S.A., an affiliate of Merck KGaA, Darmstadt, Germany, Denali Therapeutics Inc. and Janssen Biotech, Inc. ("Janssen"), one of the Janssen Pharmaceutical Companies of Johnson & Johnson, which enable us to further validate our bispecific platform. In addition, we have a partnership with AstraZeneca AB ("AstraZeneca") to develop STING inhibitors. F-star's collaborations have generated payments of over $250 million since inception. We believe that these partnerships will provide both continued validation and ongoing revenue as we continue to advance our proprietary pipeline and platform technology. Though our collaborative partnerships we have the potential for a further $2.2 billion in revenue.

We are led by a team of highly experienced executives, clinicians, scientists and advisors with notable expertise in antibody research, immuno-oncology, antibody manufacturing and clinical development. Our team has spent over a decade developing our proprietary mAb2technology into a robust drug discovery platform. Our team has collectively worked on the development of 25 marketed products and has worked at companies including AstraZeneca, Bristol-Myers Squibb Company ("BMS"), Celgene Corporation, Domantis, Eli Lilly and Company ("Eli Lilly"), GlaxoSmithKlein ("GSK"), Immunocore and Pfizer, Inc ("Pfizer").

Strategy

We are dedicated to developing next generation immunotherapies to transform the lives of patients with cancer by generating highly differentiated, first and/or best-in-class product candidates. The key elements of our strategy include:

•
Rapidly accelerating the clinical development of our three novel mAb2 product candidates and novel cyclic dinucleotide, SB 11285, to treat a range of advanced cancers. We believe our mAb2product candidates represent potentially best-in-class immuno-oncology therapies that may address a variety of patients with cancer inadequately treated with existing therapies. We believe FS118, which is being evaluated in proof-of-concept Phase 2 trials in PD-1/PD-L1 acquired resistance head and neck cancer patients and in CPI-naïve NSCLC and DLBCL patients, has the potential to provide significant clinical benefit through its dual-checkpoint inhibitor targets (LAG-3 and PD-L1). In addition to FS118, we are currently evaluating FS222, FS120 and SB 11285 for safety, tolerability and efficacy in Phase 1 clinical trials in patients with advanced cancers. All of our product candidates have the potential to address multiple immune evasion pathways that limit the effect of current immuno-oncology therapies.
•
Initially focusing our development strategy on tumors where checkpoint inhibitors are currently utilized but are poor long-term treatment options, and then subsequently broadening to other tumor types. Our early-stage clinical trials include, or will include, a broad range of tumor types to evaluate safety, tolerability and dosing, as well as early signals of efficacy. Following these early-stage clinical trials, we intend to employ a patient selection strategy, using biomarkers to focus further development on targeted patient subsets. These subsets are expected to include patients with high cancer target co-expression and/or resistance to current checkpoint therapies. We believe our mAb2 bispecific antibodies and SB 11285 may also ultimately deliver therapeutic benefit in a broader range of tumors, expanding beyond the initial indications we may pursue. We believe our development strategy best serves the patient, can be efficiently pursued by our organization, and has the potential to lead to a rapid development strategy and regulatory pathway to market. For example, we have identified several tumor types which have a strong fit with the potential FS118 mechanism of action, including appropriate target expression, that may be candidates for accelerated approval pathways.
•
Leveraging the transformational potential of our modular antibody technology platform to create a leading immuno-oncology pipeline of differentiated clinical assets capable of improving patient outcomes. We believe our proprietary mAb2 bispecific antibodies have a number of potential advantages, compared to other modalities, resulting from their novel tetravalent and natural human antibody formats, which may result in improved efficacy, minimized toxicity and simplified manufacturability. We believe our technology has the potential to be matched with any disease target in a modular “plug-and-play” approach to further expand our innovative pipeline of mAb2 product candidates. We also believe these benefits may provide multiple opportunities to consistently generate clinical candidates that could potentially address the needs of patients who are without adequate therapeutic options.
•
Leveraging and continuing to build our extensive intellectual property portfolio in order to protect our dominant position in mAb2 bispecific antibodies and our STING agonist program. We have built an extensive patent portfolio around our mAb2 technology and associated mAb2 product pipeline. In addition, we have STING pathway-related filings, including those of a patent family relating to the composition of matter of the STING agonist SB 11285. This patent estate relates to our mAb2 bispecific format and STING agonist program and aims to provide us with robust intellectual property exclusivity and prohibit use of our technology by third parties. We intend to continue to seek additional patent protection as we develop additional novel mAb2 product candidates.

The Immuno-oncology Challenge and our mAb2 Technology

Cancer Treatment Overview

The incidence of cancer is increasing due to the aging of the world population, as well as an increasing prevalence in individuals with known risk factors. Based on GLOBOCAN 2020 estimates, approximately 19.2 million new cancer cases were diagnosed, and 9.9 million cancer deaths occurred in 2020 worldwide. Cancer treatment has traditionally included chemotherapy, radiation, hormone therapy, surgery or a combination of these approaches. While these approaches can be effective in treating certain types of cancers, many can also cause toxicities that may have life-threatening consequences, lower quality of life or untimely termination of treatment. Furthermore, we believe the traditional therapeutic approaches have reached their efficacy plateau with limited room to prolong the patient’s life expectancy. More recently, cancer research has leveraged antibody approaches to target the emerging field of immuno-oncology, which aims to enhance natural anti-tumor immune responses by, for example, overcoming mechanisms that cancer cells have developed to evade the immune system. Initially, antibody approaches were developed for treatment in second- or third-line settings but, recently, have become more common as the standard of care, first-line treatment for a variety of tumor types, including NSCLC, melanoma, renal cell carcinoma, liver cancers, gastric cancers and head and neck cancers, amongst others. We believe this has created a significant treatment gap and new unmet need for the majority of patients whose disease becomes resistant to those antibodies in addition to the substantial number of patients who do not benefit from these first generation antibodies at all.

F-star Solution to the Unmet Medical Need in Immuno-oncology

In 2020, combined sales of current immuno-oncology therapies were approximately $28.7 billion worldwide. Despite the commercial success of these products, only approximately 20% of patients realize a long-lasting benefit from these treatments, leaving the majority, unserved patient population without effective treatment options. Our mAb2 bispecific antibodies have the potential to overcome the limitations associated with current antibody therapies in immuno-oncology. They not only bind to two cancer targets at the same time, but the efficient receptor crosslinking and clustering of tumor and immune cells can also increase overall potency and induce a differentiated biological response. Our current mAb2 product candidates are directed against targets that have already demonstrated some level of clinical activity in clinical trials using single traditional antibodies. The target pairings for our mAb2 product candidates are selected on the basis of co-expression in tumors of defined patient populations with an unmet medical need, some of which have orphan status and would be candidates for accelerated approval. Our mAb2 product candidates are progressed only if they demonstrated potential advantages in preclinical studies, such as safety and/or potency, beyond what would be achieved with the combination of two traditional antibodies and that in some instances differentiate from other bispecific antibody formats.

We believe our mAb2 bispecific antibodies may address the limitations of current immuno-oncology therapies through the following advantageous characteristics that differentiate our mAb2 product candidates:

•
Novel Tetravalent Format. We engineer our mAb2 bispecific antibodies to simultaneously bind two different targets, with two binding sites for each target. The ability to bind in this way is known as tetravalency. This unique tetravalent format is designed to enable our mAb2 bispecific antibodies to achieve more efficient crosslinking, clustering or conditionality than other bispecific antibodies, and therefore have the potential to elicit improved biological responses and enable our mAb2 bispecific antibodies to overcome tumor evasion pathways. These three key characteristics are described further below:
•
Crosslinking. Crosslinking is the act of bringing either two target-bearing cells, or two targets on the same cell, into close proximity. The dual binding sites for each target, within our bispecific antibodies, enables durable and strong target crosslinking through the ability to engage with target-bearing cells simultaneously, for example, engaging both tumor cells and immune cells.
•
Clustering. Many cellular receptors can only be optimally activated when many of those receptors are brought into close physical proximity on the cell surface, referred to as “clustering”. Since our mAb2 bispecific antibodies have F-star’s distinct binding sites, they can potentially induce more potent clustering than non-tetravalent bispecific antibody formats.
•
Conditionality. Conditionality occurs when immune activation is dependent on the bispecific antibody binding both targets simultaneously, often in the tumor microenvironment. We are able to leverage the prospectively engineered tetravalent format of our mAb2 bispecific antibodies so that targets are only activated when they are simultaneously bound.

•
Natural Human Antibody Format. Our mAb2 bispecific antibodies are designed to conserve the natural human antibody format, with greater than 95% identity, allowing us to leverage the following advantages:
•
Minimal systemic toxicity. Since our mAb2 bispecific antibodies use a natural human antibody format, without synthetic linkers and domains, there is lower potential for systemic toxicity than traditional and bispecific antibodies.
•
Low immunogenicity risk. The natural human antibody format of our mAb2bispecific antibodies and the low number of modifications we engineer into our mAb2 bispecific antibodies is designed to help mitigate immunogenicity risk, or the risk that the immune system recognizes the mAb2bispecific antibody as foreign, potentially resulting in lower exposure and toxicity.
•
Ease of manufacturability. We are able to produce our mAb2 bispecific antibodies through established manufacturing processes readily and at large scale with typical industry time and cost standards and without potentially complicating additions, such as domain assembly or other modifications.

We believe the novel tetravalent and natural human antibody formats of our mAb2 bispecific antibodies have the potential to focus immune activation to enhance efficacy and reduce systemic toxicities.

Our mAb2 Potential Advantages over Other Antibodies and Bispecific Antibodies

FS118 – Our LAG-3 and PD-L1 mAb2 Bispecific Antibody

Our most advanced product candidate, FS118, aims to rescue or prevent checkpoint inhibitor treatment failures and is a mAb[2]bispecific antibody targeting two receptors, PD-L1 and LAG-3, both of which are clinically validated pivotal targets in immuno-oncology. We are currently conducting proof-of-concept Phase 2 trials for FS118 in PD-1/PD-L1 acquired resistance head and neck cancer patients and checkpoint inhibitor naïve NSCLC and DLBCL patients. Phase 1 data demonstrated that FS118 is well tolerated with a disease control rate of 49% (19 out of 39) patients treated at 1 mg/kg and above in a heavily pretreated population and supports the testing of FS118 in cancers with acquired resistance to prior PD-1/PD-L1 inhibitors

Inhibitory Roles of LAG-3 and PD-L1 in Immuno-oncology

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

Data reported in the first half of 2021, from a randomized phase 3 trial conducted by another company in patients with previously untreated, locally advanced or metastatic melanoma provided clinical validation for the combination of LAG-3 and PD-1 inhibition. This clinical benefit in targeting PD-1 and LAG-3 gives us reason to believe that FS118 has potential to benefit patients not only with acquired resistance, but also in preventing resistance in patients receiving PD-1 monotherapy for the first time.

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

Resistance to PD-1/PD-L1 regimens can come in two main forms. “Primary resistance” is where the cancer shows no sensitivity to treatment and continues to grow. “Acquired resistance” to PD-1/PD-L1 regimens, sometimes referred to as secondary resistance, is where there is initial sustained (greater than or equal to three months) clinical benefit (defined as a complete response, partial response, or stable disease) from therapy but the cancer then starts to grow again while the patient is still being treated. Our analysis of preliminary clinical data from the first-in-human trial of FS118 indicates that FS118 may have greater clinical activity in patients with acquired resistance compared to primary resistance. We also believe that FS118 has the potential to have clinical activity in checkpoint inhibitor (“CPI”) naïve cancer patients who have not previously been exposed to PD-1/PD-L1 therapy. Our trial in CPI naïve NSCLC and DLBCL patients aims to address the hypothesis that FS118 may have clinical activity in this population and may act to prevent the emergence of LAG-3 driven checkpoint resistance in these patients.

Tumor types with immuno-suppression or T cell exhaustion may co-express LAG-3 and PD-L1 and could benefit from treatment with our dual checkpoint inhibitor product candidate, FS118. Examples of such tumors include head and neck, NSCLC, soft-tissue sarcoma, mesothelioma, ovarian, gastric cancer, anaplastic thyroid cancer, small cell lung cancer and hematological cancers such as DLBCL and Hodgkin’s Lymphoma. Globally, this cancer population represents over 4.5 million new diagnoses annually. Our focus will be on patients with cancers whose tumors co-express LAG-3 and PD-L1 and who have developed acquired resistance to PD-1/PD-L1 therapy or who have not yet received it.

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

NSCLC is one of the most common cancers and is the number one cause of cancer death in men, representing 85% of all lung cancers, with approximately 1.85 million patients diagnosed globally in 2020. Checkpoint blockade has led to a paradigm shift in the treatment of NSCLC with significant improvements in long-term survival over recent years. However, a significant number of patients suffer from disease progression and are inherently resistant to PD-1 therapy or acquire resistance upon treatment. Understanding how to avoid or prevent resistance could enable the development of improved clinical therapies. We plan to develop FS118 as a treatment for NSCLC and to demonstrate that FS118 can improve patient outcome.

DLBCL is the most common type of non-Hodgkin lymphoma (“NHL”) with an estimated 77,240 new cases in the US in 2020. Approximately 60% of DLBCL cases are cured with regimens such as rituximab, cyclophosphamide, hydroxydaunorubicin, oncovin and prednisone combination ("R-CHOP"), but many patients relapse following treatment, or are refractory to initial treatment. While developments in the fields of adoptive cell therapy have significantly improved the outcomes of patients, there is still a need for new therapies to treat patients with refractory disease. We plan to develop FS118 to provide patients with chemotherapy-free regimens, either alone or in combination with standard of care therapies in order to improve the outcome for patients with limited treatment options and whose tumors express LAG-3.

Our Solution to Overcoming and Preventing PD-1/PD-L1 Resistance: FS118

FS118 is a mAb2 bispecific antibody that can simultaneously bind to LAG-3 through its Fcab domain and PD-L1 via its Fv domain. FS118 has demonstrated the potential to provide clinical benefit through multiple mechanisms based on its tetravalency. These include: (1) blocking the PD-1/PD-L1 immunosuppressive pathway, (2) blocking the LAG-3/MHC class II molecules interactions and (3) PD-L1 dependent shedding of LAG-3 via a process dependent upon cleavage by metalloproteases.

Mechanism of Action of FS118

Our preclinical data demonstrated that FS118 is a potent inhibitor of PD-L1 and LAG-3 and has the potential to be more effective than a combination of PD-L1 and LAG-3 traditional antibodies. Moreover, these preclinical mice studies showed that administration of the mAb2bispecific antibody led to a downregulation of LAG-3 expression levels on T cells within the tumor, with an increase in serum soluble LAG-3, which we believe is due to receptor clustering, and is indicative of the strong pharmacology enabled by tetravalent bispecific binding, this LAG-3 downregulation was not observed in mice treated with PD-L1 or LAG-3 mAbs alone or in combination. Furthermore, our human in vitro assays have shown that FS118 can mediate PD-L1 dependent LAG-3 shedding via a process that is dependent upon proteases that are known to cleave LAG-3. We believe these mechanisms are important for potent disease control.

Phase 1 Clinical Trial

We have conducted a first-in-human Phase 1, open-label, dose-escalation clinical trial of FS118 in patients with advanced malignancies that have progressed on or after PD-1/PD-L1 checkpoint therapy for whom either no effective standard therapy is available or standard therapy has failed. The tumor types enrolled in this trial include sarcomas, lung cancers, mesothelioma, bladder cancers, ovarian cancers, prostate cancers, melanoma, mesothelioma, head and neck cancers, cervical cancers and thyroid cancers. Patients were heavily pretreated, including surgical procedures, chemotherapy or radiation therapy, and with a median of three regimens (range 1-11) of therapy in the advanced/metastatic disease setting. In addition, patients were required to have received prior treatment with a PD-1/PD-L1 containing regimen for a minimum of 12 weeks and subsequently shown disease progression. This patient population derives infrequent benefits from any further PD-1 therapy, and disease worsening may occur within eight weeks without an effective therapy.

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

FS118 Phase 1 Clinical Trial Design

A total of 43 patients were enrolled in this trial at dose levels up to 20 mg/kg and data from this trial demonstrated that weekly administration of FS118 was well-tolerated and did not result in dose- or treatment-limiting toxicities and a maximum tolerated dose was not reached. No safety signals unexpected for the drug class of immune-checkpoint inhibitors were identified. The majority (95%) of treatment-emergent adverse events (“TEAE”), considered by the scientific review committee to be treatment-related were mild to moderate in severity (grade 1 and 2). FS118-related grade 3 toxicities (liver enzyme increases) were observed in two patients (4.7%). No treatment related adverse events above grade 3 were reported and no deaths were attributed to FS118 treatment. A recommended dose for Phase 2 trials (“RP2D”) was determined to be 10 mg/kg weekly.

A disease control rate (“DCR”) of 49% of (19 out of 39) patients was observed in patients receiving dose levels of 1 mg/kg or above. In six of these patients, long term disease control (greater than six months) was observed, and it was noted that all of these patients had acquired resistance to their previous PD-1 or PD-L1 therapy. In acquired resistance patients the DCR was 55 % of (17 out of 31) patients receiving 1 mg/kg or above.

Overall, any observed immunogenicity, as defined by the presence of confirmed positive anti-drug antibodies ("ADAs"), was typically transient in nature (i.e. did not persist for longer than 3 consecutive cycles). Immunogenicity was observed in 49% of (21 of 43) patients treated with FS118. No effect on exposure was observed. FS118 exhibited dose-linear pharmacokinetics with a terminal half-life of four days, as determined by pharmacokinetic data fit to a two-compartment model. Pharmacodynamic exposure was maintained across the dosing interval, as measured by a dose-dependent increase in soluble LAG-3, with a maximal level of sLAG-3 being reached at 10mg/kg. Analysis of immune cell subsets in the periphery revealed an increase in the percentage of circulating lymphocytes in patients who demonstrated disease stabilization, compared to those with progressive disease. Furthermore, a significant increase in the percentage of proliferating CD4+, CD8+ and NK cells was observed following FS118 treatment.

FS118 Phase 1 Clinical Trial Data

Clinical efficacy of FS118. Swimmer plot showing time on therapy with FS118 and tumor response.

Light grey diamonds indicate stable disease (SD) and dark grey circles indicate progressive disease (PD) as per RECIST 1.1.

Levels of soluble LAG-3 detected in the serum of FS118-treated patients across four treatment cycles

Clinical Development Strategy

The FS118 first-in-human clinical trial data support further clinical investigations for monotherapy FS118 in cancers with acquired resistance. Initial clinical trials will take place in the second/third line metastatic setting. In order to identify patients who may gain more benefit from FS118 therapy, we plan to investigate a number of biomarkers. Rational combinations with other anti-cancer therapies are also being considered for patients who are pre-treated with, or naïve to, PD-1/PD-L1 therapy.

We initiated a focused monotherapy proof-of-concept Phase 2 trial in selected head and neck cancers with acquired resistance in 2021. Squamous Cell Carcinoma of Head and Neck was chosen for the proof-of-concept trial based on both the existence of the targeted population of acquired resistance following the approval of a PD-1 inhibitor and the expression of both PD-L1 and LAG-3 in this patient set. If the trial meets its primary objective of efficacy in LAG-3+/PD-L1+ patients, we expect that additional clinical studies in head and neck cancer will follow, assessing FS118 alone or in combination with other tumor targeting antibodies or chemotherapeutic agents. A Phase 3 registration clinical trial would subsequently be conducted.

In late 2021, to address the hypothesis that FS118 may prevent the emergence of resistance to checkpoint inhibitors, we initiated a Phase 2 basket trial in patients NSCLC and DLBCL who had not previously received checkpoint inhibitors. If the trial meets its primary objective of efficacy, we expect that additional trials in these tumor types will follow, with the potential to assess FS118 as a monotherapy or in combination with other agents. Subsequently, a registrational trial would be conducted.

Other tumor types of interest that co-express PD-L1 and LAG-3, such as small cell lung cancer, ovarian cancer, mesothelioma, Hodgkin’s lymphoma and anaplastic thyroid tumors will be investigated in a “basket” or “platform” clinical trial. This is designed to facilitate multiple clinical efficacy signals with FS118 therapy in these tumor types and has the potential to apply biomarker patient selection strategies to enrich for efficacy and provides opportunity for accelerated approval.

If these trials are successful, we intend to seek marketing approval from the FDA, the EMA and other comparable regulatory bodies.

FS222 – Our CD137 and PD-L1 mAb2 Bispecific Antibody

FS222 aims to improve outcomes of patients with tumors that express low levels of PD-L1 by tumor proportion score (“TPS”) and is a mAb[2] bispecific antibody that is designed to target both the costimulatory CD137 receptor and the inhibitory PD-L1 ligand, which are co-expressed in many tumor types including, for example, NSCLC, ovarian cancer and gastrointestinal cancers such as colorectal cancer. The Phase 1 clinical trial in patients with advanced cancers for FS222 is ongoing. The accelerated dose titration of FS222 in the Phase 1 trial (Part A) was completed successfully in the second half 2021, and identification of optimal patient groups, dose and schedule is on-going. We believe there is a strong rationale to combine FS222 with other anti-cancer agents, including targeted therapy and chemotherapy, and this can be done within the Phase 1 trial.

Potential Clinical Applications of a CD137/PD-L1 Bispecific Antibody

A CD137 and PD-L1 bispecific antibody has the potential to increase the efficacy compared to the combination of two traditional antibodies. Both targets are present within the tumor microenvironment. Blocking the PD-L1 pathway acts to “release the brake” thereby reducing immunosuppression, while stimulating the CD137 pathway acts to “hit the gas” and amplify immune cell activation. CD137-driven T cell activation results in interferon gamma cytokine release. This cytokine release causes increases in PD-L1 expression on tumor and immune cells. We believe that this upregulation of PD-L1 could be a resistance mechanism of traditional CD137 antibody therapy that limits its activity in the tumor microenvironment.

We intend to develop FS222 in selected advanced cancers. Tumor type such as NSCLC, soft tissue sarcoma, triple negative breast cancer, squamous cell carcinoma of the head and neck, ovarian cancer, colorectal cancer, and including biomarker subsets of these tumor types, are likely to have tumor-resident T cells and NK cells expressing CD137, as well as cells that express PD-L1. These represent tumor types that individually and collectively have a spectrum of PD-L1 expression from high to low. These cancer types are diagnosed in over 5 million patients globally every year and represent attractive indications for FS222. We plan to focus on defined clinical and biomarker segments of these cancers. For example, there is need for chemotherapy-free regimens in first-line PD-L1 low NSCLC. We believe there is a broad opportunity for FS222, either alone or in combination with other anti-cancer therapies, in treating these patient populations.

Our Solution: FS222

FS222 is a mAb2 bispecific antibody that binds to CD137 through its Fcab domain and PD-L1 via the Fv domain. FS222 simultaneously “releases the brake” on immune control of cancer by blocking the PD-1/PD-L1 pathway and “hits the gas” on immune cell activation by activating the CD137 pathway. FS222 has the potential to provide clinical benefit through multiple mechanisms based on its tetravalency. These include: (1) blocking the PD-1/PD-L1 immunosuppressive pathway and (2) conditionally clustering and crosslinking CD137 receptors, resulting in activation of CD137 in a PD-L1-dependent manner. We believe this dual mechanism of action would amplify the anti-tumor activity of FS222. Our preclinical data shows that FS222 has the potential to be more effective than a combination of traditional PD-L1 and CD137 antibodies, as well as applicability in PD-L1 low tumors, a significant area of unmet medical need.

Mechanism of Action of FS222

Our preclinical data demonstrated that FS222 is a potent stimulator of CD137, only when cross linked by PD-L1. FS222 has been designed with specific mutations to make its activity independent of binding to Fc gamma receptors. PD-L1 is frequently expressed at high levels on cells within cancer tissue compared to non-cancer tissue. Co-expression of CD137 and PD-L1 has been observed in human tumors including NSCLC and our preclinical studies have shown that CD137 and PD-L1 are co-expressed at higher levels on TILs than in peripheral blood. Therefore, we believe this will make FS222 immune activation conditional within cancer tissue, limit potential systemic toxicities and lead to safety benefits.

Superior anti-tumor activity observed compared to a combination of traditional antibodies

In an established preclinical mouse tumor model (MC38), treatment with a mouse mAb2 bispecific antibody equivalent of FS222 (mouse CD137/PD-L1 mAb2) was observed to lead to long-term survival and complete tumor elimination in all treated mice, an effect that was observed to be unmatched by two traditional antibodies in combination. We believe this effect was observed because of FS222’s ability to deliver the dual anti-cancer mechanisms.

FS222 was observed to be well-tolerated in preclinical studies

In an IND/CTA-enabling toxicology study conducted in non-human primates, FS222 was observed to be well-tolerated at doses up to the maximum administered dose of 30 mg/kg. No adverse observations, including no acute increases in serum cytokines levels were reported. This was consistent with our results from cytokine release assays performed using human blood. The non-human primate study also showed dose-dependent increases in proliferating CD4+ (helper), CD8+ (killer) T cells and NK cells, consistent with our findings in murine pharmacology studies using the CD137/PD-L1 mAb2 surrogate.

Clinical Plans

The Phase 1 open-label, dose-escalation clinical trial of FS222 in patients with advanced cancers is ongoing. This trial is divided into Part A, accelerated dose titration ("ADT") and 3+3 escalation, and Part B, tumor-specific efficacy expansion cohorts. The ADT component of Part A was completed in the second half of 2021. The initial safety and proof-of-concept efficacy studies in selected tumor types will be conducted within the Phase 1 protocol. While we attempt to establish the preliminary safety and optimal dosing regimen for FS222, we will simultaneously investigate preliminary efficacy signals with FS222 therapy in a small number of tumor types of interest, potentially including colorectal, NSCLC, triple negative breast cancer, squamous cell carcinoma of the head and neck, and ovarian cancer. We will also potentially explore biomarker subsets of these tumor types. These data will form the basis for the selection of specific tumor types in which to assess the clinical activity of FS222 in a larger group of patients in the Phase 1 trial (Part B). This approach could potentially support expedited regulatory approval and/or the initiation of Phase 3 registrational trials.

FS120 – Our OX40 and CD137 mAb2 Bispecific Antibody

FS120 aims to improve checkpoint inhibitor and chemotherapy outcomes and is a mAb[2] bispecific antibody that is designed to bind to and stimulate OX40 and CD137, two proteins found on the surface of T cells that both function to enhance T cell activity. We are developing FS120 alone and in combination with PD-1/PD-L1 therapy for the treatment of tumors where PD-1/PD-L1 products are approved and which have been associated with co-expression of OX40 and CD137 in the tumor microenvironment, such as NSCLC and bladder cancer. The Phase 1 clinical trial in patients with advanced cancers is ongoing and the accelerate dose titration phase was completed in the second half of 2021. Further dose escalation is ongoing.

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

When TILs first become activated, they upregulate OX40 and CD137 which are members of the tumor necrosis factor receptor superfamily. Further activation can be achieved by stimulation of OX40 and CD137. OX40 stimulation promotes T cell proliferation and survival and decreases the activity of immuno-suppressive T cells to further amplify the immune activation. Moreover, it preserves cellular memory for a more durable response and facilitates migration to other tumor sites. CD137 is expressed on multiple cell types including T cells and natural killer (“NK") cells. CD137 stimulation on T cells helps to mount an effective immune response by enhancing T cell proliferation and survival. Both the OX40 and CD137 activation pathway requires receptor clustering of the respective molecules on cells that triggers a signaling cascade resulting in enhanced immune response and thereby, tumor cell killing.

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

Despite encouraging preclinical data, in clinical trials, monotherapy with traditional CD137 antibodies has not restored immune control of cancer in the majority of patients. In the case of the two most advanced traditional CD137 antibodies in clinical trials, doses tested have either demonstrated early efficacy but have been limited by severe liver toxicity or have been well-tolerated but have not demonstrated anti-cancer efficacy even at the highest doses tested. Both of these traditional CD137 antibodies are being tested in combination with PD-1/PD-L1 antibodies and other agents to potentially improve efficacy.

OX40 activation predominantly stimulates CD4+ T cells, called helper T cells, whereas CD137 stimulates CD8+ T cells, called killer T cells. We believe a bispecific antibody that “hits the gas” simultaneously through OX40 and CD137, such as FS120, will be able to concentrate these different immune cell subsets in the tumor, increasing activity of both helper and killer T cells. In addition, we believe this targeted stimulation of the immune system will increase the number of activated TILs in the tumors. Both mechanisms lead to stronger anti-tumor activity and increased therapeutic benefit as compared to traditional antibodies. Using a bispecific dual agonist for broad stimulation could also be combined with checkpoint inhibitors, including PD-1 and PD-L1.

We believe that our preclinical data support FS120 being developed in combination with PD-1/PD-L1 therapy or other agents such as chemotherapy. This approach may broaden the application of PD-1/PD-L1 therapy to tumor types or sub-populations that respond poorly to PD-1/PD-L1 therapy because they are likely to have TILs expressing both CD137 and OX40. Conversely, a PD-1/PD-L1 and FS120 combination may deepen clinical responses and prolong clinical benefit in patients who already gain benefit from PD-1/PD-L1 therapy. In order to select tumor types of interest, we analyzed gene expression data from solid tumors and found highly correlated expression levels of both OX40 and CD137 in several cancers where PD-1/PD-L1 therapy is approved including, but not limited to, bladder, head and neck, small and NSCLC.

NSCLC is one of the most common cancers, with approximately 1.85 million patients diagnosed globally in 2020. PD-1 and PD-L1 mAbs are approved as a monotherapy or in combination with chemotherapy. Patients with high levels of PD-L1 may receive PD-1/PD-L1 monotherapy while the combination with chemotherapy is a common option for patients with PD-L1 low cancers. There remains a significant need to identify chemotherapy free treatment regimens for these patients. FS120 potentially offers an opportunity of a chemotherapy-free treatment in combination with PD-1/PD-L1 therapy for patients with PD-L1 low tumors.

Bladder cancer was diagnosed in over 500,000 patients globally in 2020. PD-1 therapy is approved for use in the first line setting in patients who are not eligible for standard chemotherapy and who have high levels of PD-L1. Head and neck cancer affects over 900,000 patients world-wide every year. Therapy with PD-1 regimens is approved as a treatment in the first line setting. However, clinical outcomes remain suboptimal across PD-L1 levels and we believe there is an opportunity to bolster PD-1 clinical activity through combining with FS120 in first-line treatment. To address the need for treatment across these populations, we plan to explore pembrolizumab in combination with FS120 in these clinical settings.

Our Solution: FS120

FS120 is a mAb2 bispecific antibody that binds to OX40 through its Fcab domain, and CD137 via the Fv domain. FS120 is a dual costimulatory antibody or agonist that “hits the gas” on immune activation by activating both CD137 and OX40. We believe the tetravalent binding of FS120 differentiates it from current therapeutic approaches being developed in the clinic, because FS120 is designed to lead to enhanced clustering and potent and conditional stimulation between T cells (trans) and potentially on the same cell (cis).

Mechanism of Action of FS120

Improving anti-tumor immune response* by "Triple Activation"
1. Activates CD8+ and NK effector cells
2. Increases CD4+ cell helper activity
3. Destabilizes Tregs
* in preclinical models
CD137
OX40
CD4+ T cell
T cell helper activity
CD8+ & NK T cell
Tumor cell
Cytotoxic T cell activity
Treg
Destabilizes Tregs

Our preclinical studies have shown superior anti-tumor activity of a mouse OX40/CD137 mAb2 compared to a combination of two traditional antibodies. Based on the results, we believe FS120 may deliver clinical benefit through mechanisms arising from dual stimulation. These include: (1) activation of TILs in tumors to help overcome checkpoint inhibitory signals, which we believe will improve the response rates to PD-1/PD-L1 inhibitors and (2) increasing the number and persistence of CD4+ (helper) and CD8+ (killer) T cells and destabilizing T regulatory cells, which has the potential to reduce the risk of relapse for patients treated with the standard of care.

Traditional CD137 antibodies have Fc domains that lead to crosslinking using Fc gamma receptors that are widely expressed in the body, which are believed to result in off-tumor activation of immune cells and subsequent hepato-toxicities. Accordingly, we designed FS120 with specific mutations that alter the binding of the Fc domain to Fc gamma receptors to prevent the killing of the immune cells by antibody dependent cellular cytotoxicity (“ADCC”) and to make FS120 activity independent of Fc gamma receptors, which we believe is important for efficacy and safety benefits. Both OX40 and CD137 are found highly expressed in TILs versus blood. Therefore, we believe this will make FS120 immune activation conditional within cancer tissue, limit potential systemic toxicities and lead to safety benefits.

Enhanced anti-tumor response to PD-1 blockade observed

We observed a significant reduction in tumor growth in an established preclinical mouse tumor model (CT26) in a treatment with a mouse mAb2 bispecific antibody equivalent of FS120, referred to as the mouse OX40/CD137 mAb2. When the mouse OX40/CD137 mAb2 was used in combination with a PD-1 antibody, we observed increased long-term survival and enhanced effector cell cytotoxicity compared to what was observed with the monotherapy of either PD-1 or the mouse OX40/CD137 mAb2.

FS120 was observed to be well-tolerated in preclinical studies

In an IND-enabling toxicology study conducted in non-human primates, FS120 was observed to be well-tolerated at doses up to the maximum administered dose of 30 mg/kg. No adverse observations, including no acute increases in serum cytokines levels were reported. This was consistent with our results from cytokine release assays performed using human blood. The non-human primate study also showed dose-dependent increases in proliferating CD4+ (helper), CD8+ (killer) T cells and NK cells, consistent with our findings in murine pharmacology studies using the OX40/CD137 mAb2 surrogate.

Clinical Plans

The Phase 1 open-label, dose-escalation clinical trial of FS120 in patients with advanced cancers is ongoing. The accelerated dose titration phase was completed in the second half of 2021. Further dose escalation is ongoing. Furthermore, we intend to explore FS120 in combination with PD-1 therapy focusing on selected tumor types. In the future, FS120 may also be explored in combination with other agents such as chemotherapy. The initial safety and proof-of-concept efficacy studies in selected tumor types will be conducted within the Phase 1 protocol. This approach could potentially support expedited regulatory approval and/or the initiation of Phase 3 registrational trials.

SB 11285 – Our STING Agonist

SB 11285 is a next generation cyclic dinucleotide STING agonist designed to improve checkpoint inhibition outcomes as an immunotherapeutic compound for the treatment of selected cancers. We are conducting an open-label, dose-escalation Phase 1 clinical trial with SB 11285 as an IV administered monotherapy, and in combination with a PD-L1 antibody, in patients with advanced solid tumors. We are continuing dose-escalation and in pursuing partnering opportunities for SB 11285 in parallel.

Potential Clinical Application of STING Agonist

The induction of interferons and interferon-stimulated genes in tumor cells and within the tumor microenvironment has been shown to modulate the host-immune response and induce apoptosis of tumor cells. Activation of the STING pathway can result in the induction of cellular interferons including interferon-b and other cytokines while promoting a strong anti-tumor response through the induction of innate and adaptive immune responses. Therapeutically targeting the STING pathway could turn an immunologically “cold” tumor into a “hot” one, making it more likely to respond to other forms of immunotherapy, such as immune checkpoint inhibitors.

The cyclic GMP-AMP synthase ("cGAS")–STING pathway is involved in the innate immune response against the tumor. Upon detection of cytosolic tumor-derived DNA, cGAS generates cyclic dinucleotides that bind STING, leading to the release of Type-I interferon and proinflammatory cytokines, ultimately promoting T cell priming and recruitment. STING also regulates anticancer immunity in a Type I interferon-independent manner by inducing cell death and facilitating the release of cancer cell antigens. Multiple STING agonists are being investigated in clinical trials, but many exhibit poor metabolic stability and were delivered intratumorally. A STING agonist that can be administered IV has the potential to target advanced metastatic tumors such as melanoma and head and neck carcinomas.

Squamous cell carcinoma of the head and neck, otherwise known as head and neck cancer, includes cancers of the mouth (oral cavity, oral cancers, tongue) and throat (oropharynx and tonsils, nasopharynx and hypopharynx), as well as rarer cancers of the nasal cavity, sinuses, salivary glands and the middle ear. According to GLOBOCAN, in 2020 approximately 900,000 new head and neck cancer cases were estimated to have been diagnosed worldwide.

The approval of the check point inhibitor pembrolizumab as a monotherapy or in combination with chemotherapy represents an opportunity for the STING agonist to improve upon the efficacy of a PD-1/PD-L1 inhibitors and offer to the patients a chemotherapy free option.

Our Solution: STING Agonist

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

Ongoing Phase 1 Clinical Trial and Clinical Development Strategy

SB 11285 is currently being evaluated as an IV-administered monotherapy in a Phase 1 multicenter, dose escalation clinical trial in patients with advanced solid tumors. Part 1a of this trial is a dose-escalation study with IV SB 11285 monotherapy and part 1b is a dose escalation of SB 11285 combined with a fixed and therapeutic dose of aPD-L1 antibody. Roche’s PD-L1 checkpoint inhibitor atezolizumab (Tecentriq®) is being used. This trial is designed to determine a recommended Phase 2 dose for both the monotherapy and combination with atezolizumab.

The objectives of the Phase 1 clinical trial include determining a safe and pharmacodynamically active dose of IV-administered SB 11285 and preliminary assessment of antitumor activity. The Phase 1 dose escalation study was designed to evaluate ascending doses of SB 11285 with respect to dose-limiting toxicities, maximum tolerated dose, and to determine a recommended Phase 2 dose as well as the pharmacokinetic/pharmacodynamic profile as monotherapy and in combination with atezolizumab. Following the completion of the part 1a/1b portion of the trial, part 2 of the trial is designed to explore the antitumor activity of SB 11285 in combination with atezolizumab in pre-specified tumor types such as head and neck cancer and melanoma.

SB 11285 appeared to be well tolerated both alone and in combination with atezolizumab across all dose levels tested to-date, including five dose levels as monotherapy and three dose levels as a combination. Initial analysis showed that PK were in-line with the predicted profile for rapid cellular uptake, a characteristic of second generation STING agonists. We are continuing with further dose-escalation and expects to provide a further update in the second half of 2022 and pursuing strategic business development opportunities for SB 11285 in parallel.

Collaborations and License Agreements

We have entered several collaborations and license agreements with an aim to discover and develop novel drug candidates across a variety of clinical indications.

2016 License and Collaboration Agreement with Denali Therapeutics Inc.

In August 2016, we and certain of our subsidiaries entered into a license and collaboration agreement (the “Denali License and Collaboration Agreement”), with Denali Therapeutics Inc. (“Denali”). The goal of the collaboration was the development of certain constant Fc domains of an antibody with non-native antigen binding activity (“Fcabs”), to enhance delivery of therapeutics across the blood brain barrier into the brain. The collaboration was designed to leverage our modular antibody technology and Denali’s expertise in the development of therapies for neurodegenerative diseases. In connection with the entry into the collaboration agreement, Denali also purchased from the F-star Gamma shareholders an option, which we refer to as the buy-out-option, to acquire all of the outstanding shares of F-star Gamma pursuant to a pre-negotiated share purchase agreement.

On May 30, 2018, Denali exercised the buy-out option and entered into a Share Purchase Agreement (the “Purchase Agreement”), with the shareholders of F-star Gamma and Shareholder Representative Services LLC, pursuant to which Denali acquired all of the outstanding shares of F-star Gamma (the “Acquisition”).

As a result of the Acquisition, F-star Gamma has become a wholly owned subsidiary of Denali and Denali changed the entity’s name to Denali BBB Holding Limited. In addition, Denali became a direct licensee of certain of our intellectual property (by way of Denali’s assumption of F-star Gamma’s license agreement with us (the “F-star Gamma License”)). Denali made initial exercise payments in the aggregate, of $18.0 million, less the net liabilities of F-star Gamma, which were approximately $0.2 million. Of this total, $4.0 million was payable to us. In June 2019, Denali made a payment of $1.5 million to us upon achieving a Good Manufacturing Practice ("GMP") Manufacturing milestone. Under the terms of the agreement the Company is entitled to receive contingent payments that relate to certain defined preclinical, clinical, regulatory, and commercial milestones with a maximum value of $49.5 million.

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

Under the terms of the Denali License and Collaboration Agreement, we are prohibited from developing, commercializing and manufacturing any antibody or other molecule that incorporates any Fcab directed to an Accepted Fcab Target, or any such Fcab as a standalone product, and from authorizing any third party to take any such action.

2018 Agreement with Iontas Limited

In March 2018, we entered into an agreement (the “Iontas Agreement”), with Iontas Limited (“Iontas”), pursuant to which we acquired all Iontas’ right, title and interest in and to certain anti-PD-L1 human antibodies. Additionally, Iontas granted us a worldwide, exclusive license under any know-how or related intellectual property rights to exploit any products containing such antibodies. In connection with the Iontas Agreement, an upfront fee of £0.2 million ($0.3 million) was paid by us to Iontas.

Pursuant to the Iontas Agreement, we are obligated to pay an annual fee of £0.1 million ($0.1 million) and up to £0.4 million ($0.5 million) in the aggregate for certain specified preclinical milestones on a per product basis. We are obligated to pay Iontas up to £13.0 million ($17.6 million) in the aggregate upon the achievement of certain development and regulatory milestones and up to £12.8 million ($17.2 million) in the aggregate upon the achievement of certain commercial milestones, in each case on a per product basis.

Unless earlier terminated, the term of the Iontas Agreement will continue in perpetuity. We may terminate the Iontas Agreement upon specified prior written notice. Additionally, either party may terminate the Iontas Agreement in the event of an uncured material breach under the Iontas Agreement by the other party or for certain bankruptcy or insolvency events involving the other party.

2018 Amended and Restated PD-L1 License Agreements with Kymab Limited

Out-License Agreement

In November 2018, we entered into a license agreement (the “Kymab Out-License Agreement”), with Kymab Limited (which was acquired by Sanofi S.A. in April 2021) (“Kymab”), which amended and restated an original agreement dated April 19, 2016, pursuant to which we granted Kymab an exclusive license to certain of our patents and a non-exclusive license to certain of our know-how to research, develop, manufacture, use and commercialize antibodies comprising a PD-L1 Fcab and an Inducible T-Cell Co-Stimulator Fab component, or licensed products, for all therapeutic, prophylactic and diagnostic uses, including the treatment of human and animal disease.

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

Unless earlier terminated, the term of the Kymab Out-License Agreement will continue in perpetuity. Kymab may terminate the Kymab Out-License Agreement for convenience at any time effective upon expiration of a certain specified notice period. We may terminate the Kymab Out-License Agreement in the event of an uncured material breach by Kymab. We may terminate Kymab’s rights under the Kymab Out-License Agreement if Kymab challenge any patent licensed to it under the Kymab Out-License Agreement. Kymab may terminate our rights under the Kymab Out-License Agreement if we challenge any patent controlled by Kymab.

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

Unless earlier terminated, the term of the Kymab In-License Agreement will continue in perpetuity. We may terminate the Kymab In-License Agreement for convenience at any time effective upon expiration of a certain specified notice period. Kymab may terminate the Kymab In-License Agreement in the event of an uncured material breach by us. Kymab may terminate our rights under Kymab In-License Agreement if we challenge any patent licensed to it under the Kymab In-License Agreement. We may terminate Kymab’s rights under the Kymab In-License Agreement if Kymab challenges any patent controlled by us.

2019 License and Collaboration Agreement with Ares Trading S.A., an affiliate of Merck KGaA, Darmstadt, Germany (as amended, July 2020)

On May 13, 2019, we entered into a license and collaboration agreement (the “Ares Agreement”), with Ares, pursuant to which we granted Ares the option to enter into a worldwide, exclusive license to certain of our patents and know-how to develop, manufacture and commercialize two separate mAb2 antibody products that each contain a specific Fcab and a Fab target pair (each a licensed product), in the field of the treatment and prevention of diseases in humans.

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

In July 2020, the Ares Agreement was amended such that we granted Ares a time-limited option to enter into a worldwide, exclusive license to develop, manufacture and commercialize two additional mAb2 products (the “Third Program” and the “Fourth Program”) in the field of the treatment and prevention of diseases in humans. With respect to the Third Program and Fourth Program, we are not required to deliver data packages to Ares. In March 2021 Ares exercised its option for the Third Program and in January 2022, exercised its option for the Fourth Program. As a result, Ares will be solely responsible for the continued development, manufacture and commercialization of the applicable licensed products.

During the term of the Ares Agreement, we are subject to certain non-compete obligations.

Pursuant to the Ares Agreement, Ares paid €10 million ($11.2 million) in connection with the exercise of the option for the First Program, €7.5 million ($8.5 million) in connection with the exercise of the option for the Second Program and €2.25 million ($2.52 million) for both the third and fourth programs. Additionally, Ares is obligated to pay us up to €408.5 million ($462.6 million) in the aggregate for the programs upon the achievement of certain development and regulatory milestones and up to €252 ($285.4 million) in the aggregate upon the achievement of certain commercial milestones. We are eligible to receive a low single digit royalty on net sales of licensed products. The royalties payable to us under the Ares agreement may be reduced under certain circumstances. Our right to receive royalties under the Ares Agreement expires, on a licensed product-by-licensed product and country-by-country basis, on the latest of: (i) the expiration, invalidation or abandonment date of the last valid licensed patent claim that relates to such licensed product in such country, (ii) the expiration of regulatory exclusivity for such licensed product in such country and (iii) the twelfth anniversary of the first commercial sale of such licensed product in such country.

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

Unless earlier terminated, the term of the Ares Agreement will expire on a program-by-program basis on the date on which Ares has no further milestone or royalty obligations with respect to such program. We may terminate the Ares Agreement if Ares or any sublicensee challenges any patent licensed to it under the Ares Agreement. Ares may terminate the Ares Agreement on a program-by-program basis for convenience at any time effective upon expiration of certain specified notice periods. Either us or Ares may terminate the Ares Agreement in the event of an uncured material breach by the other party or for certain bankruptcy or insolvency events involving the other party; provided, however that, in the event of our uncured material breach, under certain circumstances Ares may elect not to terminate the Ares Agreement and instead, as its sole remedy, to reduce future milestone and royalty payments by an agreed upon amount.

2021 License Agreement with AstraZeneca AB

On July 7, 2021, we entered into an exclusive licensing agreement (the “AstraZeneca Agreement”) with AstraZeneca, under which we granted AstraZeneca global rights to research, develop and commercialize STING inhibitor compounds.

Under the terms of the AstraZeneca Agreement, we granted AstraZeneca exclusive access to F-star’s novel preclinical STING inhibitors. AstraZeneca will be responsible for all future research, development and commercialization of the STING inhibitor compounds, and we will retain rights to all STING agonists, currently in clinical development for patients with cancer.

We have received or are eligible to receive upfront and near-term payments under the AstraZeneca Agreement of up to $12 million. In addition, We will be eligible for development and sales milestone payments of over $300 million, as well as single-digit percentage royalty payments. Payments received by us are subject to a contingent value rights agreement, under which a percentage will be payable to stockholders of F-star that were previously stockholders of Spring Bank prior to the business combination between F-star and Spring Bank.

2021 License and Collaboration Agreement with Janssen Biotech, Inc.

On October 19, 2021, we entered into a license and collaboration agreement (the “Janssen Agreement”) with Janssen Biotech, Inc., one of the Janssen Pharmaceutical Companies of Johnson & Johnson.

Under the Janssen Agreement, Janssen received a worldwide exclusive license to research, develop and the option to commercialize up to five novel bispecific antibodies directed to Janssen therapeutic targets using our proprietary Fcab and mAb2 platforms. Janssen is responsible for all research, development, and commercialization activities.

We have received or are entitled to receive upfront fees of $17.5 million, and near-term fees and potential further milestones of up to $1.35 billion. We are also eligible to receive potential tiered mid-single digit royalties on annual net sales of any products that receive regulatory approval and are commercialized using the licensed technology.

Manufacturing

We do not currently own or operate manufacturing facilities for production of clinical or commercial quantities of any of our drug candidates or their components. We currently generate batches of our mAb2 bispecific antibody candidates in our laboratories for initial preclinical studies using standardized procedures. We rely on and expect to continue to rely on third-party contract manufacturing organizations (“CMOs”), to manufacture clinical materials and any future commercial materials for our product candidates. We require our CMOs to produce bulk drug substance and finished drug product in accordance with current Good Manufacturing Practices and all other applicable laws and regulations. We maintain agreements with our CMOs that include confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates. We believe that both the standard IgG platform processes used for mAb2 manufacturing and chemical synthesis used for SB 11285 manufacturing can be transferred to a number of other CMOs for the production of clinical and commercial supplies of our product candidates in the ordinary course of business.

Competition

The biotechnology and pharmaceutical industries, in developing novel and proprietary therapies for the treatment of cancer, are characterized by rapidly advancing technologies and innovation, intense competition and a strong emphasis on intellectual property. We believe that our differentiated technology, dominant intellectual property position, significant development experience and scientific knowledge provide us with competitive advantages. However, we face potential competition from many different sources, including large biotechnology and pharmaceutical companies, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for the research, development, manufacturing, and commercialization of oncology therapies. We anticipate that we will face intense and increasing competition from the constantly evolving therapeutic landscape, as new drugs and therapies enter the market and advanced technologies become available. Any product candidates that we successfully develop and commercialize will compete with new oncology therapies that may become available in the future.

We compete in the segments of the biotechnology, pharmaceutical and other related markets that develop immuno-oncology therapies. There are many other companies that have commercialized and/or are developing immuno-oncology therapies for cancer including large biotechnology and pharmaceutical companies, such as AstraZeneca, BMS, EMD Serono, Genentech, a member of the Roche Group, Eli Lilly, MSD, Novartis, Pfizer, and Sanofi. Several companies, not limited to those above, are attempting to combine immuno-oncology antibody therapies to modulate two cancer pathways simultaneously. Others have developed bispecific antibodies that maximize the co-targeting effect of a combination of single-target traditional antibodies into a single molecule.

With respect to our mAb2 bispecific antibody pipeline, we are aware of several competitors using other technology methods to create bispecific antibodies to treat a variety of cancer types, including, but not limited to Genmab A/S, Inhibrx, MacroGenics, Merus, Pieris Pharmaceuticals, Hoffmann-LaRoche, Shattuck Labs, and Xencor, Inc.

With respect to our lead mAb2 product candidate, FS118, we are aware of other competing molecules targeting LAG-3 and PD-1/PD-L1 receptors. Companies pursuing a bispecific molecule directed against LAG-3 and PD-1/PD-L1 in different phases of clinical development include but are not limited to Epimab, Hoffmann-La Roche, I-mab/ABLBio, Innovent, and MacroGenics. We are also aware of other companies pursuing a combination of two traditional antibodies in different phases of clinical development, with the first one targeting PD-1/PD-L1, and the second one targeting LAG-3, which include but are not limited to: BMS, C.H. Boehringer Sohn AG & Co. KG, Nanjing Leads Biolabs/Beigene, and MSD, Novartis, and Regeneron.

With respect to our second mAb2 product candidate, FS222, we are aware of other companies pursuing bispecific antibodies targeting PD-L1 and CD137 in clinical development, which include but are not limited to: ABL Bio, Antegene, Biotheus, Genmab/BioNTech SE, Inhibrx/Elpiscience, Merus, Numab Therapeutics AG/CStone Pharmaceuticals, Pieris/Servier, and Qilu Pharmaceutical Co. We are also aware of other companies that are pursuing a combination of two traditional antibodies in clinical development, with the first one targeting PD-1/PD-L1, and the second one targeting CD137, which include but are not limited to: Adagene, BMS, Eucure Biopharma, Hoffmann-La Roche, Lyvgen Biopharma (Suzhou)/MSD and, Pfizer.

With respect to our third mAb2 product candidate, FS120, we are aware of other companies pursuing bispecific antibodies targeting OX40 and CD137, which include but are not limited to Aptevo Therapeutics. We are also aware that Pfizer has ongoing clinical studies evaluating a combination of CD137 plus OX40 traditional antibodies.

With respect to our fourth product candidate, SB 11285, we are aware of other companies pursuing a second generation, intravenously administered STING agonist, in clinical development which include but are not limited to: GSK, Millennium Therapeutics/ Takeda and Stingthera, Inc. Additionally, several other companies are developing a first generation and/or an intratumorally administered STING agonist in the clinic.

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

We could see a reduction or elimination of our commercial opportunity if our competitors develop and commercialize products that are safer, more efficacious, have fewer or less severe side effects, are easier to administer, or are less expensive than any products that we may develop. Our competitors also may obtain FDA, EMA or other foreign regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

We have developed or in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to the development and commercialization of our mAb2 product candidates and the underlying modular antibody technology platform and have also acquired a patent family relating to our STING agonist product candidate, SB 11285. To date, our patent estate includes over 500 granted patents and pending patent applications generally directed to, for example, compositions and methods related to our Fcabs, our modular antibody technology platform, our lead mAb2 product development candidates, our STING agonist SB 11285 and other STING agonist compounds, and other products, proprietary technologies and processes.

The patent portfolios for the fields containing our most advanced mAb2 product candidates as of the date of this Annual Report are summarized below.

FS118 (LAG-3/PD-L1 mAb2)

Our patent portfolio related to FS118 includes eight owned or licensed patent families, which relate variously to the FS118 mAb2 bispecific antibody composition of matter, the LAG-3 Fcab and PD-L1 mAb antibody included in FS118, methods of producing these molecules and use of the FS118 mAb2 bispecific antibody in the treatment of cancer.

Specifically, we solely own two FS118-focused patent families which relate to the FS118 mAb2 bispecific antibody composition of matter and the LAG-3 Fcab included in FS118, respectively, as well as methods of producing these molecules and use of the FS118 mAb2 bispecific antibody or LAG-3 Fcab in the treatment of cancer. Patent applications are pending in each of these families in major territories worldwide, including Australia, Canada, China, Europe, Japan and the United States. Any patents that may issue from these pending applications are expected to expire in 2037, absent any patent term adjustments or extensions and subject to the potential effect of any terminal disclaimers. With respect to our patent family relating to the FS118 mAb2 bispecific antibody composition of matter, a United States patent and a European patent, each protecting the composition of matter of the FS118 mAb2 bispecific antibody, have been granted and are expected to expire in August 2038 and June 2037, respectively, absent any patent term extensions and subject to the timely payment of patent maintenance and renewal fees.

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

Further, we solely own patent families which relate to our modular antibody technology platform, including aspects of the underlying Fcab and mAb2 bispecific antibody technologies utilized in FS118. Issued patents in these families are expected to expire between 2026 and 2027, absent any patent term adjustments or extensions and subject to the potential effect of any terminal disclaimers. Our modular antibody technology platform portfolio is discussed in more detail below.

Finally, we have an exclusive license to research, develop, manufacture, use and commercialize FS118 from Kymab under a number of patents related to the PD-L1 mAb utilized in FS118. Patents are expected to expire up to 2036, absent any patent term adjustments or extensions and subject to the potential effect of any terminal disclaimers.

FS222 (CD137/PD-L1 mAb2)

Our patent portfolio related to FS222 includes seven patent families, solely owned by us, which relate generally to the FS222 mAb2 bispecific antibody composition of matter, the CD137 Fcab and PD-L1 antibody included in FS222, methods of making the mAb2 bispecific antibody and use of the FS222 mAb2 bispecific antibody in treatment of cancer.

Specifically, we solely own three patent families which relate to the composition of matter of the CD137 Fcab included in FS222, the PD-L1 antibody included in FS222 (acquired under agreement from Iontas), and the FS222 mAb2 bispecific antibody, respectively, as well as methods of producing such compositions and use of the compositions in the treatment of a disease, such as cancer. Patent applications are pending in each of these families in major territories worldwide, including Australia, Canada, Europe, Japan and the United States. Any patents that may issue from these pending applications will be expected to expire in 2039, absent any patent term adjustments or extensions and subject to the potential effect of any terminal disclaimers.

We also solely own one patent family related to FS222 which relates to mAb2 bispecific antibodies that bind both a tumor antigen and a tumor necrosis factor receptor superfamily (TNFRSF) receptor on the surface of an immune cell and methods of producing and use of the same in the treatment of cancer. This patent family contains pending patent application in Australia, Canada, China, Europe, Japan, and South Korea. Any patents that may issue from these pending applications will be expected to expire in 2038, absent any patent term adjustments or extensions and subject to the potential effect of any terminal disclaimers.

Additionally, our patent families relating to our modular antibody technology platform discussed below include aspects of the underlying Fcab and mAb2 technologies utilized in FS222.

FS120 (OX40/CD137 mAb2)

Our patent portfolio related to FS120 includes six patent families, solely owned by us, which relate generally to the FS120 mAb2 bispecific antibody composition of matter, the OX40 Fcab and CD137 antibody included in FS120, methods of producing the mAb2 bispecific antibody and use of the FS120 mAb2 bispecific antibody in the treatment of cancer.

Specifically, we solely own three patent families which relate to the composition of matter of the OX40 Fcab included in FS120, the CD137 antibody included in FS120, and the FS120 mAb2 bispecific antibody, respectively, as well as methods of producing such compositions and use of the compositions in the treatment of cancer. Patent applications are pending in each of these families in major territories worldwide, including Australia, Canada, Europe, Japan and the United States. Any patents that may issue from these patent applications will be expected to expire in 2039, absent any patent term adjustments or extensions and subject to the potential effect of any terminal disclaimers.

Further, the F-star patent families relating to our modular antibody technology platform discussed in more detail below include aspects of the underlying Fcab and mAb2 technologies utilized in FS120.

Platform Technology

Our patent portfolio also includes numerous patents and patent applications generally relating to our modular antibody technology platform and other products and programs not currently under development by us.

Specifically, we own patent families relating to our modular antibody technology platform, including two patent families that are generically related to the technology, one family that relates to both the mAb2 technology and the Fcab technology, and one family that relates to improved methods for selecting functional Fcabs. Seven issued U.S. patents, three pending U.S. patent applications, more than 200 issued ex-U.S. patents, and eight pending ex-U.S. patent applications are included in these four patent families . Patents in these families are expected to expire between 2026 and 2028, absent any patent term adjustments or extensions and subject to the potential effect of any terminal disclaimers.

SB 11285 (STING agonist compound)

Our patent portfolio related to SB 11285 includes a patent family, solely owned by us, which includes claims directed generally to the composition of matter of a series of STING agonist compounds encompassing SB 11285, specifically to the composition of matter of SB 11285, as well as to methods of using such compounds to treat cancer. Patent applications are pending in this family in major territories worldwide, including Australia, Canada, China, Europe, Japan, South Korea and the United States. Any patents that may issue from these pending applications will be expected to expire in 2037, absent any patent term adjustments or extensions and subject to the potential effect of any terminal disclaimers. Also included in this family is a granted United States patent, which protects the composition of matter of the SB 11285 compound and is expected to expire in July 2037, absent any patent term extensions and subject to the timely payment of patent maintenance fees.

Government Regulation and Product Approval

In the United States, the Food and Drug Administration ("FDA") regulates therapeutics like our mAb2 product candidates as biological products, or biologics, and therapeutics like SB 11285 as drugs under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and related regulations. Biologics and drugs are also subject to other federal, state, local and foreign statutes and regulations. Failure to comply with the applicable U.S. regulatory requirements at any time during the product development process, approval process or after approval may subject an applicant to significant fines and penalties, including administrative or judicial actions. These actions could include, for example, the suspension or termination of clinical trials by the FDA or an Institutional Review Board (“IRB”), the FDA’s refusal to approve pending applications or supplements, revocation of a biologics license, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, import detention, injunctions, civil penalties or criminal prosecution. Any such penalty or enforcement action could have a material adverse effect on us.

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of biologics and drugs. These agencies and other federal, state, local and foreign entities regulate, among other things, research and development activities and the testing, manufacture, quality control, effectiveness, safety, purity, potency, labeling, packaging, storage, distribution, record keeping and reporting, approval, import and export, advertising and promotion and post-market surveillance of biologics and drugs.

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

Product Development

In the United States, the FDA regulates human drugs and biologics under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and in the case of biologics, also under the Public Health Service Act, or the PHSA, and their implementing regulations. While our mAb2 product candidates are considered biologics our SB 11285 is a drug. Biologics and drugs are also subject to other federal, state, local and foreign statutes and regulations. Failure to comply with the applicable U.S. regulatory requirements at any time during the product development process, approval process or after approval may subject an applicant to significant fines and penalties, including administrative or judicial actions. These actions could include, for example, the suspension or termination of clinical trials by the FDA or an IRB, the FDA’s refusal to approve pending marketing applications or supplemental applications, revocation of a biologics license or new drug approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, import detention, injunctions, civil penalties or criminal prosecution. Any such penalty or enforcement action could have a material adverse effect on us.

The process required by the FDA before a biologic or drug may be marketed in the United States generally involves the following:

•
completion of nonclinical laboratory tests and animal studies according to good laboratory practices, GLP, and applicable requirements for the humane use of laboratory animals or other applicable regulations;

•
submission of an Investigational New Drug (“IND”) application, which must become effective before clinical trials may begin;

•
approval of the protocol and related documentation by an independent IRB or ethics committee at each clinical trial site before each study may be initiated;

•
performance of adequate and well-controlled human clinical trials according to the FDA’s IND regulations, current good clinical practices, or “GCP”, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the investigational product for each proposed indication;

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

Informed consent must also be obtained from each study subject. Further, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and related documentation, including the form and content of the informed consent form that must be signed by each study subject or his or her legal representative, before the trial commences at that site. The IRB for each site also monitors the clinical trial until completed. Regulatory authorities, an IRB, or the study sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the participants are being exposed to an unacceptable safety risk. Some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board, or DSMB. This group provides authorization as to whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the study.

A clinical trial sponsor is required to submit to the National Institutes of Health (“NIH”) for public posting on NIH’s clinical trial website details about certain active clinical trials and clinical trial results. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although sponsors are obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The NIH’s Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and the government recently began enforcing those requirements against non-compliant clinical trial sponsors.

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

•
Phase 3 — when Phase 2 evaluations demonstrate that a dosage range of the product appears effective and has an acceptable safety profile and provide sufficient information for the design of Phase 3 clinical trials, Phase 3 clinical trials are undertaken to provide statistically significant evidence of clinical efficacy and to further test for safety in an expanded patient population at multiple geographically dispersed clinical trial sites. Phase 3 clinical trials are performed after preliminary evidence suggesting effectiveness of the drug or biologic product candidate has been obtained, and they are intended to further evaluate dosage, effectiveness and safety, to establish the overall benefit-risk relationship of the investigational product, and to provide an adequate basis for product approval by the FDA.

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

Marketing Application Submission and FDA Review

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of either a BLA or an NDA requesting approval to market the biologic or drug product for one or more indications. A BLA in particular must contain proof of the biological product candidate’s safety, purity, potency and efficacy for its proposed indication or indications. In order to obtain approval to market a therapeutic product in the United States, the marketing application must provide data establishing to the FDA’s satisfaction, among other things, the safety and effectiveness of the investigational product for the proposed indication. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product. In addition, the application may include supplemental data from a number of alternative sources, including studies initiated by investigators. Under federal law, the fee for the submission of an NDA or BLA is substantial (for example, for the 2022 fiscal year this application fee exceeds $3.1 million), and the sponsor of an approved NDA or BLA is also subject to an annual program fee, currently more than $369,000 per program. These fees are typically adjusted annually, but exemptions and waivers may be available under certain circumstances.

The FDA will initially review a BLA or NDA for completeness before it accepts the application for filing. Under the FDA’s procedures, the agency has 60 days from its receipt of a BLA/NDA, also called the filing period, to determine whether the application will be accepted for filing based on the agency’s threshold determination that the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept a BLA or NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review to determine, among other things, whether the proposed product is safe and effective for its intended use, whether it has an acceptable purity profile (for biologics), and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity (as applicable depending on if the product is a drug or a biologic). The FDA has agreed to specified performance goals in the review process of BLAs and NDAs. Under such goals, 90% of new molecular entity (“NME”) NDAs and original BLAs, are meant to be reviewed within ten months from the date on which FDA accepts the NDA or BLA for filing, and 90% of applications for NMEs or new biological products that have been designated for “Priority Review” are meant to be reviewed within six months of the filing date. For applications seeking approval of drugs that are not NMEs, the ten-month and six-month review periods run from the date that FDA receives the application. The FDA may extend the review process and the Prescription Drug User Fee Act goal date for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission. Moreover, despite these review goals, it is not uncommon for FDA review of a BLA or NDA to extend beyond the goal date.

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

The FDA may refer applications for novel biological products, drug products or biological products that present difficult questions of safety or efficacy to an advisory committee, and it is required to refer an application for a novel drug to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making its approval decisions.

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

Under the Pediatric Research Equity Act, or “PREA”, as amended, an initial BLA/NDA or certain supplements to a BLA/NDA for a novel product must contain data to assess the safety and effectiveness of the product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of pediatric data until after approval of the product for use in adults or full or partial waivers from the pediatric data requirement. Unless otherwise required by regulation, PREA does not typically apply to any therapeutic product for an indication for which orphan designation has been granted. A sponsor who is planning to submit a marketing application for a product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration is required to submit an initial Pediatric Study Plan (“PSP”), within sixty days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 clinical trial. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including trial objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from pre-clinical studies, early phase clinical trials or other clinical development programs.

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

If the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the biologic’s or drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product, including imposition of restrictions and conditions on product distribution, prescribing, or dispensing in the form of a REMS, requirements to conduct additional studies or trials, or even complete withdrawal of the product from the market. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

Accelerated Approval Pathway

Products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval from the FDA and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a drug or biologic when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or ("IMM"), and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform post-marketing clinical trials to verify and describe the predicted effect on IMM or other clinical endpoint, and the product may be subject to expedited withdrawal procedures. Drugs and biologics granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval when the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate long-term clinical benefit of a drug.

The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a drug, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. For example, accelerated approval has been used extensively in the development and approval of drugs for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large clinical trials to demonstrate a clinical or survival benefit.

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a product or therapeutic candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to confirm the predicted clinical benefit of the product during post-marketing studies, would allow the FDA to withdraw approval of the drug. All promotional materials for product and therapeutic candidates being considered and approved under the accelerated approval program are subject to prior review by the FDA. Lawmakers, FDA officials, and other stakeholders have recently been evaluating the accelerated approval program and have proposed potential reforms to improve certain aspects. In addition, over the past year several oncology sponsors have voluntarily withdrawn specific indications for their drug products that were being marketed pursuant to accelerated approval, and the FDA’s Oncology Center of Excellence launched an initiative called Project Confirm, aimed at promoting transparency in the area of accelerated approvals for oncology indications. Scrutiny of the accelerated approval pathway is likely to continue and may lead to legislative and/or administrative changes in the future.

U.S. Post-Approval Requirements

Any therapeutic products manufactured or distributed by us or on our behalf pursuant to FDA approvals will be subject to continuing regulation by the FDA, including requirements for record-keeping, reporting of adverse experiences with the biologic or drug, and submitting product deviation reports to notify the FDA of unanticipated changes in distributed products. In addition, all manufacturers are required to register their facilities with the FDA and certain state agencies and are subject to periodic pre-scheduled or unannounced inspections by the FDA and certain state agencies for compliance with cGMP standards and other laws. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. This will require us and any third-party manufacturers to implement certain quality processes, manufacturing controls and documentation requirements in order to ensure that every product is safe for use, has the identity and strength it claims to have (for both a drug and a biologic) and meets the quality, purity and potency characteristics that it purports to have (for a biologic). There are continuing, annual program fee requirements for any marketed products, as well as new application fees for supplemental applications with clinical data.

We cannot be certain that we or our present or future suppliers will be able to comply with cGMP and other FDA regulatory requirements. If our present or future suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, refuse to approve any BLA, NDA or other application, force us to recall a product from distribution, shut down manufacturing operations or withdraw approval of the BLA or NDA for that biologic or drug. Noncompliance with cGMP or other requirements can also result in issuance of warning letters, civil and criminal penalties, seizures, and injunctive action. The distribution of prescription products is subject to additional state requirements and regulations, including record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of prescription drug and biological products.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or “PDMA”, which regulates the distribution of drugs and biological product samples at the federal level and sets minimum standards for the registration and regulation of prescription drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Most recently, the Drug Supply Chain Security Act, or “DSCSA”, was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States, including most biological products. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10 year period that is expected to culminate in November 2023. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. For example, the FDA released proposed regulations in February 2022 to amend the national standards for licensing of wholesale drug distributors by the states;

establish new minimum standards for state licensing third-party logistics providers; and create a federal system for licensure for use in the absence of a State program, each of which is mandated by the DSCSA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

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

To obtain 510(k) clearance for a medical device, or for certain modifications to devices that have received 510(k) clearance, a manufacturer must submit a premarket notification demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or to a pre-amendment device that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for the submission of a PMA. The device upon which the premarket notification is based is referred to as the predicate device. In making a determination that the proposed device is substantially equivalent to a predicate device, the FDA assesses whether the proposed device is comparable to the predicate device(s) with respect to intended use, technology, design and other features which could affect safety and effectiveness. If the FDA determines that the proposed device is substantially equivalent to the predicate device or predicate devices, the proposed device may be cleared for marketing. The 510(k) premarket notification pathway generally takes from three to 12 months from the date the application is completed but can take significantly longer.

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

Once cleared or approved, a companion diagnostic device must adhere to post-marketing requirements for medical device products including the requirements of FDA’s Quality System Regulation, adverse event reporting, recalls and corrections along with product marketing requirements and limitations. Like drug and biologic makers, companion diagnostic makers are subject to pre-scheduled or unannounced FDA inspections at any time, during which the FDA will conduct an audit of the product(s) and our facilities for compliance with its authorities.

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

Similarly, the European Commission grants orphan medicinal product designation to products intended for the treatment, prevention or diagnosis of a disease that is life-threatening or chronically debilitating, affecting not more than five in 10,000 people in the European Union. In addition, orphan drug designation can be granted if the drug is intended for a life-threatening or chronically debilitating condition in the European Union and without incentives it is unlikely that returns from sales of the drug in the European Union would be sufficient to justify the investment required to develop the drug. In order to receive orphan designation, there must also be no satisfactory method of diagnosis, prevention or treatment of the condition, or if such a method exists, the medicine in question must be of significant benefit to those affected by the condition. In addition, sponsors are required to submit to the EMA’s Pediatric Committee and comply with a pediatric investigation plan (“PIP”), in order to initiate pivotal clinical investigation and seek marketing authorization in the European Union, unless the particular product is eligible for a deferral or waiver of the requirement to submit a PIP. The requirement to submit a PIP is waived for specific medicines or classes of medicines that are likely to be ineffective or unsafe in part or all of the pediatric population, are intended for conditions that occur only in adults or do not represent a significant therapeutic benefit over existing treatments for pediatric patients.

Designated orphan medicinal products are entitled to a range of incentives during the development and regulatory review process, including scientific assistance for study protocols, a partial or total reduction in fees and eligibility for conditional marketing authorization. Once authorized, orphan medicinal products are entitled to ten years of market exclusivity in all European Union member states. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities of such product. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if the similar product is established to be safer, more effective or otherwise clinically superior to the original orphan medicinal product. An European Union member state can request that the period of market exclusivity be reduced to six years if it can be demonstrated at the end of the fifth year of market exclusivity that the criteria for orphan designation no longer apply, such as where the medicine is sufficiently profitable. The period of market exclusivity may be extended for an additional two years for medicines that have also complied with an agreed PIP.

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

Although the FDA may issue a Written Request for studies on either approved or unapproved indications, it may only do so where it determines that information relating to that use of a product or therapeutic candidate in a pediatric population, or part of the pediatric population, may produce health benefits in that population. The issuance of a Written Request does not require the sponsor to undertake the described studies. Moreover, the additional six-month period exclusivity may be granted if the BLA or NDA sponsor submits pediatric data that fairly respond to the written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve a competitor's application for the same product and indication(s).

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

Under the BPCIA, a manufacturer may submit an abbreviated application for licensure of a biologic that is biosimilar to or interchangeable with an FDA-licensed reference biological product. This abbreviated approval pathway is intended to permit a biosimilar to come to market more quickly and less expensively than if a “full” BLA were submitted, by relying to some extent on the FDA’s previous review and approval of the reference biologic to which the proposed product is similar. Additionally, under the BPCIA, a biosimilar may be licensed as an interchangeable product upon a demonstration that the proposed product can be expected to produce the same clinical results as the reference product in any given patient, and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch. Upon licensure by the FDA, an interchangeable biosimilar may be substituted for the reference product without the intervention of the healthcare provider who prescribed the reference product. The FDA approved the first interchangeable biosimilars, including an interchangeable monoclonal antibody biosimilar, in 2021.

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

The BPCIA is complex and is still being interpreted and implemented by the FDA. In addition, recent government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation and meaning of the BPCIA is subject to significant uncertainty.

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

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, the strength of the drug and the conditions of use of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.”

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

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. In some countries, the pricing of prescription pharmaceuticals is subject to government control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain coverage and adequate reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. Historically, therapeutic candidates launched in the European Union do not follow price structures of the United States and generally tend to be priced significantly lower.

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

The U.S. federal Anti-Kickback Statute prohibits, among other things, any person or entity from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for an item of service, or the purchase, lease, order or recommendation of any good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. The federal Anti-Kickback Statute is subject to evolving interpretations. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, formulary managers and other individuals and entities on the other hand, and the government has enforced the federal Anti-Kickback Statute to reach large settlements with healthcare companies based on sham consulting and other financial arrangements with physicians. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act, described below. There are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions; however, the exceptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exception or safe harbor may be subject to scrutiny. Moreover, in November 2020, the U.S. Department of Health and Human Services (“HHS”) finalized significant changes to the regulations implementing the Anti-Kickback Statute, as well as the civil monetary penalty rules regarding beneficiary inducements, with the goal of offering the healthcare industry more flexibility and reducing the regulatory burden associated with those fraud and abuse laws, particularly with respect to value-based arrangements among industry participants.

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

The Physician Payments Sunshine Act, enacted as part of the Affordable Care Act in 2010 and implemented by HHS as the Open Payments Program, among other things, requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to track payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, chiropractors, and certain advanced non-physician healthcare practitioners) and teaching hospitals as well as physician ownership and investment interests held by physicians and their immediate family members, and to publicly report such data annually to HHS. Manufacturers subject to the Open Payments Program must submit a report on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year.

There are also analogous state laws and regulations, such as state anti-kickback and false claims laws, that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers or that apply regardless of payor. Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual healthcare providers in those states. Some of these states also prohibit certain marketing related activities including the provision of gifts, meals, or other items to certain healthcare providers. Some states also require pharmaceutical companies to implement compliance programs or marketing codes and report information on the pricing of certain drugs. Certain state and local laws also require the registration of pharmaceutical sales representatives, and newly emerging state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of available statutory exceptions and regulatory exemptions, it is possible that some of our future business activities could be subject to challenge under one or more of such laws. If our operations were found to be in violation of any of the federal or state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including significant criminal or civil penalties, damages, disgorgement, fines, imprisonment, exclusion from participation in government programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private “qui tam” actions brought by individual whistleblowers in the name of the government, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Members of the U.S. Congress have expressed intent to pass legislation or adopt executive orders to fundamentally change or repeal parts of the ACA, and since its enactment, there have been judicial and Congressional challenges to the law, and as a result certain sections have not been fully implemented or effectively repealed. However, following several years of litigation in the federal courts, in June 2021, the U.S. Supreme Court upheld the ACA when it dismissed a legal challenge to the ACA’s constitutionality. Further legislative and regulatory changes under the ACA remain possible, although the new federal administration under President Biden has signaled that it plans to build on the ACA and expand the number of people who are eligible for health insurance subsidies under it. It is unknown what form any such changes or any law would take, and how or whether it may affect the biopharmaceutical industry as a whole or our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs, such as changes allowing the federal government to directly negotiate drug prices, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the health care industry in the United States.

The Biden Administration has indicated that lowering prescription drug prices is a priority. For example, in July 2021, President Biden issued a sweeping executive order on promoting competition in the American economy that includes several mandates pertaining to the pharmaceutical and health care insurance industries. Among other things, the executive order directs the FDA to work towards implementing a system for importing drugs from Canada (following on a Trump administration notice-and-comment rulemaking on Canadian drug importation that was finalized in October 2020). The

Biden order also called on HHS to release a comprehensive plan to combat high prescription drug prices, and it includes several directives regarding the Federal Trade Commission’s oversight of potentially anticompetitive practices within the pharmaceutical industry. The drug pricing plan released by HHS in September 2021 in response to the executive order makes clear that the Biden Administration supports aggressive action to address rising drug prices, including allowing HHS to negotiate the cost of Medicare Part B and D drugs, but such significant changes will require either new legislation to be passed by Congress or time-consuming administrative actions.

Other legislative changes have been proposed and adopted in the United States since the ACA that affect health care expenditures. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which was signed into law on March 27, 2020, designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation. Congress subsequently extended the sequester suspension period to June 30, 2022, with a 1% sequester in effect from April 1, 2022 to June 30, 2022.

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, on December 20, 2019, President Trump signed the Further Consolidated Appropriations Act for 2020 into law (P.L. 116-94) that includes a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 (the “CREATES Act”). The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic and biosimilar product developers access to samples of brand products. Because generic and biosimilar product developers need samples to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic and biosimilar products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Whether and how generic and biosimilar product developments will use this pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on our future commercial products are unknown.

In addition, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new product candidates that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its product candidates available to eligible patients as a result of the Right to Try Act. However, in 2020 the FDA published a notice of proposed rulemaking that would require manufacturers who do so to make annual reports of those programs to FDA, and the agency plans to publish the final rule in March 2022.

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

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our product candidates. Whether or not we obtain FDA approval for a product candidate, we must obtain approval from the comparable regulatory authorities of foreign countries or economic areas, such as the European Union and the United Kingdom, before we may commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time to obtain approval in foreign jurisdictions may be longer or shorter than that required for FDA approval.

In the European Union, for example, under the new Clinical Trials Regulation, which became effective in January 2022, a sponsor submits a clinical trial application (“CTA”) through a centralized application procedure where one European Union Member State’s competent authority takes the lead in reviewing part I of the application, which contains scientific and medicinal product documentation, and the other national authorities only have limited involvement. Part II of the application, which contains the national and patient-level documentation, is assessed individually by each European Union Member State. Any substantial changes to the trial protocol or other information submitted with the CTA must be notified to or approved by the relevant competent authorities and ethics committees. In all cases, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Medicines used in clinical trials must be manufactured in accordance with good manufacturing practices. Other national and European Union-wide regulatory requirements may also apply.

To obtain regulatory approval of an investigational drug or biological product under European Union regulatory systems, we must submit a marketing authorization application either under the so-called centralized or national authorization procedures.

Centralized procedure

The centralized procedure provides for the grant of a single marketing authorization by the European Commission following a favorable opinion by the EMA that is valid in all European Union member states, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products and products with a new active substance indicated for the treatment of specified diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases, other immune dysfunctions and viral diseases. The centralized procedure is optional for other products that represent a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of patients in the European Union, or which contain a new active substance for indications other than those specified to be compulsory.

The national authorization, or decentralized, procedure is available to applicants who wish to market a product in specific European Union member states where such product has not received marketing approval in any European Union member states before. The decentralized procedure provides for an applicant to apply to one-member state to assess the application (the reference member state) and specifically list other member states in which it wishes to obtain approval (concerned member states). Under this procedure, an applicant submits an application based on identical dossiers and related materials, including a draft summary of product characteristics, and draft labelling and package leaflet, to the reference member state and each concerned member state. The reference member state prepares a draft assessment report and drafts of the related materials within 210 days after receipt of a valid application which is then reviewed and approved commented on by the concerned member states. Within 90 days of receiving the reference member state’s assessment report and related materials, each concerned member state must decide whether to approve the assessment report and related materials.

Following its departure from the European Union and the expiration of the transitional period, the United Kingdom adopted a decentralized and mutual recognition reliance procedure for marketing authorizations that allows the United Kingdom’s clinical trial regulator, the Medicines and Healthcare products Regulatory Agency ("MHRA"), to consider marketing authorizations granted in the European Union or the three additional European Economic Area countries. However, additional requests for information may arise and additional time may be required with respect to applications for marketing authorizations in the United Kingdom using these procedures. For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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

We are also subject to privacy laws in the jurisdictions in which we are established or in which we sell or market our products or run clinical trials. For example, we and our European Union-based subsidiaries are subject to Regulation (EU) 2016/679, the General Data Protection Regulation (“GDPR”), in relation to our collection, control, processing and other use of personal data (i.e., data relating to an identifiable living individual) to the extent that the activities are by a data controller or processor established in the European Union or where the individuals who are being monitored are based in the European Union. We process personal data in relation to participants in our clinical trials, including the health and medical information of these participants. The GDPR is directly applicable in each European Union member state, however, it provides that European Union member states may introduce further conditions, including limitations which could limit our ability to collect, use and share personal data (including health and medical information), or could cause our compliance costs to increase, ultimately having an adverse impact on our business. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and implement policies as part of its mandated privacy governance framework. It also requires data controllers to be transparent and disclose to data subjects (in a concise, intelligible and easily accessible form) how their personal information is to be used; imposes limitations on retention of personal data; clarifies that data protection rules apply in full to pseudonymized (i.e., key-coded) data; introduces mandatory data breach notification requirements; and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. We are also subject to European Union rules with respect to cross-border transfers of personal data out of the European Union and European Economic Area. We are subject to the supervision of local data protection authorities in those European Union jurisdictions where we are established or otherwise subject to the GDPR. Fines for certain breaches of the GDPR can be significant: up to the greater of €20 million or 4% of total global annual turnover. In addition to the foregoing, a breach of the GDPR or other applicable privacy and data protection laws and regulations could result in regulatory investigations, reputational damage, orders to cease/ change our use of data, enforcement notices, or potential civil claims including class action type litigation. Following Brexit, the United Kingdom has incorporated the GDPR into its own data protection laws, and substantially equivalent risks also apply in the United Kingdom.

Employees and Human Capital

As of March 1, 2022, F-star had eighty four full-time employees and four part-time employees, eighty are located in the United Kingdom and six in the United States and two in France. None of F-star’s United States and United Kingdom employees is subject to a collective bargaining agreement or represented by a trade or labor union. Our employees in France, are covered by a collective agreement applicable to our industry as required by applicable local law. We consider our relationship with our employees to be good.

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

Facilities

Our principal offices occupy approximately 12,073 square feet of leased office, research and development and laboratory facility space in Cambridge, United Kingdom, pursuant to a lease agreement that expires in 2024. We also have additional lab space in Cambridge, UK. We have two properties in Hopkinton, USA, which are subleased to subtenants, and a virtual office agreement with Regus Management Group, LLC in Cambridge, Massachusetts, pursuant to a rolling lease agreement that expires in 2022. We believe that our current facilities are suitable and adequate to meet our current needs.

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

Additional information

Our website address is www.F-star.com. The information contained in, or accessible through, our website does not constitute a part of this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission or the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. The information found on our website is not incorporated by reference into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

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

Summary Risk Factors

We are subject to a number of risks that if realized could affect our business, financial condition, results of operations and cash flows. As a clinical stage drug development company, certain elements of risk are inherent to our business. Accordingly, we encounter risks as part of the normal course of our business. Some of the more significant challenges and risks include the following:

•
We are a clinical-stage immuno-oncology company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
•
We will need substantial additional funding to complete the development and commence commercialization of our product candidates. Failure to obtain this necessary capital at acceptable terms and when needed may force us to delay, reduce or eliminate out product development programs or commercialization efforts.
•
We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.
•
If we are unable to advance our current or future product candidates through clinical trials, obtain marketing approval and ultimately commercialize any product candidates we develop, or if we experience significant delays in doing so, our business will be materially harmed.
•
Interim, topline, and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
•
Our product candidates may have serious adverse, undesirable, or unacceptable side effects that may delay or prevent marketing approval.
•
We may find it difficult to enroll subjects in our clinical trials, which could delay or prevent us from proceeding with clinical trials of our product candidates.
•
We face significant competition for our drug discovery and development efforts, and if we do not compete effectively, our commercial opportunities will be reduced or eliminated.
•
We rely, and expect to continue to rely, on third parties, including independent clinical investigators, contracted laboratories and CROs, to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed
•
The regulatory approval processes of the FDA, the EMA, the MHRA, and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
•
We may become exposed to costly and damaging liability claims, either when testing our product candidates in the clinic or at the commercial stage,

•
Due to our limited resources and access to capital, we must, and have in the past decided to, prioritize development of certain product candidates over other potential product candidates.
•
The successful commercialization of our product candidates will depend in part on the extent to which governmental authorities and health insurers establish coverage and adequate reimbursement levels, as well as pricing policies.
•
The future commercial success of our product candidates will depend on the degree of market acceptance of our potential therapeutic products among physicians, patients, third-party payors and the medical community.
•
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
•
Adverse events in the field of immuno-oncology could damage public perception of our current or future therapeutic product candidates and negatively affect our business.
•
The COVID-19 pandemic has adversely affected many companies in the biotechnology industry and may adversely affect our business.
•
The Ukraine conflict may adversely affect many companies in the biotechnology industry, in particular with respect to timely enrollment and data collection in planned and ongoing clinical trials and has adversely affected our business, in particular in relation to planned and ongoing clinical trials.
•
We rely on patents and other intellectual property rights to protect our product candidates and our modular antibody technology platform, the enforcement, defense and maintenance of which may be challenging and costly.
•
We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful, and issued patents relating to one or more of our product candidates or our modular antibody technology platform could be found invalid or unenforceable if challenged in court.
•
Intellectual property rights of third parties could adversely affect our ability to commercialize our product candidates,
•
We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property or claiming ownership of what we regard as our own intellectual property.
•
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
•
Our future growth and ability to compete depends on retaining our key personnel and recruiting additional qualified personnel.
•
Our business is subject to economic, political, regulatory, and other risks associated with international operations.
•
Our business and operations would suffer in the event of computer system failures, cyber-attacks or a deficiency in our, or our collaborators’ or third-party vendors’, cyber-security.
•
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

We are a clinical-stage immuno-oncology company with a limited operating history. We incurred net losses of $31.3 million for the year ended December 31, 2021 and $25.6 million for the year ended December 31, 2020. As of December 31, 2021, we had an accumulated loss $78.5 million. Our losses have resulted principally from expenses incurred in research and development, preclinical testing and clinical development of our therapeutic product candidates as well as expenses incurred for research programs and from general and administrative costs associated with our operations. We expect to continue to incur significant and increasing operating losses for the foreseeable future as we continue our clinical trial plans, research and development efforts and seek to obtain regulatory approval and commercialization of our tetravalent bispecific antibody (“mAb2”) product candidates, and SB 11285, and we do not know whether or when we will become profitable. Management believes that its existing cash and cash equivalents at December 31, 2021 will fund our current operating plan into February 2023. We have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least twelve months from the issuance date of the financial statements. Our losses, among other things, will continue to cause our working capital and shareholders’ equity to decrease. We anticipate that our expenses will increase substantially if and as we:

•
continue to develop and conduct clinical trials for our current product candidates, FS118, FS222, FS120, and SB 11285;
•
continue the research and development of our product candidates, including completing preclinical studies;
•
discover and develop additional mAb2 product candidates and make further investments in our modular antibody technology platform;
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

To date, we have funded our operations through public offering and private placements of equity securities and upfront and milestone payments and expense reimbursement payments received from our collaborators. We have invested substantially all of our financial resources and efforts to developing our mAb2 product candidates and SB 11285 in immuno-oncology, building our intellectual property portfolio, developing our supply chain, conducting business planning, licensing our technology to our collaborators, raising capital and providing general and administrative support for these operations. We do not currently have any approved products and have never generated any revenue from product sales.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates supportive of product approval, discovering and developing additional mAb2 or small-molecule drug product candidates, obtaining regulatory approval for any product candidates that successfully complete clinical trials, establishing manufacturing and marketing capabilities and ultimately selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve or maintain profitability. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond current expectations if we are required by the FDA, the EMA, the MHRA, or other comparable foreign regulatory agencies to perform clinical trials or studies in addition to those that we currently anticipate. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

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

Since inception, we have invested most of our resources in developing our modular antibody technology platform, our mAb2technology and mAb2 product candidates, building our intellectual property portfolio, conducting business planning, licensing our technology to our collaborators, raising capital and providing general and administrative support for these operations. Our most advanced mAb2 product candidate, FS118, is currently being evaluated in proof-of-concept Phase 2 trials in PD-1/PD-L1 acquired resistance head and neck cancer patients and checkpoint inhibitor naive NSCLC and DLBCL. We have not yet demonstrated our ability to successfully complete Phase 2 clinical trials or any Phase 3 or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. In addition, given our limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors in achieving our business objectives. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or more experience developing product candidates.

We will need substantial additional funding in order to complete the development and commence commercialization of our product candidates. Failure to obtain this necessary capital at acceptable terms and when needed may force us to delay, reduce or eliminate out product development programs or commercialization efforts.

We expect our expenses to increase in connection with our ongoing activities, particularly as we complete the proof-of-concept Phase 2 clinical trials of FS118 and Phase 1 trials for FS222, FS120, and SB 11285 and initiate later-stage clinical development, and continue to research, develop and initiate clinical trials for any other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution.

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

The Company has incurred significant losses and has an accumulated deficit of $78.5 million as of December 31, 2021. We expect to incur substantial losses in the foreseeable future as we conduct and expand our research and development and pre-clinical and clinical activities. We do not expect that our $78.5 million of existing cash as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months from the date of filing this Annual Report on Form 10K. We will need to raise additional capital to complete the development and commercialization of FS118, FS222, FS120 and SB 11285, if approved, and may also need to raise additional funds to pursue other development activities related to additional product candidates.

Our future capital requirements will depend on many factors, including:

•
the cost, progress, results of the proof-of-concept Phase 2 clinical trials of FS118 and any later-stage clinical trials for this product candidate;
•
the cost, progress, and results of the Phase 1 clinical trials of FS222, FS120, and SB 11285 and any later-stage clinical trials for these product candidates;

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
•
the potential additional expenses attributable to adjusting our development plans (including any supply related matters) to the Ukraine conflict;
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

Raising additional capital may cause dilution to our existing shareholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

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

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any of our product candidates, if approved, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

We expect our costs and expenses to increase as we continue to develop our product candidates and progress our current clinical programs and costs associated with being a public company.

We had cash and cash equivalents of $78.5 million as of December 31, 2021, which we believe that should be sufficient to fund our operating plan into February 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Pursuant to the requirements of Accounting Standards Codification (ASC) 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, and as a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern for a period of at least twelve months from the date of the financial statements. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. Our future success depends on our ability to raise capital and/or execute our current operating plan. However, we cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities or even terminate our operations, which may involve seeking bankruptcy protection.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses ("NOLs") and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders' lowest percentage ownership during the testing period (generally three years). We have experienced such ownership changes both in October 2018, November 2020, and May 2021; we may also experience an ownership change in the future as a result of shifts in our stock ownership, some of which are outside our control. The Company underwent a 382 study in 2021 and, as a result to the three afformentioned ownership changes, were limited in their NOL realization. As of December 31, 2021, we had federal and state net operating loss carryforwards of approximately $80.9 million and $79.8 million, respectively, after applying the 382 limitation to the NOL carried forward from 2020. In addition, pursuant to the Tax Cuts and Jobs Act, we may not use U.S. federal net operating loss carryforwards to reduce our taxable income in any year by more than 80%, and we may not carry back any net operating losses to prior years. These new rules apply regardless of the occurrence of an ownership change.

Risks Related to Development and Commercialization

If we are unable to advance our current or future product candidates through clinical trials, obtain marketing approval and ultimately commercialize any product candidates we develop, or if we experience significant delays in doing so, our business will be materially harmed.

We are early in our product candidate development efforts and have four product candidates in clinical development, each of which is still in early-stage clinical trials. We have invested substantially all of our efforts and financial resources in the development of our proprietary mAb2 technology, identification of targets and preclinical development of our product candidates.

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
•
safety, tolerability and efficacy profiles that are satisfactory to the FDA, the EMA, the MHRA or any other comparable foreign regulatory authority for a product to receive marketing approval;
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

To date, we have not completed any clinical trials required for the approval of any of our product candidates. Although FS118 is currently being evaluated in Phase 2 proof-of-concept trials and FS222, FS120, and SB 11285 are currently being evaluated in Phase 1 trials, we may experience delays in our ongoing clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll study subjects on time, have sufficient drug supply of our product candidates in order to be completed timely or be completed on schedule, if at all. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to complete the trials successfully and ultimately to receive marketing approval or to commercialize the product candidates we are developing, including:

•
delays in or failure to obtain regulatory approval or clearance to commence a clinical trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;
•
delays or failure in reaching agreement with the FDA, the EMA, the MHRA, or a comparable foreign regulatory authority on appropriate clinical trial designs;
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

We could encounter delays if we elect to suspend or terminate a clinical trial, or if a trial is suspended or terminated by the EC/IRBs of the institutions in which such trials are being conducted, or by the FDA, the EMA, the MHRA, or other comparable foreign regulatory authorities, or if a trial is recommended for suspension or termination by the Safety Review Committee (“SRC”), Data Review Committee (“DRC”), or Data Safety Monitoring Board (“DSMB”), for such trial. Any such authorities may impose such a suspension or termination of ongoing human subjects research due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, the EMA, the MHRA, or other comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, including those relating to the class to which our product candidates belong, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or if we terminate, any clinical trial of a product candidate, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed or may become impossible. In addition, any delays in completing clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence future product sales and generate revenues.

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

We currently have no products approved for sale and cannot guarantee that we will ever have marketable products. To obtain the requisite regulatory approvals to market and sell any of our product candidates, including FS118, FS222, FS120, SB 11285, and any other future product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our products are safe and effective in humans for their intended use or uses. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful. Further, the process of obtaining regulatory approval to market therapeutic products like our product candidates is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications, patient population and regulatory agency considering the product’s marketing application. Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our potential future collaborators must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA, the EMA the MHRA, or other comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses.

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

Even if the trials are successfully completed, clinical data are often susceptible to varying interpretations and analyses, and we cannot guarantee that the FDA, the EMA, the MHRA, or other comparable foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit a product candidate for marketing approval. We cannot guarantee that the FDA, the EMA or other comparable foreign regulatory authorities will view our product candidates as being effective and having a favorable benefit-risk profile even if positive results are observed in clinical trials. To the extent that the results of the trials are not satisfactory to the FDA, the EMA, the MHRA, or other comparable foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

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

Our product candidates may have serious adverse, undesirable or unacceptable side effects that may delay or prevent marketing approval. If such side effects are identified during the development of our product candidates or following approval, we may need to abandon development of such product candidates, the commercial profile of any approved label may be limited, or we may be subject to other significant negative consequences following marketing approval.

Undesirable side effects that may be caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label should the candidate be approved for marketing or the delay or denial of regulatory approval by the FDA, the EMA or other comparable foreign regulatory authorities. While the data collected on our product candidates in our preclinical studies, and the early clinical trial experience with FS118, FS222, FS120, and SB 11285 to date, suggest that the candidates have generally been well-tolerated from a risk-benefit perspective, the results from future preclinical studies and clinical trials, including of our other product candidates, may not support this conclusion.

The results of our ongoing proof-of-concept Phase 2 clinical trials of FS118 and Phase 1 trials for FS222, FS120, and SB 11285, and future clinical trials of these and other product candidates may show that our product candidates cause undesirable or unacceptable side effects or even death. In such an event, our trials could be suspended or terminated and the FDA, the EMA or other comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The product-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Further, because the majority of our current product candidates are based on our modular antibody technology platform and our mAb2 technology, any adverse safety or efficacy findings related to any mAb2 product candidate or preclinical program may adversely impact the viability of our other mAb2 product candidates or preclinical programs. Any of these occurrences may harm our business, reputation, financial condition and results of operations significantly.

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

•
our reputation may suffer.

Any of these events could prevent us, our collaborators or our potential future partners from achieving or maintaining market acceptance of the affected product or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenue from the sale of our mAb2 product candidates, if approved.

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

There are many other companies that have commercialized and/or are developing immuno-oncology therapies for cancer including large biotechnology and pharmaceutical companies, such as AstraZeneca, BMS, Eli Lilly, MSD, Merck KGaA , Darmstadt, Germany (“EMD Serono”), Novartis, Pfizer, Genentech, Inc. (“Genentech”), a subsidiary of the F. Hoffmann-La Roche AG Group (“Roche”) and Sanofi. A number of companies, not limited to those above, are attempting to combine immuno-oncology antibody therapies in order to modulate two cancer pathways simultaneously. Others have developed bispecific antibodies or bispecific fusion proteins in order to leverage the effect of a combination of single-target traditional monoclonal antibodies, which we refer to as traditional antibodies, in a single molecule.

With respect to our mAb2 bispecific antibody pipeline, we are aware of several competitors using other technology methods to create bispecific antibodies to treat a variety of cancer types, including, but not limited to Genmab A/S, Inhibrx, MacroGenics, Merus, Pieris Pharmaceuticals, Hoffmann-LaRoche, Shattuck Labs, and Xencor, Inc.

With respect to our lead mAb2 product candidate, FS118, we are aware of other competing molecules targeting LAG-3 and PD-1/PD-L1 receptors. Companies pursuing a bispecific molecule directed against LAG-3 and PD-1/PD-L1 in different phases of clinical development include but are not limited to Epimab, Hoffmann-La Roche, I-mab/ABLBio, Innovent, and MacroGenics. We are also aware of other companies pursuing a combination of two traditional antibodies in different phases of clinical development, with the first one targeting PD-1/PD-L1, and the second one targeting LAG-3, which include but are not limited to: BMS, C.H. Boehringer Sohn AG & Co. KG, Nanjing Leads Biolabs/Beigene, and MSD, Novartis, and Regeneron.

With respect to our second mAb2 product candidate, FS222, we are aware of other companies pursuing bispecific antibodies targeting PD-L1 and CD137 in clinical development, which include but are not limited to: ABL Bio, Antegene, Biotheus, Genmab/BioNTech SE, Inhibrx/Elpiscience, Merus, Numab Therapeutics AG/CStone Pharmaceuticals, Pieris/Servier, and Qilu Pharmaceutical Co.. We are also aware of other companies that are pursuing a combination of two traditional antibodies in clinical development, with the first one targeting PD-1/PD-L1, and the second one targeting CD137, which include but are not limited to: Adagene, BMS, Eucure Biopharma, Hoffmann-La Roche, Lyvgen Biopharma (Suzhou)/MSD and, Pfizer.

With respect to our third mAb2 product candidate, FS120, we are aware of other companies pursuing bispecific antibodies targeting OX40 and CD137, which include but are not limited to Aptevo Therapeutics. We are also aware that Pfizer has ongoing clinical studies evaluating a combination of CD137 plus OX40 traditional antibodies.

With respect to our fourth product candidate, SB 11285, we are aware of other companies pursuing a second generation, IV administered STING agonist, in clinical development. These companies include but are not limited to: GSK, Millennium Therapeutics/ Takeda and Stingthera, Inc. Additionally, several other companies are developing a first generation and/or an intratumorally administered STING agonist in the clinic.

We anticipate that we will continue to face increasing competition as new treatments enter the market and advanced technologies become available. There can be no assurance that our competitors are not currently developing, or will not in the future develop, products that are equally or more effective or are safer or are more economically attractive than any of our current or future product candidates, or platforms and technology that are superior to our modular antibody technology platform and our mAb2 technology. Competing products or technology platforms may gain faster or greater approval or market acceptance than our products, if any, or modular antibody technology platform and medical advances or rapid technological development by competitors may result in our product candidates or modular antibody technology platform becoming non-competitive or obsolete before we are able to recover our research and development and commercialization expenses. If we, our product candidates or our modular antibody technology platform do not compete effectively, it may have a material adverse effect on our business, financial condition, and results of operations.

The regulatory approval processes of the FDA, the EMA, the MHRA, and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain marketing approval for a novel therapeutic product from the FDA, the EMA, the MHRA, and other comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, laws or regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for commercialization of any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain that approval.

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

•
The FDA, the EMA, the MHRA, or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•
we may be unable to demonstrate to the satisfaction of the FDA, the EMA, the MHRA, or other comparable foreign regulatory authorities that a mAb2 product candidate is safe, pure and potent or effective for its proposed indication(s) or that a small-molecule drug product candidate is safe and effective for its proposed indication(s);
•
the results of clinical trials may not meet the level of statistical significance required by the FDA, the EMA, the MHRA, or other comparable foreign regulatory authorities in order to support approval;
•
we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•
the FDA, the EMA, the MHRA, or other comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•
the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA or NDA, to the FDA or other equivalent marketing authorization application submissions to obtain regulatory approval in the United States, the European Union, or elsewhere;
•
upon review of our clinical trial sites and data, the FDA, the EMA, the MHRA, or comparable foreign regulatory authorities may find our record keeping or the record keeping of our clinical trial sites or investigators to be inadequate;
•
the FDA, the EMA, the MHRA, or other comparable foreign regulatory authorities may find deficiencies with or fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•
the approval policies or regulations of the FDA, the EMA, the MHRA, or other comparable foreign regulatory authorities or the laws they enforce may significantly change in a manner rendering our clinical data insufficient for approval.

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, financial condition and results of operations. The FDA, the EMA, the MHRA, and other comparable foreign regulatory authorities have substantial discretion in the approval process and determining when or whether to grant regulatory approval will be obtained for any of our product candidates, and whether to impose any conditions on such marketing approvals as described below. Even if we believe the data collected from clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA, the EMA, the MHRA, or other comparable foreign regulatory authorities.

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, if any, they may grant approval contingent on the performance of costly post-marketing clinical trials, or they may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate or with restrictive risk mitigation measures or warning language or contraindications that make the approved product more difficult or costly to commercialize. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

If we are required by the FDA to obtain approval of a companion diagnostic in connection with approval of a product candidate, and we do not obtain or face delays in obtaining FDA approval of a diagnostic device, we will not be able to commercialize the product candidate and our ability to generate revenue will be materially impaired.

According to current FDA policies, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product in an intent to treat indication, the FDA will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. Under the U.S. Federal Food, Drug, and Cosmetic Act, companion diagnostics are regulated as medical devices, and the FDA requires companion diagnostics intended to select the patients who likely will respond to cancer treatment to receive Premarket Approval (“PMA”) before being commercially distributed. The PMA application process, including the gathering of analytical and prospective clinical data and the submission to and review by the FDA, is rigorous and requires the applicant to provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, performance, good manufacturing practices, and labeling. A PMA is not guaranteed and may take considerable time, and the FDA may ultimately respond to a PMA submission with a “not approvable” determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. As a result, if we are required by the FDA to obtain approval of a companion diagnostic for a therapeutic product candidate, and we do not obtain or there are delays in obtaining FDA approval of such a diagnostic device, we may not be able to commercialize the product candidate on a timely basis or at all and our ability to generate revenue will be materially impaired.

Any product candidate for which we obtain marketing approval will be subject to extensive post-marketing regulatory requirements, which may result in significant additional expense, and could be subject to post-marketing restrictions or withdrawal from the market, and we or our partners may be subject to penalties for any failure to comply with regulatory requirements or if problems are discovered with a product after approval.

Our therapeutic product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with ongoing regulatory requirements or experiences unanticipated problems with any such approved prescription drug or biological products.

If the FDA, the EMA, the MHRA, or other comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the therapeutic product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration, as well as continued compliance with cGMP by all facilities involved in the production of the approved therapeutic product and with compliance with GCP by all collaborators in any clinical trials that we may conduct post-approval, each of which may result in significant expense. In addition, any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. The FDA, as well as its foreign regulatory counterparts, also have significant post-market authority, including the authority to require labeling changes based on new safety information.

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

If there are changes in the application of legislation, regulations or regulatory policies, or if problems are discovered with a product or our manufacture of a product, or if we or one of our distributors, licensees or co-marketers fails to comply with regulatory requirements, regulatory authorities could take various actions against the therapeutic product or against us as the product’s sponsor. These include imposing fines on us, imposing restrictions on the product or its manufacture and requiring a recall or other removal of the product from the market. The regulators could also suspend or withdraw our marketing authorizations, require us to conduct additional clinical trials or to submit additional applications for marketing authorization, or require safety updates to or otherwise change the product labeling for an approved therapeutic product. If any of these events occurs, our ability to sell such product may be impaired, and We may incur substantial additional expense to comply with regulatory requirements, which could materially adversely affect our business, financial condition and results of operations.

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

Although we believe we maintain adequate product liability insurance for our product candidates, it is possible that our liabilities could exceed our insurance coverage. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for any of our product candidates. However, we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.

Should any of the events described above occur, this could have a material adverse effect on our business, financial condition and results of operations.

Due to our limited resources and access to capital, we must, and have in the past decided to, prioritize development of certain product candidates over other potential product candidates. These decisions may prove to have been wrong and may adversely affect our ability to develop our own programs, our attractiveness as a commercial partner and may ultimately have an impact on our commercial success.

Because we have limited resources and access to capital to fund our operations, we must decide which product candidates to pursue and the amount of resources to allocate to each. Our decisions concerning the allocation of research, collaboration, management and financial resources toward particular mAb2 bispecific antibodies, product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources away from better opportunities. Similarly, our decisions to delay, terminate or collaborate with third parties in respect of certain product development programs may also prove not to be optimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the market potential of our product candidates or misreads trends in the biopharmaceutical industry our business, financial condition and results of operations could be materially adversely affected.

We may seek orphan drug designation for product candidates we develop, and we may be unsuccessful or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity if a designed product candidate is ultimately approved.

As part of our business strategy, we may seek orphan drug designation for any product candidates we develop, and we may be unsuccessful in securing such a designation. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act in the United States, the FDA may designate a drug or a biological product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards certain clinical trial costs, tax advantages and user-fee waivers.

Similarly, in Europe, the European Commission grants orphan designation after receiving the opinion of the EMA Committee for Orphan Medicinal Products on an orphan designation application. Orphan designation is intended to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the European Union and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation is granted for drugs intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug. In the European Union, orphan designation entitles a party to a number of incentives, such as protocol assistance and scientific advice specifically for designated orphan medicines, and potential fee reductions depending on the status of the sponsor.

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

In Europe, an approved orphan medicinal product is entitled to ten years of market exclusivity in all European Union member states. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities of such product. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if the similar product is established to be safer, more effective or otherwise clinically superior to the original orphan medicinal product. After five years, an EU member state can request that the period of market exclusivity be reduced to six years if it can be demonstrated that the criteria for orphan designation no longer apply and the medicine is sufficiently profitable. The period of market exclusivity may be extended for an additional two years for medicines that have also complied with an agreed PIP.

Similarly, even if we obtain orphan drug exclusivity for a product candidate that is approved for marketing in the United States, such exclusivity may not effectively protect the product candidate from competition because different therapies can be approved for the same condition and the same therapies can be approved for different conditions but used off-label. Even after an orphan drug is approved, the FDA can subsequently approve the later drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we may seek orphan drug designation for applicable indications for our current and any future product candidates, we may never receive such designations.

Accordingly, even if we do receive such designations in the United States and/or in Europe, there is no guarantee that we will enjoy the benefits of those designations.

Our approach to the discovery and development of our therapeutic treatments is based on novel technologies that are unproven and may not result in marketable products.

We plan to develop a pipeline of mAb2 product candidates using our modular antibody technology platform. We believe that mAb2 product candidates identified with our modular antibody technology platform may offer an improved therapeutic approach by creating fully formed molecules using standard antibody production technology, thereby potentially improving the binding and biological response, and reducing any need for reassembly or other post-synthesis modifications.

However, we have not, nor to our knowledge has any other company, received regulatory approval for a therapeutic that uses tetravalent bispecific IgG1 antibody technology. We cannot be certain that our approach will lead to the development of approvable or marketable products. In addition, the FDA, the EMA, the MHRA, or other comparable foreign regulatory agencies may lack experience in evaluating the safety and efficacy of products based on our mAb2 technology, which could result in a longer than expected regulatory review process, increase our expected development costs and delay or prevent commercialization of our mAb2 product candidates.

We may not be successful in our efforts to utilize our modular antibody technology platform and mAb2 technology to build a pipeline of additional mAb2 product candidates. Failure to successfully identify, develop and commercialize additional products or mAb2 product candidates could impair our ability to grow.

Although a substantial amount of our efforts will continue to focus on the preclinical studies and clinical testing and potential approval of the mAb2 product candidates in our current pipeline, a key element of our long-term growth strategy is to identify, develop and market additional products and mAb2 product candidates. Because we have limited financial and managerial resources, continuing to utilize our modular antibody technology platform and our mAb2 technology to generate mAb2 bispecific antibodies and identify mAb2 product candidates with certain advantages, such as safety and potency, beyond what would be achieved with a combination of two traditional antibodies or bispecific antibodies, will require substantial additional technical, financial and human resources, whether or not any mAb2 product candidates are ultimately identified. Our modular antibody technology platform may fail to generate mAb2 bispecific antibodies that are suitable for further development, and we may fail to correctly identify future mAb2 product candidates that have the potential to become successful products. We will need to continue to invest in improving and expanding our modular antibody technology platform and our mAb2 technology, which will require scientific expertise and substantial resources.

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

All therapeutic product candidates are prone to risks of failure typical of biopharmaceutical product development, including the possibility that a product candidate may not be suitable for clinical development as a result of its harmful side effects, limited efficacy or other characteristics that indicate that it is unlikely to be a product that will receive approval by the FDA, the EMA and other comparable foreign regulatory authorities and achieve market acceptance. If we do not successfully develop and commercialize our mAb2 biological product candidates or small-molecule STING agonist drug product candidates based upon our current platforms and technological approaches, we may not be able to obtain product or collaboration revenues in future periods, which would adversely affect our business, financial condition and results of operations.

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

In the United States, mAb2 product candidates are regulated by the FDA as biological products and we intend to seek approval for these therapeutic candidates pursuant to the BLA pathway. The BPCIA created an abbreviated pathway for the FDA approval of biosimilar biological products based on a previously licensed innovator, or reference, biological product. Under the BPCIA, an application for a biosimilar biological product cannot be approved by the FDA until 12 years after the original reference biological product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our product candidates.

We believe that any of our mAb2 product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity available to reference biological products. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider our therapeutic candidates to be reference biological products pursuant to its interpretation of the exclusivity provisions of the BPCIA, potentially creating the opportunity for follow-on biosimilar competition sooner than anticipated. Moreover, the extent to which a biosimilar product, once approved, will be substituted for any reference product in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing including whether a future competitor seeks an interchangeability designation for a biosimilar of a future approved biological products. Under the BPCIA as well as state pharmacy laws, only so-called “interchangeable” biosimilar products are considered substitutable for the reference biological product without the intervention of the healthcare provider who prescribed the original biological product. However, as with all prescribing decisions made in the context of a patient-provider relationship and a patient’s specific medical needs, healthcare providers are not restricted from prescribing biosimilar products in an off-label manner. In addition, a competitor could decide to forego the abbreviated approval pathway available for biosimilar products and to submit a full BLA for product licensure after completing its own preclinical studies and clinical trials. In such a situation, any exclusivity to which we may be eligible under the BPCIA would not prevent the competitor from marketing its biological product as soon as it is approved.

In Europe, the European Commission has granted marketing authorizations for several biosimilar products pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. In addition, companies may be developing biosimilar products in other countries that could compete with our products, if approved.

If competitors are able to obtain marketing approval for biosimilars referencing an approved our mAb2 product candidates, if approved, our future products may become subject to competition from such biosimilars, whether or not they are designated as interchangeable, with the attendant competitive pressure and potential adverse consequences. Such competitive products may be able to immediately compete with us in each indication for which its product candidates may have received approval.

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

If the FDA in the future were to approve an NDA for SB 11285 or another small-molecule drug product candidate, such a product would be expected to be designated as an RLD. Such a designation as an RLD would allow for a subsequent ANDA or 505(b)(2) NDA to rely in whole or in part on our RLD, as applicable. We cannot predict the interest of potential generic or follow-on competitors in the future market, whether someone will attempt to invalidate any period of 5-year or 3-year exclusivity that an approved small-molecule drug product candidate may receive or otherwise force the FDA to take other actions, or how quickly others may seek to come to market with competing products after any such marketing exclusivity period ends. In addition, should any such future generic or follow-on product be identified by the FDA as “therapeutically equivalent” to our relevant small-molecule drug product candidate, if or when approved and listed in the Orange Book, physicians and pharmacists consider it to be fully substitutable for our relevant RLD. By operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient. Such competitive products may be able to immediately compete with us in each indication for which its small-molecule drug product candidates may have received approval.

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

The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford products such as our product candidates, if approved. Even if we receive approval to market one or more of our product candidates in the future, our ability to achieve acceptable levels of coverage and reimbursement for such product candidates by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize and attract additional collaboration partners to invest in the development of, our product candidates. Assuming we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States, the European Union or elsewhere will be available for any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

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

The delivery of healthcare in the European Union, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than European Union, law and policy. National governments and health service providers have different priorities and approaches to the delivery of healthcare and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most European Union member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing European Union and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize any products for which we obtain marketing approval.

Moreover, increasing efforts by governmental and third-party payors in the United States, the European Union and other jurisdictions to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

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
•
product labeling or prescribing information requirements of the FDA, the EMA, the MHRA, or other comparable foreign regulatory authorities, or any risk mitigation measures that are required to be followed as part of the product’s marketing approval;
•
limitations or warnings contained in the product labeling approved by the FDA, the EMA, the MHRA, or other comparable foreign regulatory authorities, including any restrictions on concomitant use of other medications;;
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

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. Changes in regulations, statutes, or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements, (ii) additions or modifications to product labeling, (iii) the recall or discontinuation of our products, (iv) restriction on coverage, reimbursement, and pricing for our products, (v) transparency reporting obligations regarding transfers of value to healthcare professionals or (vi) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect our business, financial condition, and results of operations.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjected biological products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and biologics that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs and biologics, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased from 50% pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs and biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs or biologics to be covered under Medicare Part D.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. However, following several years of litigation in the federal courts, in June 2021, the U.S. Supreme Court upheld the ACA when it dismissed a legal challenge to the ACA’s constitutionality. Further legislative and regulatory changes under the ACA remain possible, although the new federal administration under President Biden has signaled that it plans to build on the ACA and expand the number of people who are eligible for health insurance subsidies under it. It is unknown what form any such changes or any law would take, and how or whether it may affect the biopharmaceutical industry as a whole or our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs, such as changes allowing the federal government to directly negotiate drug prices, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the health care industry in the United States.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through June 30, 2022 (a 1% sequester will apply from April 1, 2022 through June 30, 2022) due to the COVID-19 pandemic, unless additional Congressional action is taken. As another example, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020 incorporated extensive healthcare provisions and amendments to existing laws, including a requirement that all manufacturers of drugs and biological products covered under Medicare Part B report the product’s average sales price, or ASP, to Department of Health and HHS beginning on January 1, 2022, subject to enforcement via civil money penalties.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. Although a number of these and other measures may require additional authorization to become effective, Congress and the current U.S. administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. Moreover, in July 2021, President Biden issued a sweeping executive order on promoting competition in the American economy that includes several mandates pertaining to the pharmaceutical and healthcare insurance industries. Among other things, the executive order directs the FDA to work towards implementing a system for importing drugs from Canada (following on a Trump administration notice-and-comment rulemaking on Canadian drug importation that was finalized in October 2020). The Biden order also called on HHS to release a comprehensive plan to combat high prescription drug prices, and it includes several directives regarding the Federal Trade Commission’s oversight of potentially anticompetitive practices within the pharmaceutical industry. The drug pricing plan released by HHS in September 2021 in response to the executive order makes clear that the Biden Administration supports aggressive action to address rising drug prices, including allowing HHS to negotiate the cost of Medicare Part B and D drugs, but such significant changes will require either new legislation to be passed by Congress or time-consuming administrative actions. Accordingly, there remains a large amount of uncertainty regarding the federal government’s approach to making pharmaceutical treatment costs more affordable for patients.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, California requires pharmaceutical manufacturers to notify certain purchasers, including health insurers and government health plans at least 60 days before any scheduled increase in the wholesale acquisition cost (“WAC”), of their product if the increase exceeds 16%, and further requires pharmaceutical manufacturers to explain whether a change or improvement in the product necessitates such an increase. Similarly, Vermont requires pharmaceutical manufacturers to disclose price information on certain prescription drugs, and to provide notification to the state if introducing a new drug with a WAC in excess of the Medicare Part D specialty drug threshold. In December 2020, the U.S. Supreme Court also held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers, or PBMs, and other members of the healthcare and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

We expect that the ACA, the recent laws described above, and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize or product candidates, if approved. Further, it is possible that additional governmental action will be taken in response to the COVID-19 pandemic.

Outside of the United States, particularly in the European Union, the coverage status and pricing of prescription pharmaceuticals and biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. Furthermore, the requirements may differ across the European Union Member States. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed. Also, at national level, actions have been taken to enact transparency and anti-gift laws (similar to the U.S. Physician Payments Sunshine Act) regarding payments between pharmaceutical companies and healthcare professionals.

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

•
the Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (“FCA”);
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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their implementing regulations, which impose certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information by covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information and require notification to affected individuals and regulatory authorities of certain breaches of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•
federal legislation commonly referred to as Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, chiropractors, and certain advanced non-physician healthcare practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
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

We may decide to establish our own sales and marketing capabilities and promote our product candidates if and when regulatory approval has been obtained in the United States and the major European Union countries. There are risks involved if we decide to establish our own sales and marketing capabilities or enter into arrangements with third parties to perform these services. Even if we establish sales and marketing capabilities, we may fail to launch our products effectively or to market our products effectively since we have no experience in the sales and marketing of biopharmaceutical products. In addition, recruiting and training a sales force is expensive and time consuming and could delay any product launch. In the event that any such launch is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. Factors that may inhibit our efforts to commercialize our products on our own include:

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

The COVID-19 pandemic has adversely affected many companies in the biotechnology industry and has adversely affected our business, in particular, in relation to planned and ongoing clinical trials. Other public health emergencies could also disrupt our activities and render our own or our service providers’ facilities inoperable or inaccessible and require us to curtail or cease operations.

COVID-19, a serious and sometimes fatal illness, and its variants have spread to every country in the world and throughout the United States. Many countries, as well as most states of the United States, reacted by instituting quarantines, “lockdowns” and other public health restrictions on leisure activities, work and travel. Although pandemic-related restrictions have been eased or removed in certain geographies, our business remains subject to pandemic-related controls, which may become more restrictive at any time. We rely on third-party manufacturers, distributors, information technology and software service providers, law and accounting firms, CROs, and consultants who are subject to, or may become subject to, pandemic-related controls. COVID-19 may also affect employees of third-party CROs located in affected geographies that we rely upon to carry out clinical trials. If these third parties cannot perform the services we require in a timely way and we cannot successfully implement replacements or workarounds, our business, results of operations, and financial condition could be harmed.

The continued spread of COVID-19 or variants thereof globally could adversely impact our preclinical or clinical trial operations, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. For example, similar to other biopharmaceutical companies, we may experience delays in initiating preclinical studies, enrolling our clinical trials, or dosing of patients in our clinical trials as well as in activating new trial sites. Many physicians have reduced the frequency of patient office visits and barred office visits by third parties. Many patients have postponed visits to their physicians or testing at clinical laboratories or imaging centers. Patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approvals for our product candidates, increase our operating expenses, and have a material adverse effect on our financial results. Any negative impact COVID-19 has to patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results. Also, there is a risk of corporate and other tax increases or decreases to current tax credits or reliefs as a result of government expenditures to address COVID-19, which could have a material adverse effect on our future financial results.

Additionally, timely enrollment and data collection in planned and ongoing clinical trials is dependent upon clinical trial sites that could be adversely affected by global health matters, such as pandemics. We are conducting clinical trials for our mAb2 product candidates in geographies that are currently being affected by the COVID-19. Some factors from the COVID-19 outbreak that may delay or otherwise adversely affect enrollment in the clinical trials of our mAb2 product candidates, as well as our business generally, include:

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

The Ukraine conflict may adversely affect many companies in the biotechnology industry, in particular with respect to timely enrollment and data collection in planned and ongoing clinical trials and has adversely affected our business, in particular, in relation to planned and ongoing clinical trials.

The ongoing military conflict in Ukraine could materially disrupt our clinical trials, and increase our costs in this region. Although the length and impacts of any military action are highly unpredictable, clinical trial sites in Ukraine and neighboring regions could suspend or terminate trials, and patients and physicians could be forced to evacuate or voluntarily choose to relocate far from clinical trial sites, making them unavailable. We had planned clinical trials and clinical trial sites in Ukraine. Alternative sites will take time to identify and gain approval to compensate for our clinical trial activities in Ukraine. The potential negative impacts also include interruption in global shipping affecting the transport of clinical trial materials, such as patient samples, investigational drug product and other supplies used in clinical trials.

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

Patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover the technology at issue. We cannot be certain that patents will be issued or granted with respect to applications that are currently pending, or that issued or granted patents will not later be found to be invalid or enforceable. The patent position of biopharmaceutical companies is generally uncertain because it involves complex legal and factual considerations that have in recent years been the subject of much litigation. The standards applied by the European Patent Office (“EPO”), the U.S. Patent and Trademark Office (“USPTO”), and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biopharmaceutical patents. Consequently, patents may not issue from our pending patent applications. As such, we do not know the degree of future protection that we will obtain that relates to our proprietary product candidates and modular antibody technology platform. The scope of patent protection that the EPO and the USPTO will grant with respect to the bispecific antibodies in our product pipeline is uncertain. It is possible that the EPO and the USPTO will not allow broad antibody claims that cover antibodies closely related to our mAb2 product candidates as well as the specific antibody. As a result, upon receipt of EMA or FDA approval, competitors may be free to market antibodies almost identical to ours, including biosimilar antibodies, thereby decreasing our market share. However, a competitor cannot submit to the FDA an application for a biosimilar product based on one of our products until four years following the date of approval of our “reference product,” and the FDA may not approve such a biosimilar product until 12 years from the date on which the reference product was approved, with a potential six-month extension of exclusivity if certain pediatric studies are conducted and the results are reported to the FDA.

The patent prosecution process is expensive and time-consuming, and we and our current or future licensors, licensees or collaboration partners may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our licensors, licensees or collaboration partners will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Further, the issuance, scope, validity, enforceability and commercial value of our and our current or future licensors’, licensees’ or collaboration partners’ patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our modular antibody technology platform or our product candidates, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Our competitors may be able to circumvent our patents by developing similar or alternative product candidates in a non-infringing manner. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, relating to technology that we license from or license to third parties and are reliant on our licensors, licensees or collaboration partners. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If our current or future licensors, licensees or collaboration partners fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our current or future licensors, licensees or collaboration partners are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. The patent examination process may require us or our current or future licensors, licensees or collaboration partners to narrow the scope of the claims of our or our licensors’, licensees’ or collaboration partners’ pending and future patent applications, which may limit the scope of patent protection that may be obtained.

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

We have pending patent applications at the USPTO, the EPO, and the patent offices of other foreign jurisdictions, and it is possible that we will need to defend other patents from challenges by others from time to time. Certain of our U.S. patent applications have been and may in the future be the subject of submissions of prior art by third parties. Even if patents do successfully issue, third parties may initiate an opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices, or similar proceedings challenging the validity, enforceability or scope of such patents, which may result in the patent claims being narrowed, invalidated, or held unenforceable, in whole or in part. For example, opposition proceedings at the EPO are increasingly common, and are costly and time consuming to defend. Similar proceedings are available in other patent offices around the world. It is possible that one or more of our U.S. patents may be challenged by parties who file a request for post-grant review or inter partes review or ex parte reexamination. Post-grant proceedings are increasingly common in the United States and are costly to defend. Our patent rights may not provide us with a proprietary position or competitive advantages against competitors. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, or allow third parties to commercialize our product candidates and compete directly with us, without payment to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Furthermore, even if the outcome is favorable to us, the enforcement of our intellectual property rights can be extremely expensive and time consuming.

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

If we were to initiate legal proceedings against a third party to enforce a patent relating to one of our products, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the United States or in Europe, defendant counterclaims alleging invalidity or unenforceability are commonplace. A claim for a validity challenge may be based on failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. A claim for unenforceability assertion could be an allegation that someone connected with prosecuting the patent withheld relevant information from the USPTO or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our product candidates or certain aspects of our modular antibody technology platform. Such a loss of patent protection could have a material adverse impact on our business. Interference or derivation proceedings provoked by third parties or brought by it or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to have rights licensed to us from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Further, litigation could result in substantial costs and diversion of management resources, regardless of the outcome, and this could harm our business and financial results. Patents and other intellectual property rights also will not protect our technology if competitors design around our protected technology without infringing our patents or other intellectual property rights. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock.

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

In particular, we are aware of a “method of use” patent issued in 2021 in the United States to E.R. Squibb & Sons, L.L.C. that expires in 2029, subject to the timely payment of maintenance fees and absent any patent term extension, and which includes claims directed to a method for treating cancer in a subject comprising administering to the subject an anti-LAG-3 antibody and an anti-PD-L1 antibody, which antibodies are specified in a subclaim as being in a bispecific molecule. We believe, based on our review of this U.S. patent, that the patent claims are impermissibly broad and that there would be strong arguments available to us should we decide to challenge its validity in court or USPTO post-grant proceedings, based on prior art and lack of written description and enablement for the entire scope of the claims. If we succeed in developing and obtaining regulatory approval to market our product candidate FS118 in the future, this patent, prior to its expiration, could impact our commercial plans for FS118 in the United States. We do not expect the patent to have any impact on commercialization of FS118 outside of the United States, and we do not expect the patent to impact our pre-commercial development of FS118 inside or outside of the United States. We are also aware of a “second medical use” patent issued in 2021 in Europe to BMS, which includes claims protecting until 2036 (subject to the timely payment of annual renewal fees and absent any supplementary protection certificates based on the patent) an anti-PD-1 or anti-PD-L1 antibody that inhibits PD-1 activity for use in a method for treating a subject identified as HPV positive and afflicted with a tumor derived from a HPV positive squamous cell carcinoma head and neck cancer, as well as the method comprising administering to the subject a therapeutically effective amount of the antibody. Multiple parties, including Regeneron Pharmaceuticals, Inc. and Merck Sharp and Dohme Corp, have filed oppositions at the European Patent Office challenging the validity of this European patent. We believe, based on our review of this European patent and the oppositions that have been filed, that there are strong grounds to argue that the patent is invalid due to lack of novelty and inventive step based on prior art as well as impermissible added matter and lack of sufficiency. If not revoked or amended to a form that poses no or a sufficiently reduced risk to our business, this patent, prior to its expiration, could impact our commercial plans for FS118 and FS222 in Europe, but we do not expect the patent to impact our pre-commercial development efforts. Patent litigation is costly and time-consuming and there is no assurance that we would prevail, should we initiate or defend such litigation. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that we may be subject to claims of infringement of the patent rights of third parties.

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

We are a party to license agreements, and we may in the future need to obtain additional licenses from others to advance our research and development activities or allow the commercialization of our product candidates. Our current license agreements impose, and we expect that future license agreements will impose, various development, diligence, commercialization and other obligations on us. In spite of our efforts, our current or future licensors might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize product candidates and otherwise use technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of our product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected mAb2 product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

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

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition by potential partners or customers in our markets of interest. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. If other entities use trademarks similar to ours in different jurisdictions, or have rights that are senior to ours, it could interfere with our use of our current trademarks throughout the world.

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

Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments to the FDCA, and similar legislation in Europe. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. The patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent applicable to an approved drug may be extended. Patent term extension also may be available in certain foreign countries upon regulatory approval of our product candidates. However, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension, as well as the scope of the protection during such an extension, could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner than we expect. As a result, our revenue from applicable products could be reduced, possibly materially.

We enjoy only limited geographical protection with respect to certain patents and may face difficulties in certain jurisdictions, which may diminish the value of intellectual property rights in those jurisdictions.

We often file our first patent application (i.e., priority filing) in the United Kingdom or with the USPTO. International applications under the Patent Cooperation Treaty (“PCT”), are usually filed within 12 months after the priority filing. Based on the PCT filing, national and regional patent applications may be filed in additional jurisdictions where we believe our product candidates may be marketed. We have so far not filed for patent protection in all national and regional jurisdictions where such protection may be available. In addition, we may decide to abandon national and regional patent applications before grant. Finally, the grant proceeding of each national/regional patent is an independent proceeding which may lead to situations in which applications might be refused by certain patent offices, while granted by others, and the scope of patent protection may vary for the same product candidate or technology.

Competitors may use our and our collaboration partners’ technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we and our licensors or collaboration partners have patent protection, but enforcement is not as strong as that in the United States and Europe. These products may compete with our product candidates, and our and our collaboration partners’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing with us.

The laws of some jurisdictions do not protect intellectual property rights to the same extent as the laws in the United States and Europe, and companies have encountered significant difficulties in protecting and defending such rights in such jurisdictions. If we encounter difficulties in protecting, or are otherwise precluded from effectively protecting, the intellectual property rights important for our business in such jurisdictions, the value of these rights may be diminished, and we may face additional competition from others in those jurisdictions.

Some countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, some countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patents. If we or any of our licensors are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business and results of operations may be adversely affected.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological complexity and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time-consuming and inherently uncertain. In addition, the America Invents Act (the “AIA”) has been enacted in the United States, resulting in significant changes to the U.S. patent system.

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

Periodic maintenance and annuity fees on any issued patent are due to be paid to the USPTO, the EPO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO, the EPO and various foreign governmental patent agencies require compliance with a number of procedural, documentation, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors or collaboration partners fail to maintain the patents and patent applications relating to our product candidates, our competitors might be able to enter the market, which would have an adverse effect on our business.

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

We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators, contracted laboratories and third-party CROs, to conduct our preclinical studies and clinical trials in accordance with applicable regulatory requirements and to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and controls only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GLP, as applicable, and GCP requirements, which are regulations and guidelines enforced by the FDA, the EMA, the MHRA, and other comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce these GLPs and GCPs through periodic inspections of laboratories conducting GLP studies, and clinical trial sponsors, principal investigators, CROs, and trial sites when auditing for GCP compliance. If we, our investigators or any of our CROs or contracted laboratories fail to comply with applicable GLPs and GCP, as applicable, the data generated in our preclinical studies and clinical trials may be deemed unreliable and the FDA, the EMA, the MHRA, or other comparable foreign regulatory authorities may require us to perform additional preclinical studies or clinical trials before approving our marketing applications for our therapeutic product candidates. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our preclinical studies or clinical trials comply with applicable GLP or GCP regulations. In addition, our clinical trials must be conducted with product produced in compliance with applicable cGMP regulations. Our failure to comply with these regulations may require us to repeat preclinical studies or clinical trials, which would delay the regulatory approval process.

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

Manufacturing facilities require commissioning and validation activities to demonstrate that they operate as designed, and are subject to government inspections by the FDA, the EMA, the MHRA, and other comparable foreign regulatory authorities. If our third-party manufacturers are unable to reliably produce products to specifications acceptable to the regulatory authorities, we may not obtain or maintain the approvals we need to manufacture our product candidates. Further, manufacturing facilities may fail to pass government inspections prior to or after the commercial launch of our product candidates, which would cause significant delays and additional costs required to remediate any deficiencies identified by the regulatory authorities. Any of these challenges could delay completion of clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects.

We cannot assure you that manufacturing problems, including supply chain disruptions of any of mAb2 product candidates or other products will not occur in the future. Any delay or interruption in the supply of preclinical or clinical trial supplies, including any delays arising from circumstances related to the COVID-19 pandemic, could delay the completion of these trials, increase the costs associated with maintaining these trial programs or require bridging clinical trials or the repetition of one or more clinical trials or even terminate trials completely.

In addition, as product candidates are developed through preclinical studies to later-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Any of these changes could cause our current product candidates or any future product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional testing, or notification to, or approval by the FDA, the EMA, the MHRA, or comparable foreign regulatory authorities. This could delay completion of clinical trials, require the conduct of bridging clinical trials or studies, require the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our current product candidates and any future product candidates and/or jeopardize our ability to commence product sales and generate revenue.

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

We do not currently have the infrastructure or capability internally to manufacture our product candidates for use in the conduct of our preclinical studies and clinical trials or for commercial supply if our products are approved. We rely on, and expect to continue to rely on, CMOs. We currently rely mainly on a few CMOs for the manufacturing of our product candidates. Any replacement of our CMOs could require significant effort and expertise because there may be a limited number of qualified CMOs. Reliance on third-party providers may expose us to more risk than if we were to manufacture our product candidates ourselves. We are dependent on our CMOs for the production of our product candidates in accordance with relevant regulations, such as cGMP, which includes, among other things, quality control, quality assurance and the maintenance of records and documentation. Moreover, many of the third parties with whom we contracts may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting product development activities that could harm our competitive position.

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

In complying with the applicable manufacturing regulations of the FDA, the EMA, the MHRA, and other comparable foreign regulatory authorities, we and our third-party suppliers must spend significant time, money and effort in the areas of design and development, testing, production, record-keeping and quality control to assure that the products meet applicable specifications and other regulatory requirements. The failure to comply with these requirements could result in an enforcement action against us, including the seizure of products and shutting down of production. We and any of these third-party suppliers may also be subject to audits by the FDA, the EMA, the MHRA, or other comparable foreign regulatory authorities. If any of our third-party suppliers fails to comply with cGMP or other applicable manufacturing regulations, our ability to develop and commercialize our future therapeutics products could suffer significant interruptions. We face risks inherent in relying on a single CMO, as any disruption, such as a fire, natural hazards, disease outbreaks including but not limited to the ongoing COVID-19 pandemic, or vandalism at the CMO could significantly interrupt our manufacturing capability. All of our CMOs currently do not have alternative production plans in place or disaster-recovery facilities available. In case of a disruption, we will have to establish alternative manufacturing sources. This would require substantial capital on our part, which we may not be able to obtain on commercially acceptable terms or at all. Additionally, we would likely experience months of manufacturing delays as the CMO builds or locates replacement facilities and seeks and obtains necessary regulatory approvals. If this occurs, we will be unable to satisfy manufacturing needs on a timely basis, if at all.

The manufacturing of all of our mAb2 product candidates requires using cells that are stored in a cell bank. We have one master cell bank for each product manufactured in accordance with cGMP. Working cell banks have not yet been manufactured. Half of each master cell bank is stored at a separate site so that in case of a catastrophic event at one site we believe sufficient vials of the master cell banks are left at the alternative storage site to continue manufacturing. We believe sufficient working cell banks could be produced from the vials of the master cell bank stored at a given site to assure product supply for the future. However, it is possible that we could lose multiple cell banks and have our manufacturing significantly impacted by the need to replace these cell banks, which could materially adversely affect our business, financial condition and results of operations.

We rely and expect to continue to rely on collaborative partners regarding the development of certain of our research programs and product candidates. If we are not able to maintain our current relationships or enter into new strategic relationships, our business, financial condition, commercialization prospects and results of operations may be adversely affected.

We are, and expect to continue to be, dependent on partnerships with partners relating to the development and commercialization of certain of our existing and future research programs and product candidates. We currently have collaborative research relationships with each of Janssen, AstraZeneca, Ares, Denali and Kymab for the development of certain mAb2 product candidates resulting from such collaborations. In addition, we have a clinical collaboration agreement with Roche on the use of the PD-L1 checkpoint inhibitor atezolizumab (Tecentriq®) in combination cohorts of the SB 11285 trial and with Merck & Co. on the use of PD-1 checkpoint inhibitor pembrolizumab (Keytruda®) in combination cohorts of the FS120 trial. We have, and may in the future, depending on our business strategy, continue to have discussions on potential partnering opportunities with various pharmaceutical companies. If we fail to enter into or maintain collaborations on reasonable terms or at all, our ability to develop our existing or future research programs and product candidates could be delayed, the commercial potential of our product could change, and our costs of development and commercialization could increase. Furthermore, we may find that our programs require the use of intellectual property rights held by third parties, and the growth of our business may depend in part on our ability to acquire or in-license these intellectual property rights.

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
•
we may experience delays in, or increases in the costs of, the development of our research programs and mAb2 product candidates due to the termination or expiration of collaborative research and development arrangements;
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

We face significant competition in seeking appropriate collaborative partners. Our ability to reach a definitive agreement for a partnership will depend, among other things, upon an assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed partnership and the proposed collaborator’s evaluation of a number of factors. These factors may include the design or results of preclinical studies or clinical trials, the likelihood of regulatory approval, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such mAb2 product candidate to patients, the potential of competing products, the existence of any uncertainty with respect to our ownership of technology (which can exist if there is a challenge to such ownership regardless of the merits of the challenge) and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a partnership could be more attractive than the one with us.

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay our development program or one or more of our other development programs, delay our potential commercialization, reduce the scope of any sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop mAb2 product candidates or bring them to market and generate product revenue.

Risks Related to our Business Operations, Employee Matters and Managing Growth

Our future growth and ability to compete depends on retaining our key personnel and recruiting additional qualified personnel.

Our success depends upon the continued contributions of our key management, scientific and technical personnel, many of whom have been instrumental for us and have substantial experience with our mAb2 product candidates, mAb2 technology and modular antibody technology platform. We are highly dependent upon our senior management, particularly Eliot Forster, our Chief Executive Officer, Neil Brewis, our Chief Scientific Officer, and Louis Kayitalire, our Chief Medical Officer, as well as our senior scientists and other members of our senior management team.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our shares.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares.

Our management will be required to assess the effectiveness of these controls annually. However, for as long as we are a Small Reporting Company, as defined by the SEC rules, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to certain reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

Our business is subject to economic, political, regulatory and other risks associated with international operations.

As a company based in the United Kingdom, our business is subject to risks associated with conducting business internationally. Accordingly, our future results could be harmed by a variety of factors, including:

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

Additionally, although we are based primarily in the United Kingdom, we may receive payments from our business partners in U.S. dollars, Swiss francs and euros and we regularly acquire services, consumables and materials in U.S. dollars and euros. Further, any potential future revenue may be derived from the United States, countries within the euro zone and various other countries around the world. These future revenues may also be affected by fluctuations in foreign exchange rates which may, in turn, have a significant impact on our results of operations and cash flows from period to period. As a result, to the extent we continue our expansion on a global basis, we expect that increasing portions of our revenue, cost of revenue, assets and liabilities will be affected by fluctuations in currency valuations. We may, therefore, experience economic loss and a negative impact on earnings or net assets solely as a result of currency exchange rate fluctuations.

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

If such future events were to occur and cause interruptions in our operations, it could result in a material disruption of our clinical and research and development activities and business operations. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information or making of fraudulent payments, we could incur material legal claims and liability, damage to our reputation, suffer loss or harm to our intellectual property rights, face significant financial exposure, including incurring significant costs to remediate possible injury to the affected parties and the further research, development and commercial efforts of our future mAb2 products and product candidates could be delayed.

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

Our operations are subject to anti-corruption laws, including the U.K. Bribery Act 2010 (the “Bribery Act”), the Foreign Corrupt Practices Act (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. §201, the U.S. Travel Act and other anti-corruption laws that apply in countries where we do business. The Bribery Act, the FCPA and these other laws generally prohibit us and our employees and intermediaries from authorizing, promising, offering, or providing, directly or indirectly, a financial or other advantage to government officials or other persons to induce them to improperly perform a relevant function or activity (or reward them for such behavior).

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

On June 23, 2016, the electorate in the United Kingdom voted in favor of Brexit. Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the United Kingdom from the European Union took effect on January 31, 2020, with a transition period that ended on December 31, 2020. The United Kingdom entered into a trade agreement known as the Trade and Cooperation Agreement, which was ratified on May 1, 2021, by the European Parliament. We are continuing to evaluate the potential impacts on our business of the Trade and Cooperation Agreement. The implementation of the Trade and Cooperation Agreement, and development relating to matters not covered by the Trade and Cooperation Agreement, could lead to a period of considerable uncertainty and volatility, particularly in relation to United Kingdom financial and banking markets. Weakening of economic conditions or economic uncertainties could harm our business, and if such conditions emerge in the United Kingdom or in the rest of Europe, it may have a material adverse effect on our operations.

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

We may also face new and additional regulatory costs and challenges from Brexit that could have a material adverse effect on operations. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, changes resulting from Brexit could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Following its departure from the European Union and the expiration of the transitional period, the United Kingdom recently adopted a decentralized and mutual recognition reliance procedure for marketing authorizations that allows the United Kingdom’s clinical trial regulator, the MHRA, to consider marketing authorizations granted in the European Union or the three additional European Economic Area countries. However, additional requests for information may arise and additional time may be required with respect to applications for marketing authorizations in the United Kingdom using these procedures. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

Item 1B. Unresolved Staff Comments.

Not applicable

Item 2. Properties.

Our principal operations are based in Cambridge, United Kingdom and house our office, research and development and laboratory facility space pursuant to a lease agreement that expires in 2024. A description of the primarily facilities we lease as of December 31, 2021 is included in the table below.

Leased Facilities		Square ft
Eddeva B920, Babraham Research Campus, Cambridge, UK	Corporate Headquarters	12,073
Building 730, Babraham Research Campus, Cambridge, UK	Lab Space	810

In addition, we have a virtual office agreement with Regus Management Group, LLC in Cambridge Massachusetts. We also have one additional location in Hopkinton, Massachusetts, which is leased to subtenants. We believe that existing facilities are adequate to meet our current and foreseeable requirements.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any material litigation.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on The Nasdaq Capital Market on May 6, 2016. Prior to the business combination transaction with Spring Bank and F-star Therapeutics Limited, our common stock traded under the symbol “SBPH” and following the closing of such business combination transaction on November 20, 2020, the common stock now trades under the symbol “FSTX”.

Holders of Record

As of March 1, 2022, we had 21,064,788 outstanding shares of common stock and no outstanding shares of preferred stock. As of March 1, 2022, there were approximately 141 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders.

Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Item 6. Selected Financial Data.

Not applicable.

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

Overview

F-star Therapeutics Inc (collectively with its subsidiaries, (“we") is a clinical-stage biopharmaceutical company dedicated to developing next generation immunotherapies to transform the lives of patients with cancer. We are pioneering the use of tetravalent (2+2) bispecific antibodies to create a paradigm shift in cancer therapy. We have four second generation IO therapeutics in the clinic, each directed against some of the most promising IO targets in drug development, including LAG-3 and CD137. Our proprietary antibody discovery platform is protected by an extensive intellectual property estate. We have over 500 granted patents and pending patent applications relating to our platform technology and product pipeline. We have attracted multiple partnerships with biotechnology and pharmaceutical companies targeting significant unmet needs across several disease areas, including oncology, immunology, and indications affecting the CNS with over 20 programs, based on our technology, being developed by our partners. Our goal is to offer patients better and more durable benefits than currently available immuno-oncology treatments by developing medicines that seek to block tumor immune evasion. Through our proprietary tetravalent, bispecific natural antibody (mAb²™) format, our mission is to generate highly differentiated medicines with monoclonal antibody-like manufacturability, good safety and tolerability. With four distinct binding sites in a natural human antibody format, we believe our proprietary technology will overcome many of the challenges facing current immuno-oncology therapies, including other bispecific formats, due to the strong pharmacology enabled by tetravalent bispecific binding.

Our most advanced product candidate, FS118, is currently being evaluated in proof-of-concept Phase 2 trials in PD-1/PD-L1 acquired resistance head and neck cancer patients and in CPI, NSCLC, and DLBCL patients. FS118 is a tetravalent mAb2 bispecific antibody targeting two receptors, PD-L1 and LAG-3, both of which are clinically validated targets in immuno-oncology. Phase 1 data from 43 heavily pre-treated patients with advanced cancer, who have failed PD-1/PD-L1 therapy, showed that administration of FS118 was well-tolerated with no dose limiting toxicities up to 20 mg/kg. In addition, a DCR, defined as either a complete response, partial response or stable disease, of 49% (19 out of 39) was observed in patients receiving dose levels of FS118 of 1mg/kg or greater. In acquired resistance patients, DCR was 55% (17 out of 31 patients) in patients receiving 1 mg/kg or greater and long term (more than six months) disease control was observed in six of these patients. We expect to provide an update from the proof-of-concept Phase 2 trial in PD-1/PD-L1 acquired resistance head and neck cancer patients in mid-2022. Data reported during the first half of 2021, from a randomized phase 3 trial conducted by another company in patients with previously untreated, locally advanced or metastatic melanoma provides clinical validation for the combination of LAG-3 and PD-1 inhibition. This clinical benefit in targeting PD-1 and LAG-3 gives us reason to believe that FS118 has potential to benefit patients not only with acquired resistance, but also in preventing resistance in patients receiving PD-1 monotherapy for the first time. With respect to the latter, we initiated a clinical trial of FS118 in CPI-naïve patients in biomarker enriched NSCLC and DLBCL populations in late 2021.

Our second product candidate, FS222, aims to improve outcomes particularly in patients with tumors that express low levels of PD-L1 and is a mAb2 bispecific antibody that is designed to target both the costimulatory CD137 receptor and the inhibitory PD-L1 ligand, which are co-expressed in many tumor types. The Phase 1 clinical trial evaluating FS222 in patients with advanced cancers is ongoing. We believe there is a strong rationale to combine FS222 with other anti-cancer agents, and this can be done within the Phase 1 trial. The accelerated dose titration was completed in the second half of 2021, and identification of optimal patient groups, dose and schedule is on-going. We expect to provide an update on the progress of the phase 1 trial in mid-2022 and report safety, biomarker, and preliminary efficacy data in the second half of 2022.

Our third product candidate, FS120, aims to improve checkpoint inhibitor and chemotherapy outcomes and is a mAb2 bispecific antibody that is designed to bind to and stimulate OX40 and CD137, two proteins found on the surface of T cells that both function to enhance T cell activity. We are developing FS120 alone and in combination with PD-1 therapy for the treatment of tumors where PD-1 inhibitors are approved, and which have been associated with co-expression of OX40 and

CD137 in the tumor microenvironment. The Phase 1 clinical trial in patients with advanced cancers is ongoing and we completed the accelerated dose titration phase during the second half of 2021. We are continuing further dose escalation to determine an optimal dosing regimen to initiate a combination of FS120 and the PD-1 inhibitor, pembrolizumab, in the second half of 2022. Pembrolizumab will be supplied under a clinical trial collaboration and supply agreement with Merck & Co.

SB 11285, which F-star acquired pursuant the business combination with Spring Bank, is a next generation cyclic dinucleotide STimulator of INterferon Gene (“STING”) agonist designed to improve checkpoint inhibition outcomes as an immunotherapeutic compound for the treatment of selected cancers. SB 11285 has appeared to be well tolerated both alone and in combination with atezolizumab across all dose levels tested to-date, including five dose levels as monotherapy and three dose levels as a combination. Initial analysis showed that PK were in-line with the predicted profile for rapid cellular uptake, a characteristic of second generation STING agonists. We are continuing with further dose-escalation and in parallel pursuing strategic business development opportunities for SB 11285. We expect to report an update on this trial in the second half of 2022.

Share Exchange Agreement

On November 20, 2020, we, completed our business combination (the “Transaction”) with F-star Therapeutics Limited (“F-star Ltd”) in accordance with the terms of the Share Exchange Agreement, dated July 29, 2020 (the “Exchange Agreement”), by and among us, F-star Ltd and the holders of issued shares in the capital stock of F-star Ltd and the holders of convertible notes of F-star Ltd each as set forth therein (each a “Seller”, and collectively with holders of F-star Ltd securities who subsequently became parties to the Exchange Agreement, the “Sellers”). Pursuant to the Exchange Agreement, each ordinary share of F-star Ltd outstanding immediately prior to the closing of the Transaction (the “Closing”) was exchanged by the Seller that owns such F-star Ltd shares for such number of duly authorized, validly issued, fully paid and non-assessable shares of Company common stock as is equal to the exchange ratio formula determined pursuant to the Exchange Agreement (the “Exchange Ratio”), rounded to the nearest whole share of Company common stock (after aggregating all fractional shares of Company common stock issuable to such Seller). Also, on November 20, 2020, in connection with, and prior to completion of, the Transaction, Spring Bank effected a 1-for-4 reverse stock split of its common stock (the “Reverse Stock Split”) and, following the completion of the Transaction, changed its name to F-star Therapeutics, Inc. Unless otherwise noted, all references to share amounts in this report reflect the Reverse Stock Split.

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

Immediately, following the Reverse Stock Split and the Closing, there were approximately 4,449,559 shares of Spring Bank common stock outstanding. Following the Closing, the F-star Ltd stockholders beneficially owned approximately 53.7% of the combined Company’s common stock and the existing stockholders of Spring Bank beneficially owned approximately 46.3% of our common stock outstanding. Concurrently with the execution of the Exchange Agreement, certain officers and directors of Spring Bank and F-star Ltd and certain stockholders of F-star Ltd entered into lock-up agreements (the “Lock-up Agreements”), pursuant to which they agreed to certain restrictions on transfers of any shares of our common stock for the 180-day period following the Closing, other than the shares of the Company’s common stock received in exchange for ordinary shares of F-star Ltd subscribed for in the Pre-Closing Financing and pursuant to certain other limited exceptions.

In addition, at the Closing, Spring Bank, F-star Ltd, a representative of Spring Bank stockholders prior to the Closing, and Computershare Trust Company N.A., as the Rights Agent, entered into a STING Agonist Contingent Value Rights Agreement (the “STING Agonist CVR Agreement”). Pursuant to the Exchange Agreement and the STING Agonist CVR Agreement, each pre-Reverse Stock Split share of Company common stock held by stockholders as of the record date on November 19, 2020, immediately prior to the Closing, received a dividend of one contingent value right (“STING Agonist CVR”), payable on a pre-Reverse Stock Split basis, entitling such holders to receive, in connection with certain transactions involving SB 11285 occurring on or prior to the STING Agonist CVR Expiration Date (as defined below) that result in aggregate Net Proceeds (as defined in the STING Agonist CVR Agreement) at least equal to the Target Payment Amount (as defined below): an aggregate amount equal to the greater of (i) 25% of the Net Proceeds received from all CVR Transactions (as defined in the STING Agonist CVR Agreement) and (ii) an aggregate amount equal to the product of $1.00 and the total number of shares of Company common stock outstanding as of such record date (not to exceed an aggregate amount of $18.0 million) (the “Target Payment Amount”).

The CVR payment obligation expires on the later of 18 months following the Closing or the one-year anniversary of the date of the final database lock of our current STING clinical trial (as defined in the STING Agonist CVR Agreement) (the “STING Agonist CVR Expiration Date”). The STING Agonist CVRs are not transferable, except in certain limited circumstances, are not certificated or evidenced by any instrument, do not accrue interest and are not registered with the SEC or listed for trading on any exchange. Until the STING Agonist CVR Expiration Date, subject to certain exceptions, the we are required to use commercially reasonable efforts to (a) complete the STING Trial and (b) pursue a CVR Transaction. Unless terminated earlier in accordance with its terms, the STING Agonist CVR Agreement became effective upon the Closing will continue in effect until the STING Agonist CVR Expiration Date the payment or all CVR payment amounts are paid pursuant to its terms.

At the Closing, Spring Bank, F-star Ltd, a representative of Spring Bank stockholders prior to the Closing, and Computershare Trust Company N.A., as the Rights Agent, also entered into a STING Antagonist Contingent Value Rights Agreement (the “STING Antagonist CVR Agreement”). Pursuant to the Exchange Agreement and the STING Antagonist CVR Agreement, each share of common stock held by stockholders as of November 19, 2020, immediately prior to the Closing, received a dividend of one contingent value right (“STING Antagonist CVR”) entitling such holders to receive, in connection with the execution of a potential development agreement (the “Approved Development Agreement”) and certain other transactions involving proprietary STING antagonist compound occurring on or prior to the STING Antagonist CVR Expiration Date (as defined below) equal to: 80% of all net proceeds (as defined in the STING Antagonist CVR Agreement) received by us after the Closing pursuant to (i) the Approved Development Agreement, if any, and (ii) all CVR Transactions (as defined in the STING Antagonist CVR Agreement) entered into prior to the STING Antagonist CVR Expiration Date (as defined below).

The CVR payment obligations expire on the seventh anniversary of the Closing (the “STING Antagonist CVR Expiration Date”). The STING Antagonist CVRs are not transferable, except in certain limited circumstances, are not certificated or evidenced by any instrument, do not accrue interest and are not registered with the SEC or listed for trading on any exchange. Until the STING Antagonist CVR Expiration Date, subject to certain exceptions, we are required to use commercially reasonable efforts to (a) consummate the Approved Development Agreement to the extent not entered into prior to Closing, (b) to perform the terms of the Approved Development Agreement and (c) pursue CVR Transactions. Unless terminated earlier in accordance with its terms, the STING Antagonist CVR Agreement became effective upon the Closing and will continue in effect until the STING Antagonist CVR Expiration Date or all CVR payment amounts are paid pursuant to its terms.

The acquisition-date fair value of the contingent valuation rights liability represents the future payments that are contingent upon the achievement of sale or licencing for the product candidates. The fair value of the contingent consideration acquired of $3.6million and $2.5 million as of December 31, 2021 and December 31, 2020 respectively is based on our probability-weighted discounted cash flow assessment that considers probability and timing of future payments. The fair value measurement is based on significant Level 3 unobservable inputs such as the probability of achieving a sale or licensing agreement, anticipated timelines and discount rate. Changes in the fair value of the liability will be recognized in the consolidated statement of operations and comprehensive loss until settlement.

Our common stock, which was listed on the Nasdaq Capital Market, traded through the close of business on Friday, November 20, 2020 under the ticker symbol “SBPH” and continued trading on the Nasdaq Capital Market, on a post-Reverse Stock Split adjusted basis, under the ticker symbol “FSTX” beginning on Monday, November 23, 2020. Commencing on November 23, 2020, our common stock was represented by a new CUSIP number, 30315R 107. The combined company is now based out of F-star's facilities in Cambridge, U.K. and in Cambridge, Massachusetts.

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

Impact of COVID-19 on our Business

The continued spread of the COVID-19 pandemic has been evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures.

Management continues to closely monitor the impact of the COVID-19 pandemic on all aspects of the business, including how it will impact operations and the operations of customers, vendors, and business partners. The extent to which COVID-19 impacts the future business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time, such as new information that may emerge concerning the emergence or severity of other strains of COVID-19 or the effectiveness of actions to vaccinate against or contain COVID-19 or treat its impact, among others. If we or any of the third parties with which it engages, however, were to experience shutdowns or other business disruptions, the ability to conduct business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on business, results of operations and financial condition. The estimates of the impact on our business may change based on new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national, and international markets.

Management have not identified any triggering events which would result in any significant impairment losses in the carrying values of assets as a result of the pandemic and are not aware of any specific related event or circumstance that would require management to revise estimates reflected in our consolidated financial statements.

Financial Operations Overview

License revenue

To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from product sales for the foreseeable future. Our revenue consists of collaboration revenue under our license and collaboration agreements with Ares, Denali, AstraZeneca, Janssen and others, including amounts that are recognized related to upfront payments, milestone payments, option exercise payments, and amounts due to us for research and development services. In the future, revenue may include new collaboration agreements, additional milestone payments, option exercise payments, and royalties on any net product sales under our collaborations. We expect that any revenue we generate will fluctuate from period to period as a result of the timing and amount of license, research and development services, and milestone and other payments.

Operating Expenses

Research and development costs

Research and development costs are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries, share-based compensation expense and benefits, facilities costs and laboratory supplies, depreciation, amortization and impairment expense, manufacturing expenses and external costs of outside vendors engaged to conduct preclinical development activities and clinical trials as well as the cost of licensing technology. Typically, upfront payments and milestone payments made for the licensing of technology are expensed as research and development in the period in which they are incurred, except for payments relating to intellectual property rights with future alternative use which will be expensed when the intellectual property is in use. Non-refundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

Those expenses associated with R&D and clinical costs primarily include:

•
expenses incurred under agreements with CROs as well as investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development services;
•
manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical and clinical trial materials;
•
expenses incurred for outsourced professional scientific development services;
•
costs for laboratory materials and supplies used to support our research activities;
•
allocated facilities costs, depreciation, and other expenses, which include rent and utilities;
•
up-front, milestone and management fees for maintaining licenses under our third-party licensing agreement; and
•
compensation related expenses

We recognize external R&D costs based on an evaluation of the progress to completion of specific tasks using information provided to it by its internal program managers and service providers.

Research and development activities are central to the our business models. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. As a result, we expect that research and development expenses will increase over the next several years as we increase personnel costs, initiate and conducts additional clinical trials and prepare regulatory filings related to the various product candidates.

General and administrative expenses

General and administrative expenses consist primarily of salaries, related benefits, travel, and share-based compensation expense for personnel in executive, finance, legal and administrative functions. General and administrative expenses also include facility-related costs, patent filing and prosecution costs, insurance and marketing costs and professional fees for legal, consulting, accounting, audit, tax services and costs associated with being a public company. Other expense also includes foreign currency transaction losses. We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur the costs of being a public reporting company in the United States.

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

Benefits from income tax

For the years ended December 31, 2021, and 2020, we were subject to corporate taxation in the United States, United Kingdom and Austria.

The UK-established entities have generated losses and some profits in the United Kingdom since inception and have therefore not paid significant United Kingdom corporation tax. F-star GmbH has historical losses in Austria with more recent profits, which resulted in payment of Austrian corporation tax in the period ended December 31, 2020 and none in the period ended December 31, 2021. The corporation tax benefit/ (tax) presented in the our statements of comprehensive income/(loss) represents the tax impact from its operating activities in the United States, United Kingdom and Austria, which has generated taxable income in certain periods. As the entities located in the United Kingdom carry out extensive research and development activities, they seek to benefit from the United Kingdom research and development tax credit cash rebate regime: The Small and Medium-sized Enterprises R&D Tax Credit Program (“SME Program”). Qualifying expenditures largely comprise employment costs for research staff, consumables expenses incurred under agreements with third parties that conduct research and development, preclinical activities, clinical activities and manufacturing on our behalf and certain internal overhead costs incurred as part of research projects. No research and development activities are carried out in Austria and so we are not able to utilize the research and development premium available under the Austrian corporation tax regime.

The Small and Medium-sized Enterprises research and development tax credit received in the United Kingdom permits companies to deduct an extra 130% of their qualifying costs from their yearly profit or loss, as well as the normal 100% deduction, to make a total 230% deduction. If the company is loss making it is entitled to claim a tax credit worth up to 14.5% of the surrenderable loss. To qualify for SME research & development relief companies are required to employ fewer than 500 staff and have revenue under €100.0 million or a balance sheet total of less than €86.0 million.

The U.K. Government has released draft legislation to introduce a cap on the amount of the payable credit that a qualifying loss-making SME business can receive through R&D relief in any one year. The cap would be applied to restrict payable credit claims in excess of £20,000 with effect for accounting periods beginning on or after April 2021 by reference to, broadly, three times our total employee payroll tax and social security liabilities. The draft legislation also contains an exemption which prevents the cap from applying. That exemption requires the company to be creating, or taking steps to create, intellectual property as well as having research and development expenditure in respect of connected parties which does not exceed 15% of the total claimed. We do not expect this legislation if adopted to have a material impact on its payable credit claims based on amounts currently claimed.

Research and development tax credits received in the U.K. are recorded as a reduction to research and development expenses. The U.K. research and development tax credit is payable to us after surrendering tax losses and is not dependent on current or future taxable income. As a result, it is not reflected as part of the income tax provision. If, in the future, any U.K. research and development tax credits generated are utilized to offset a corporate income tax liability in the U.K., that portion would be recorded as a benefit within the income tax provision and any refundable portion not dependent on taxable income would continue to be recorded as a reduction to research and development expenses.

Income tax benefit increased by $0.4 million from a tax benefit of $0.0 million to a tax benefit of $0.4 million in the year ended December 31, 2021. This increase is due to a $0.6 million tax benefit due to a decrease in the deferred tax liability in the year ended December 31, 2020, offset by an increase in federal and state tax charges of $0.2 million.

In the event that we generate revenues in the future, we may benefit from the United Kingdom “patent box” regime that allows profits attributable to revenues from patents or patented products to be taxed at an effective rate of 10%.

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

While our significant accounting policies are described in greater detail in Note 2 to our consolidated financial statements appearing elsewhere in the Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements

Licensing and Collaboration Revenues

Our revenues are generated primarily through license and collaboration agreements with pharmaceutical and biotechnology companies. The terms of these arrangements may include (i) the grant of intellectual property rights (IP licenses) to therapeutic drug candidates against specified targets, developed using our proprietary mAb2 bispecific antibody platform, (ii) performing research and development services to optimize the drug candidates, and (iii) the grant of options to obtain additional research and development services or licenses for additional targets, or to optimize product candidates, upon the payment of option fees.

The terms of these arrangements typically include payment to us of one or more of the following: non-refundable, upfront license fees; payments for research and development services; fees upon the exercise of options to obtain additional services or licenses; payments based upon the achievement of defined collaboration objectives; future regulatory and sales-based milestone payments; and royalties on net sales of future products.

We recognize revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606) or

ASC 606, and all subsequent amendments. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized under ASC 606, we perform the following steps:

(i)
identify the promised goods or services in the contract;
(ii)
determine whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract;
(iii)
measurement of the transaction price, including the constraint on variable consideration;
(iv)
allocation of the transaction price to the performance obligations; and
(v)
recognition of revenue when (or as) we satisfy each performance obligation.

As part of the accounting for these arrangements, we must make significant judgments, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each performance obligation.

Once a contract is determined to be within the scope of ASC 606, we assess the goods or services promised within the contract and determines those that are performance obligations. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. We assess if these options provide a material right to the customer and if so, they are considered performance obligations.

Performance obligations are promised goods or services in a contract to transfer a distinct good or service to the customer. The promised goods or services in our contracts with customers primarily consist of license rights to our intellectual property for research and development, research and development services, options to acquire additional research and development services, and options to obtain additional licenses, such as a commercialization license for a potential product candidate. Promised goods or services are considered distinct when:

(i)
the customer can benefit from the good or service on its own or together with other readily available resources; and
(ii)
the promised good or service is separately identifiable from other promises in the contract.

In assessing whether promised goods or services are distinct, we consider factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on their own and whether the required expertise is readily available. In addition, we consider whether the collaboration partner can benefit from a promise for its intended purpose without the receipt of the remaining promises, whether the value of the promise is dependent on the unsatisfied promises, whether there are other vendors that could provide the remaining promises, and whether it is separately identifiable from the remaining promises. We estimate the transaction price based on the amount of consideration the Company expects to receive for transferring the promised goods or services in the contract. The consideration may include both fixed consideration and variable consideration. At the inception of each arrangement that includes variable consideration, we evaluate the amount of the potential payments and the likelihood that the payments will be received. We utilize either the most likely amount method or expected value method to estimate variable consideration to include in the transaction price based on which method better predicts the amount of consideration expected to be received. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, we re-evaluate the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.

After the transaction price is determined it is allocated to the identified performance obligations based on the estimated standalone selling price. We must develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. We utilize key assumptions to determine the standalone selling price, which may include other comparable transactions, pricing considered in negotiating the transaction, probabilities of technical and regulatory success and the estimated costs. Certain variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated to each performance obligation are consistent with the amounts we would expect to receive for each performance obligation.

We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time based on the use of an input method.

We account for contract modifications as a separate contract if both of the following conditions are met:

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

Our collaboration revenue arrangements include the following:

Up-front License Fees: If a license is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from nonrefundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. We evaluate the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone payments: Our collaboration agreements may include development and regulatory milestones. We evaluate whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. We evaluate factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, we re-evaluate the probability of achievement of such milestones and any related constraint, and if necessary, adjusts the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenue and net loss in the period of adjustment.

Customer Options: We evaluate the customer options to obtain additional items (i.e., additional license rights) for material rights, or options to acquire additional goods or services for free or at a discount. Optional future services that reflect our standalone selling prices do not provide the customer with a material right and, therefore, are not considered performance obligations and are accounted for as separate contracts. If optional future services include a material right, they are accounted for as performance obligations. We determine an estimated standalone selling price of any material rights for the purpose of allocating the transaction price. We consider factors such as the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised or expires.

Royalties: For arrangements that include sales-based royalties, including milestone payments based on a level of sales, and the license is deemed to be the predominant item to which the royalties relate, we will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any revenue related to sales-based royalties or milestone payments based on the level of sales.

Research and Development Services: The promises under our collaboration agreements may include research and development services to be performed by us on behalf of the partner. Payments or reimbursements resulting from our research and development efforts are recognized as the services are performed and presented on a gross basis because we are the principal for such efforts.

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel and CROs to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our research and development service providers invoice us in arrears for services performed, on a predetermined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:

•
CROs in connection with performing research services on our behalf and clinical trials;
•
investigative sites or other providers in connection with clinical trials;
•
vendors in connection with preclinical and clinical development activities; and
•
vendors related to product manufacturing, development and distribution of preclinical and clinical material and supplies.

We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the pre-clinical and clinical expenses. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed, enrollment of patients, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or amount of prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period. To date, we have not made any material adjustments to our prior estimates of accrued research and development expenses.

Contingent value rights

The fair value of the contingent value rights is based on our probability-weighted discounted cash flow assessment that considers probability and timing of future payments in relation to the achievement of a sale or licensing arrangement for the STING product candidates, or the achievement of future development, regulatory and sales-based milestones in existing agreements. The fair value measurement is based on significant Level 3 unobservable inputs such as the probability of achieving a sale, licensing agreement or milestone, anticipated timelines, and discount rate. Changes in the fair value of the liability will be recognized in the consolidated statement of operations and comprehensive loss until settlement.

Share-based compensation

We account for share-based compensation in accordance with ASC 718, ‘Compensation – "Stock Compensation” (“ASC 718”). ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period in our consolidated statements of operations and comprehensive loss.

We record the expense for option awards using a graded vesting method. We account for forfeitures as they occur. For share-based awards granted to non-employee consultants, the measurement date is the date of grant. The compensation expense is then recognized over the requisite service period, which is the vesting period of the respective award.

The fair value of stock options (“options”) on the grant date is estimated using the Black-Scholes option-pricing model using the single-option approach. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions, including the option’s expected term and the price volatility of the underlying stock, to determine the fair value of the award.

Historically given the absence of an active market for the ordinary shares of F-star Ltd, the board of directors determined the estimated fair value of our equity instruments based on input from management, which utilized the most recently available independent third-party valuation, and considering a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector. Each valuation methodology includes estimates and assumptions that require judgment. These estimates and assumptions include a number of objective and subjective factors in determining the value of F-star Ltd ordinary shares at each grant date. The expected volatility for F-star Ltd was calculated based on reported volatility data for a representative group of publicly traded companies for which historical information was available. The historical volatility is calculated based on a period of time commensurate with the assumption used for the expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. F-star Ltd used the simplified method, under which the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. F-star Ltd utilized this method due to the lack of historical exercise data and the plain nature of its share-based awards.

We use the remaining contractual term for the expected life of non-employee awards. The expected dividend yield is assumed to be zero as we have never paid dividends and has no current plans to pay any dividends.

We classify share-based compensation expense in our consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020	Change
	(in thousands)
Statements of Comprehensive Loss
License revenue	$21,167	$11,256	$9,911
Operating expenses:
Research and development	28,750	14,128	14,622
General and administrative	23,131	19,513	3,618
Total operating expenses	51,881	33,641	18,240
Loss from operations	(30,714)	(22,385)	(8,329)
Other non-operating expense:
Other income (expense), net	1,240	152	1,088
Interest expense	(844)	(1,001)	157
Change in fair value of liability	(1,337)	—	(1,337)
Change in fair value of convertible debt	—	(2,386)	2,386
Total other expense, net	(941)	(3,235)	2,294
Loss before income taxes	(31,655)	(25,620)	(6,035)
Income tax benefit	372	1	371
Net loss	$(31,283)	$(25,619)	$(5,664)

License Revenue

Revenue for the year ended December 31, 2021 was $21.2 million , compared with $11.3 million for the year ended December 31, 2020. The increase of approximately $9.9 million was primarily due to the following:-

Revenue of $18.3 million was generated from upfront fees on new licensing agreements (including Janssen and AstraZeneca) in the year ended December 31, 2021. The remaining $2.9 million was primarily generated from Ares' exercise of their option to license the third molecule for which a license was granted under the 2020 License and Collaboration Agreement ("2020 LCA").

In the year ended December 31, 2020, revenue of $11.3 million consisted of $9.9 million related to licensing and R&D services provided to Ares in relation to the second molecule included in the 2020 LCA, and $1.3 million to Denali in relation to the second accepted Fcab target included in the Denali License and Collaboration Agreement.

Research and development costs

The table below summarizes our costs related to research and development expense for the year by program:

	Years Ended December 31,
	2021	2020	Change
Research and development costs by program	(in thousands)
FS118	$12,163	$3,196	$8,967
FS120	6,494	3,059	3,435
FS222	5,613	5,348	265
SB11285	3,198	194	3,004
Other	1,282	2,331	(1,049)
Total research and development costs by program	$28,750	$14,128	$14,622

Costs related to research and development for the year ended December 31, 2021 increased by approximately $14.6 million to $28.8 million from $14.1 million in the year ended December 31, 2020.

This $14.6 million increase for the year ended December 31, 2021, was primarily due to an increase in clinical CRO and clinical assay costs of $7.3 million, due to the expansion of our FS118 clinical trial into acquired resistance head and neck patients and CPI naive trial in NSCLC and DLBCL, the mono and combo SB11275 clinical trial which was acquired in the transaction with Spring Bank in November 2020, and continued progression of our FS120 and FS222 clinical programs. In addition, there was an increase of $3.2 million in manufacturing costs, $1.2 million in R&D staff costs, $1.0 million in share-based compensation expense, $0.7 million in laboratory consumables, $0.2 million in other costs and a $1.0 million decrease in the UK R&D tax incentive credit (which is recorded as a credit against R&D costs).

General and administrative expense

General and administrative expense for the year ended December 31, 2021 increased by approximately $3.6 million to $23.1 million from $19.5 million for the year ended December 31, 2020. The increase was primarily due to an increase of $2.4 million in stock based compensation expense due to new stock option grants in 2020 and 2021, an increase in director and officer insurance costs of $1.6 million as a result of becoming a public company in November 2020, an increase in facilities and IT costs of $1.0 million, mainly due to $0.6 million of facilities costs primarily associated with the two Spring Bank building leases we assumed in November 2020 (offsetting sublease income is recorded in other income) and $0.4 million for the implementation of new quality management software during the fourth quarter of 2021. These increases were offset by decreases in legal and professional fees of $0.8 million due to the costs recorded in the prior year associated with the November 20, 2020 Share Exchange Agreement transaction and a decrease in general and administrative staff costs of $0.6 million.

Other (expense) and income, net

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Other expense, net
Other income (expense), net	$1,240	$152	$1,088
Interest expense	(844)	(1,001)	157
Change in fair value of contingent value rights	(1,337)	—	(1,337)
Change in fair value of convertible notes	—	(2,386)	2,386
Total other expense, net	$(941)	$(3,235)	$2,294

Other income (expense), net for the year ended December 31, 2021 consisted of net other income of $1.2 million compared with net other income of $0.1 million for the year ended December 31, 2020, for an increase of $1.1 million additional net income. This increase is primarily due to a $1.0 million increase in foreign exchange gains, an increase in sublease income of $0.6 million due to sublease income being acquired with Spring Bank in November 2021, offset by a decrease of $0.5 million in income under the UK Coronavirus Job Retention Scheme income, as this scheme ended on September 30, 2021.

In the current period, interest expense of $0.8 million relates to term debt that was drawn down in two tranches, in April and June 2021. Interest expense of $1.0 million in the prior period related to the accrued interest on convertible notes, which were converted to equity in November 2020.

During the year ended December 31, 2021 the fair value loss of $1.3 million was due to updated assumptions in the Level 3 inputs included in the valuation model of the contingent value rights liability. In the year ended December 31, 2020 a loss of $2.4 million was incurred in relation to fair value movements in convertible notes, which were converted to equity in November 2020.

Liquidity and Capital Resources

Sources of liquidity

From our inception through December 31, 2021, we have not generated any revenue from product sales, and we have incurred significant operating losses and negative cash flows from our operations. We do not expect to generate significant revenue from sales of any products for several years, if at all.

At December 31, 2021, we had working capital (current assets less current liabilities) of $72.6 million, an accumulated deficit of $78.5 million, cash of $78.5 million and accounts payable and accrued expenses of $ 9.3 million. Our future success is dependent on our ability to successfully obtain additional working capital, obtain regulatory approval for and successfully launch and commercialize our product candidates and to ultimately attain profitable operations.

Historically, we have financed our operations primarily with proceeds from the issuance of common and convertible preferred shares, proceeds from issuances in connection with a convertible note facility, proceeds received from upfront payments and development milestone payments in connection with our collaboration arrangements, and payments received for research and development services and term debt. We expect this historical financing trend to continue if and until we are able to obtain regulatory approval for and successfully commercialize one or more of our drug candidates, although there can be no assurance that we will obtain regulatory approval or successfully commercialize any of our current or planned future drug product candidates.

Cash Flows

The following table summarizes our cash flows for each of the years presented:

	Years Ended December 31,
	2021	2020	Change
	(in thousands)
Net cash used in operating activities	$(27,267)	$(16,226)	$(11,041)
Net cash (used in) provided by investing activities	(643)	14,049	(14,692)
Net cash provided by financing activities	88,099	15,850	72,249
Effect of foreign exchange rate changes on cash	(166)	(48)	(118)
Net increase in cash	$60,023	$13,625	$46,398

Operating activities

Net cash used of $27.3 million in operating activities for the year ended December 31, 2021 consisted of the net loss of $31.3 million adjusted for changes in our operating assets and liabilities of $4.7 million and non-cash charges of $8.9 million, which primarily included share-based compensation expense of $6.9 million, interest expense of $0.1 million, depreciation and amortization of $0.6 million, changes in the fair value of the contingent value rights liability of $1.3 million. The remaining $0.3 million relates to a payment that was made to contingent value rights holders.

Net cash used of $16.2 million in operating activities for the year ended December 31, 2020 was primarily due to a net loss of $24.6 million adjusted for changes in operating assets and liabilities of $1.0 million and non-cash charges of $8.4 million. The non-cash charges included share-based compensation expense of $3.5 million, foreign exchange losses of $0.4 million, depreciation of $1.1 million, non-cash interest expense of $1.0 million relating to the convertible notes and changes in fair value of convertible notes of $2.4 million.

Investing activities

For the year ended December 31, 2021 cash used in investing activities of $0.6 million related solely to the purchase of property, plant and equipment.

$14.0 million of cash provided from investing activities for the year ended December 31, 2020 primarily consisted of $9.8 million of cash acquired on execution of the Share Exchange agreement on November 20, 2020, $5.0 million on sale of marketable securities, offset by $0.7 million for the purchase of certain intangible assets.

Financing activities

During the year ended December 31, 2021, net cash provided by financing activities was $88.1 million. This included $78.3 million raised from the issue of common stock, of which $68.7 million was generated from underwritten public offering, and $10.4 million was generated from our ATM or “at the market” offering, offset by $0.8 million in transaction expense and fees in connection with the offering. In addition, net proceeds of $9.9 million were received under the Loan and Security Agreement with Horizon and third-party debt issuance costs of $0.1 million were paid.

During the year ended December 31, 2020 net cash provided by financing activities of $15.9 million was primarily related to $15.0 million received from a private placement of common stock and $0.9 million in proceeds from the issuance of convertible notes in F-star Ltd.

Funding Requirements

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying financial statements do not reflect any adjustments relating to the recoverability and reclassifications of assets and liabilities that might be necessary if we are unable to continue as a going concern. We expect our costs and expenses to increase as we continue to develop our product candidates and progress our current clinical programs and costs associated with being a public company.

Pursuant to the requirements of Accounting Standard Codification (ASC) 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially did not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date of the financial statements included elsewhere in this Annual Report on Form 10-K, and the probability of such mitigating plans being effectively implemented, and if implemented, the probability that such mitigating plans will mitigate the substantial doubt about the entity’s ability to continue as a going concern for the one year after the date the financials statements included elsewhere in this Annual Report on Form 10-K are issued. Certain elements of our operating plan to alleviate the conditions that raise substantial doubt are outside of our control and cannot be included in management’s evaluation under the requirements of Accounting Standard Codification (ASC) 205-40.

Management believes that its existing cash and cash equivalents at December 31, 2021 will fund our current operating plan into February 2023. Should our potential mitigating plans which include additional funding through public equity, private equity, debt financing, collaboration partnerships, or other sources, not materialize, then Management would delay certain research projects and capital expenditures and eliminate certain future operating expenses to fund operations at reduced levels in order for the Company to continue as a going concern for a period of 12 months from the date the financial statements are issued.

Smaller Reporting Company Status

We are a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may take advantage of certain of the scaled disclosures available to smaller reporting companies and an exemption from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (“SOX”) regarding our internal control or financial reporting, and will be able to take advantage of these scaled disclosures and exemptions for so long as (i) our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Previously, we were an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), until December 31, 2021.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. Our cash and cash equivalents of $78.5 million as of December 31, 2021 consisted of cash and cash equivalents. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because a significant amount of the marketable securities in our investment portfolio are short-term in nature, an immediate 10% change in market interest rates would not be expected to have a material impact on the fair market value of our investment portfolio or on our financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item are set forth beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Remediation of Prior Material Weakness

In our December 31, 2020 Annual Report on Internal Control over Financial Reporting, management determined two material weaknesses existed in our internal control over financial reporting relating to (i) the lack of formal policies and procedures and sufficient complement of personnel to implement effective segregation of duties and (ii) the lack of sufficient formality and evidence of controls over key reports, contracts and spreadsheets.

The control deficiencies created a possibility that a material misstatement to our consolidated financial statements would not be prevented or detected on a timely basis, and therefore we concluded that each of the deficiencies represented a material weakness in our internal control over financial reporting, and that our internal control over financial reporting was not effective as of December 31, 2020.

Throughout the fourth quarter of 2020 and during the year ended December 31, 2021, management conducted remediations to address the material weaknesses noted above. The plan included (i) a robust analysis on our current control environment in order to revamp our existing control processes and procedures, and identify and address any potential gaps, (ii) educating control owners concerning the principles and requirements of each control, (iii) management conducting a more rigorous review process for the calculation and reporting over key reports, contracts and spreadsheets, and (iv) the hiring of additional finance and accounting personnel with appropriate expertise to perform specific functions which we believe have resulted in proper segregation of duties, implementation of improved processes and design and operation of key controls.

Through effective implementation of the Company’s remediation plan, the Company has strengthened its internal control environment and has addressed the material weaknesses that were identified at December 31, 2020. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). Based on our assessment, the Company concluded that the material weakness has been remediated as of December 31, 2021.

Attestation Report of the Registered Public Accounting Firm

As a smaller reporting company as defined in the Exchange Act, we are exempt from the auditor attestation requirements of Section 404 of SOX. As a result, our independent registered public accounting firm has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2021.

Changes in Internal Control over Financial Reporting

Other than as set forth above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance” and “Code of Business Conduct and Ethics” in our proxy statement for the 2022 annual meeting of stockholders.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in our proxy statement for the 2022 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our proxy statement for the 2022 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in our proxy statement for the 2022 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the discussion responsive thereto under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our proxy statement for the 2022 annual meeting of stockholders.

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

4.42

Form of Pontifax Warrants issued under the Loan and Security Agreement, dated September 3, 2019 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed November 1, 2019 (Commission File No. 333-234436))

4.3	Form of Amended and Restated Warrant (Pontifax) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 13, 2020 (Commission File No. 001-37718))

4.4

Form of Warrant issued under the Venture Loan and Security Agreement, by and among F-star Therapeutics, Inc., as borrower, F-star Therapeutics Limited, as guarantor, and Horizon Technology Finance Corporation, as lender and collateral agent, dated April 1, 2021 (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q filed May 17, 2021 (Commission File No. 001-37718))

4.5*	Description of Registered Securities

10.1#	2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed January 5, 2016 (Commission File No. 333-208875))

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

10.9#	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on form 10-K filed March 30, 2021 (Commission File No. 001-37718))

10.10

Spring Bank Lease Agreement between 35 Parkwood Realty LLC and Spring Bank Pharmaceuticals, Inc., dated October 4, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 5, 2017 (Commission File No. 001-37718))

10.11.1

Amendment No. 1 to Lease Agreement between 35 Parkwood Realty LLC and Spring Bank Pharmaceuticals, Inc., dated August 10, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q filed October 25, 2018 (Commission File No. 001-37718))

10.11.2

Lease Agreement between Are-Tech Square, LLC and F-star Biotechnology Ltd., dated December 31, 2018 (incorporated by reference to Exhibit 10.11.2 to the Registrant's Registration Statement on form 10-K filed March 30, 2021 (Commission File No. 001-37718))

10.11.3

Tenancy Agreement between Babraham Bioscience Technologies Limited and F-star Biotechnology Limited, dated February 14, 2018 (incorporated by reference to Exhibit 10.11.3 to the Registrant's Registration Statement on form 10-K filed March 30, 2021 (Commission File No. 001-37718))

10.12#

Executive Service Agreement, dated as of October 1, 2018, as amended July 22, 2020, by and between F-star Biotechnology Limited and Eliot Forster, Ph.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 20, 2020 (Commission File No. 001-37718))

10.13#

Consulting Agreement, dated as of May 1, 2019, by and between F-star Therapeutics LLC and Darlene Deptula-Hicks (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 20, 2020 (Commission File No. 001-37718))

10.14#

Service Agreement, dated as of July 23, 2020, by and between F-star Biotechnology Limited and Neil Brewis, Ph.D. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 20, 2020 (Commission File No. 001-37718))

10.15#

Employment Agreement, dated as of July 24, 2020, by and between F-star Therapeutics LLC and Louis Kayitalire, M.D. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 20, 2020 (Commission File No. 001-37718))

10.16#

Form of Indemnification Agreement, by and between Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 20, 2020 (Commission File No. 001-37718))

10.17

STING Agonist Contingent Value Rights Agreement, dated as of November 20, 2020, by and between Spring Bank Pharmaceuticals, Inc., F-star Therapeutics Limited, Computershare Inc., Computershare Trust Company, N.A., and the Holder Representative (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on November 20, 2020 (Commission File No. 001-37718))

10.18

STING Antagonist Contingent Value Rights Agreement, dated as of November 20, 2020, by and between Spring Bank Pharmaceuticals, Inc., F-star Therapeutics Limited, Computershare Inc., Computershare Trust Company, N.A., and the Holder Representative (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on November 20, 2020 (Commission File No. 001-37718))

10.19†

License and Collaboration Agreement, by and among F-star Gamma Limited, F-star GmbH, F-star Biotechnology Limited and Denali Therapeutics Inc., dated as of August 24, 2016 (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-4/A filed on September 30, 2020 (Commission File No. 333-248487))

10.20†

Side Letter to License and Collaboration Agreement by and among F-star Gamma Limited, F-star GmbH, F-star Biotechnology Limited and Denali Therapeutics Inc., dated May 21, 2018 (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-4/A filed on September 30, 2020 (Commission File No. 333-248487))

10.21†

Gamma Support Services Agreement, by and between F-star Biotechnology Limited and F-star Gamma Limited, dated August 24, 2016 (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-4/A filed on September 30, 2020 (Commission File No. 333-248487))

10.22†

Share Purchase Agreement, by and between Denali Therapeutics Inc. and F-star Gamma Limited, dated May 30, 2018 (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-4/A filed on September 30, 2020 (Commission File No. 333-248487))

10.23†

Agreement, by and between, Iontas Limited and F-star Beta Limited, dated March 6, 2018 (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-4/A filed on September 30, 2020 (Commission File No. 333-248487))

10.24†

Amended and Restated PD-L1 License Agreement, between F-star Beta Limited and Kymab Limited, dated as of November 26, 2018 (out-license) (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-4/A filed on September 30, 2020 (Commission File No. 333-248487))

10.25†

Amended and Restated PD-L1 License Agreement, between F-star Beta Limited and Kymab Limited, dated as of November 26, 2018 (in-license) (novated to F-star Delta November 30, 2018) (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-4/A filed on September 30, 2020 (Commission File No. 333-248487))

10.26†

License and Collaboration Agreement, between F-star Delta Limited, F-star Beta Limited, F-star Biotechnology Limited, F-star GmbH and Ares Trading S.A., dated as of May 13, 2019 (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-4/A filed on September 30, 2020 (Commission File No. 333-248487))

10.27

Form of Equity Commitment Letter, dated as of, July 29, 2020 (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-4/A filed on September 30, 2020 (Commission File No. 333-248487))

10.28*	Consulting Agreement, dated as of August 1, 2021, by and between F-star Therapeutics LLC and Darlene Deptula-Hicks

10.29

Venture Loan and Security Agreement, dated April 1, 2021, by and among F-star Therapeutics, Inc., as borrower, F-star Therapeutics Limited, as guarantor, and Horizon Technology Finance Corporation, as lender and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed May 17, 2021 (Commission File No. 001-37718))

10.30†

License Agreement between F-star Therapeutics, Inc. and AstraZeneca AB, dated July 7, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed November 10, 2021 (Commission File No. 001-37718))

10.31

Sales Agreement, dated August 13, 2021, by and between F-star Therapeutics, Inc. and SVB Leerink LLC (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-3 filed by the Registrant on August 13, 2021, Reg. (Commission File No. 333-258783)

10.32†

License and Collaboration Agreement between F-Star Therapeutics, Inc. and Janssen Biotech, Inc., dated October 19, 2021 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed November 10, 2021 (Commission File No. 001-37718))

10.33†

Side Letter, dated June 30, 2021, to (a) the License and Collaboration Agreement, dated August 24, 2016, by and among BBB Holding Ltd (f/k/a F-star Gamma Limited, DBH ), F-star Biotechnologische Forschungs- und Entwicklungsges.m.b.h. ( F-star GmbH ), F-star Biotechnology Limited ( F-star Ltd ) and Denali Therapeutics Inc. ( Denali ), as amended by the letter agreement dated February 23, 2018, the letter agreement dated May 21, 2018 and the amendment dated June 1, 2018; (b) the Amended and Restated Gamma IP License Agreement, dated August 24, 2016, between F-star Ltd and DBH, as amended by the Patent Side Letter and Buy-Out Side Letter; (c) the Gamma Support Services Agreement, dated August 24, 2016, between F-star Ltd. and DBH, as amended by Amendment No. 1 dated April 11, 2019; and (d) the Share Purchase Agreement, dated May 30, 2018, by and among the Sellers party thereto, Shareholder Representative Services LLC and Denali (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed August 13, 2021 (Commission File No. 001-37718))

10.34*#	Form of Option Agreement under the 2019 Equity Incentive Plan

10.35*#	Form of Restricted Share Grant Notice and Agreement under the 2019 Equity Incentive Plan

10.36*#	Form of Performance Share Unit Grant Notice and Agreement under the 2019 Equity Incentive Plan

10.37*#	Form of Restricted Share Unit Grant Notice and Agreement under the 2019 Equity Incentive Plan

16.1	Letter from PwC, dated April 5, 2021 (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed April 5, 2021 (Commission File No. 001-37718))

21.1*	Subsidiaries of Registrant

23.1*	Consent of RSM US LLP (PCAOB ID: 49), Independent Auditors of F-star Therapeutics, Inc

23.2*	Consent of PricewaterhouseCoopers LLP (PCAOB ID: 876), Independent registered public accounting firm of F-star Therapeutics, Inc relating to the year ended December 31, 2020.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

F-Star Therapeutics, Inc

Date:	March 15, 2022	By:	/s/ Eliot Forster, Ph.D.
Eliot Forster, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eliot Forster, Ph.D. Eliot Forster, Ph.D.	Chief Executive Officer and Chairman (principal executive officer)	March 15, 2022

/s/ Darlene Deptula-Hicks Darlene Deptula-Hicks	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 15, 2022

/s/ David Arkowitz David Arkowitz	Director	March 15, 2022

/s/ Edward Benz, Jr., M.D. Edward Benz, Jr., M.D.	Director	March 15, 2022

/s/ Nessan Bermingham, Ph.D. Nessan Bermingham, Ph.D.	Director	March 15, 2022

/s/ Todd Brady, M.D., Ph.D. Todd Brady, M.D., Ph.D.	Director	March 15, 2022

/s/ Pamela Klein, M.D. Pamela Klein, M.D.	Director	March 15, 2022

/s/ Patrick Krol. Patrick Krol	Director	March 15, 2022

/s/ Geoffrey Race Geoffrey Race	Director	March 15, 2022

Item 8. Consolidated Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

F-star Therapeutics Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of F-star Therapeutics, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of F-star Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows, for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has recorded recurring operating losses and will be required to raise additional capital to fund operations. This raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Clinical Trial Costs Accruals

The Company's clinical trial costs accrual totaled $2.8 million at December 31, 2021. As discussed in Note 2 and Note 8 to the consolidated financial statements, the Company records accruals for estimated costs incurred related to ongoing clinical trials. When analyzing the adequacy of the accruals, the Company analyzes progress of the studies or trials, including the phase of completion of events, invoices received and contracted costs. This information is obtained from third parties and its research and development personnel. Payments for these activities are based on the terms of the individual arrangements, which may differ from the timing of costs incurred.

Auditing the Company's clinical trial cost accruals was complex and judgmental, as the amounts are based on estimates of the services received related to preclinical studies and clinical trials. The estimates are based on information from a multitude of sources including contract research organizations, investigative sites, company personnel and other vendors. Also, the determination of the nature and level of services that have been received during the period requires judgment because the timing and pattern of vendor invoicing may not correspond to timing of the services provided.

Our audit procedures related to the determination of clinical trial accruals included the following, among others:

•
We tested the accuracy and completeness of the underlying data used in the estimates and evaluated the reasonableness of assumptions used by management.
•
We inspected information received by the Company from third parties, which included third parties’ estimate of costs incurred to date and corroborated the progress of clinical trial activities through discussion with the Company’s research and development personnel responsible for the projects.
•
We inspected the Company's contracts with third parties to assess the impact on amounts recorded.
•
We performed analytical procedures over fluctuations in accruals by study or trial throughout the period subject to audit and inspected subsequent invoices received from third parties to assess the impact to the accrual.

/s/ RSM US LLP

We have served as the Company’s auditor since 2021.

Boston, Massachusetts

March 15, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of F-star Therapeutics, Inc

Opinion on the Financial Statements

We have audited the consolidated balance sheet, consolidated statements of operations and comprehensive loss, of stockholders’ equity (deficit) and of cash flows of F-star Therapeutics, Inc and its subsidiaries (the “Company”) for the year ended December 31, 2020, including the related notes for the year ended December 31, 2020 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the results of operations and cash flows of the Company for the year ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred significant losses and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Cambridge, United Kingdom

March 30, 2021

We have served as the Company’s or its predecessor’s auditor from 2013 to 2021.

F-star Therapeutics Inc.

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$78,549	$18,526
Prepaid expenses and other current assets	3,879	3,976
Research and development incentives receivable	2,311	3,563
Total current assets	84,739	26,065
Property and equipment, net	887	789
Right of use asset	3,281	2,782
Goodwill	14,898	14,926
In-process research and development, net	18,765	18,986
Other long-term assets	451	61
Total assets	$123,021	$63,609
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,081	$4,597
Accrued expenses and other current liabilities	6,241	9,461
Contingent value rights	1,907	2,080
Lease obligations, current	906	539
Deferred revenue	—	300
Total current liabilities	12,135	16,977
Term debt, net	9,605	—
Lease obligations	2,723	2,622
Contingent value rights	1,694	440
Deferred tax liability	7	576
Total liabilities	26,164	20,615
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized, 10,000,000 shares at December 31, 2021 and 2020; no shares issued or outstanding at December 31, 2021 and 2020	—	—
Preferred stock, $0.00759446 par value; unlimited authorized at December 31, 2021 and 2020; no seed preferred shares issued and outstanding at December 31, 2021 and 2020	—	—
Preferred stock, $0.00759446 par value; unlimited authorized at December 31, 2021; no series A preferred shares issued and outstanding at December 31, 2021 and 2020	—	—
Common Stock, $0.0001 par value; authorized 200,000,000 shares at December 31, 2021 and 2020; 20,874,590 and 9,100,117 shares issues and outstanding at December 31, 2021 and 2010	2	1
Additional paid-in capital	176,808	91,238
Accumulated other comprehensive loss	(1,502)	(1,077)
Accumulated deficit	(78,451)	(47,168)
Total stockholders’ equity	96,857	42,994
Total liabilities and stockholders’ equity	$123,021	$63,609

The accompanying notes are an integral part of these consolidated financial statements.

F-star Therapeutics Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, Except Share and Per Share Amounts)

	Year Ended December 31,
	2021	2020
License revenue	$21,167	$11,256
Operating expenses:
Research and development	28,750	14,128
General and administrative	23,131	19,513
Total operating expenses	51,881	33,641
Loss from operations	(30,714)	(22,385)
Other non-operating (expense) income:
Other income	1,240	152
Interest expense	(844)	(1,001)
Change in fair value of contingent value rights	(1,337)	—
Change in fair value of convertible debt	—	(2,386)
Total other non-operating (expense) income, net	(941)	(3,235)
Net loss before income taxes	(31,655)	(25,620)
Income tax benefit	372	1
Net loss	$(31,283)	$(25,619)
Basic and diluted adjusted net loss per common shares	$(1.88)	$(9.69)
Weighted-average number of common shares outstanding, basic and diluted	16,647,481	2,643,175
Other comprehensive loss:
Net loss	$(31,283)	$(25,619)
Other comprehensive gain (loss):
Foreign currency translation	(425)	557
Total comprehensive loss	$(31,708)	$(25,062)

The accompanying notes are an integral part of these consolidated financial statements.

F-star Therapeutics Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

			Shareholders’ Equity (Deficit)
	Seed preferred shares	Series A preferred shares	Common Shares		Capital in Excess of	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Number	Number	Number	Value	par Value	Loss	Deficit	(Deficit)
Balance at 1 January 2020	103,611	1,441,418	4,128,441	$1	$31,718	$(1,634)	$(21,549)	$8,536
Issuance of common stock for services rendered	—	—	15,636	—	—	—	—	—
Issuance of common stock in connection with at-the-market offering, net of issuance costs	—	—	172,724	—	—	—	—	—
Issuance of common stock pursuant to vesting of restricted stock units	—	—	133,000	—	—	—	—	—
Purchase of fractional shares	—	—	(242)	—	—	—	—	—
Exchange of common stock in connection of the transaction, net of issuance costs	(103,611)	(1,441,418)	4,620,618	—	55,781	—	—	55,781
Issuance of ordinary shares for professional services	—	—	29,940	—	250	—	—	250
Equity adjustment from foreign currency translation	—	—	—	—	—	557	—	557
Net loss	—	—	—	—	—	—	(25,619)	(25,619)
Share-based compensation	—	—	—	—	3,489	—	—	3,489
Balance at December 31, 2020	—	—	9,100,117	$1	$91,238	$(1,077)	$(47,168)	$42,994
Issuance of warrants in connection with term loan	—	—	—	—	326	—	—	326
Issuance of common stock in connection with at-the-market offering, net of issuance costs	—	—	1,225,891	—	10,165	—	—	10,165
Issuance of common stock in connection with public offering, net of issuance costs	—	—	10,439,347	1	68,178	—	—	68,179
RSU vesting and stock option exercises	—	—	109,235	—	3	—	—	3
Equity adjustment from foreign currency translation	—	—	—	—	—	(425)	—	(425)
Net loss	—	—	—	—	—	—	(31,283)	(31,283)
Share-based compensation	—	—	—	—	6,898	—	—	6,898
Balance at December 31, 2021	—	—	20,874,590	$2	$176,808	$(1,502)	$(78,451)	$96,857

The accompanying notes are an integral part of these consolidated financial statements.

F-star Therapeutics Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(31,283)	$(25,619)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share based compensation expense	6,898	3,489
Foreign currency (gain) loss	(95)	338
(Gain) loss on disposal of tangible fixed assets	(9)	7
Depreciation	562	1,144
Amortization	80	—
Interest expense	71	1,002
Amortization of debt issuance costs	92	—
Fair value adjustment	1,337	2,386
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	81	621
Research and development incentives receivable	1,240	6,944
Right of use asset	969	—
Other long-term assets	(394)	—
Accounts payable	(1,499)	(2,847)
Accrued expenses and other current liabilities	(3,191)	(2,890)
Deferred revenue	(301)	(149)
Lease obligations	(1,000)	(652)
Deferred tax liability	(569)	—
Payment to contingent value rights holders	(256)	—
Net cash used in operating activities	$(27,267)	$(16,226)
Cash flows from investing activities:
Purchase of property, plant and equipment	(658)	—
Proceeds from sale of property, plant and equipment	15	—
Cash acquired with transaction	—	9,779
Proceeds from sale of marketable securities	—	5,000
Purchase of intangible assets	—	(730)
Net cash (used in) provided by investing activities	$(643)	$14,049
Cash flows from financing activities:
Proceeds from issuance of common stock	78,346	—
Proceeds received from long-term debt, net	9,845	—
Payment of debt issuance costs	(92)	—
Proceeds from issuance of convertible notes	—	850
Proceeds from private placement	—	15,000
Net cash provided by financing activities	$88,099	$15,850
Net increase in cash and cash equivalents	60,189	13,673
Effect of exchange rate changes on cash	(166)	(48)
Cash and cash equivalents at beginning of year	18,526	4,901
Cash and cash equivalents at end of year	$78,549	$18,526
Supplemental disclosure of cash flow information
Cash paid for income taxes	$276	$124
Cash paid for amounts included in the measurement of operating lease	$506	$662
Cash paid for interest	$536	$—
Supplemental disclosure of non-cash information
Fair value of net assets acquired	$—	$21,536

The accompanying notes are an integral part of these consolidated financial statements.

F-star Therapeutics Inc.

Notes to the Consolidated Financial Statements

1. Nature of the business

F-star Therapeutics Inc. is a clinical-stage biopharmaceutical company dedicated to developing next generation immunotherapies to transform the lives of patients with cancer. We are pioneering the use of tetravalent (2+2) bispecific antibodies to create a paradigm shift in cancer therapy. We have four second generation immuno-oncology (also referred to as "IO") therapeutics in the clinic, each directed against some of the most promising IO targets in drug development, including LAG-3 and CD137. Our proprietary antibody discovery platform is protected by an extensive intellectual property estate. We have attracted multiple partnerships with biotechnology and pharmaceutical companies targeting significant unmet needs across several disease areas, including oncology, immunology, and indications affecting the central nervous system (“CNS”) with over 20 programs, based on our technology, developed by our partners. Our goal is to offer patients better and more durable benefits than currently available immuno-oncology treatments by developing medicines that seek to block tumor immune evasion. Through our proprietary tetravalent, bispecific natural antibody (mAb²™) format, our mission is to generate highly differentiated medicines with monoclonal antibody-like manufacturability, good safety and tolerability.

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

Impact of COVID-19 on our Business

The continued spread of the COVID-19 pandemic has been evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures.

Management continues to closely monitor the impact of the COVID-19 pandemic on all aspects of the business, including how it will impact operations and the operations of customers, vendors, and business partners. The extent to which COVID-19 impacts the future business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time, such as new information that may emerge concerning the emergence or severity of other strains of COVID-19 or the effectiveness of actions to vaccinate against or contain COVID-19 or treat its impact, among others. If we or any of the third parties with which we engage, however, were to experience shutdowns or other business disruptions, the ability to conduct business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on business, results of operations and financial condition. The estimates of the impact on our business may change based on new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national, and international markets.

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

The accompanying consolidated financial statements include the accounts of F-star Therapeutics Inc. and its wholly owned subsidiaries: F-star Therapeutics Limited, (F-star Ltd) and F-star Therapeutics Securities Corporation.

All intercompany balances and transactions between the consolidated companies have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting years. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the fair value of the assets and liabilities acquired in the Transaction between Spring Bank and F-star Ltd, fair value of the convertible loan, the accrual for research and development expenses, revenue recognition, fair values of acquired intangible assets and impairment review of those assets, share based compensation expense, and income taxes. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed in light of reasonable changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates or assumptions.

Foreign currency and currency translation

The functional currency is the currency of the primary economic environment in which an entity’s operations are conducted. The Company and its subsidiaries operate mainly in the United Kingdom and United States. The Company’s reporting currency is the U.S dollar. The Company translates the assets and liabilities of its subsidiaries into U.S. dollar at the exchange rate in effect on the balance sheet date.

Revenues and expenses are translated at the average exchange rate in effect during each monthly period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the consolidated statements of shareholders’ equity as a component of accumulated other comprehensive loss. Translation differences resulting from the conversion from functional currency to reporting currency are included as part of the cumulative foreign currency translation adjustment, which is reported as a component of shareholders’ equity under accumulated other comprehensive loss.

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

Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other (expense) income in the consolidated statements of operations and comprehensive loss as incurred. The Company recorded a foreign exchange loss of $0.4 million and a gain of $0.6 million included in other (expense) income in the consolidated statement of operations and comprehensive loss for the years ended December 31, 2021, and 2020, respectively.

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

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. The Company had no cash equivalents on December 31, 2021, and 2020.

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

Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated in accordance with the above guidelines once placed into service. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in loss from operations. As of December 31, 2021, and 2020, there have been no significant asset retirements to date. Expenditures for repairs and maintenance that do not improve or extend the lives of the respective assets are charged to expense as incurred.

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

Business Combinations and Goodwill

Business combinations are accounted for in accordance with ASC Topic 805 “Business Combinations”. The total purchase price of an acquisition is allocated to the underlying identifiable net assets, based on their respective estimated fair values as of the acquisition date. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, probabilities of success, discount rates, and asset lives, among other items. Assets acquired and liabilities assumed are recorded at their estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Goodwill is tested for impairment at the reporting unit level annually in the fourth quarter, or more frequently when events or changes in circumstances indicate that the asset might be impaired. Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal or business climate, an adverse regulatory action or unanticipated competition. The Company has determined that it operates in a single operating segment and has a single reporting unit. To perform its quantitative test, the Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the Company measures the amount of impairment loss, if any, as the excess of the carrying value over the fair value of the reporting unit. Required annual testing of goodwill for impairment was completed as of December 31, 2021 and determined that goodwill is not impaired.

Contingent value rights

The fair value of the contingent value rights is based on the Company’s probability-weighted discounted cash flow assessment that considers probability and timing of future payments in relation to the achievement of a sale or licensing arrangement for the STING product candidates, or the achievement of future development, regulatory and sales-based milestones in existing agreements. The fair value measurement is based on significant Level 3 unobservable inputs such as the probability of achieving a sale, licensing agreement or milestone, anticipated timelines, and discount rate. Changes in the fair value of the liability will be recognized in the consolidated statement of operations and comprehensive loss until settlement.

Acquired In-Process Research and Development (IPR&D)

Acquired IPR&D represents the fair value assigned to research and development assets that the Company acquires and have not been completed at the acquisition date. The fair value of IPR&D acquired in a business combination is recorded on the consolidated balance sheets at the acquisition-date fair value and is determined by estimating the costs to develop the technology into commercially viable products, estimating the resulting revenue from the projects, and discounting the projected net cash flows to present value. Indefinite lived IPR&D is not amortized, but rather is reviewed for impairment on an annual basis or more frequently if indicators of impairment are present, until the project is completed, abandoned or transferred to a third party. The projected discounted cash flow models used to estimate the fair value of partnered assets and cost approach model used to estimate proprietary assets as part of the Company’s Indefinite lived IPR&D reflect significant assumptions regarding the estimates a market participant would make in order to evaluate a drug development asset, including the following:

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

Once brought into use, Indefinite lived IPR&D is reclassified into Long lived IPR&D assets and are amortized over their estimated useful economic lives, which is the lower of the expected royalty term or the remaining life of the relevant patents, whichever is shorter. The Company periodically reviews its Long lived IPR&D assets to determine whether events and circumstances warrant a revision to the remaining period of amortization or asset impairment.

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

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, and other current assets, research and development incentives receivable, accounts payable and term debt and accrued liabilities and other current liabilities approximate their fair values, due to their short-term nature.

Segment and geographic information

Operating segments are defined as components of a business for which separate discrete financial information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company and its chief operating decision maker, the Company’s Chief Executive Officer, view the Company’s operations and manage its business as a single operating segment. The Company operates in two geographic areas: the United Kingdom and United States.

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

The Company accounts for contracts with customers in accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"). The company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized under ASC 606, the Company performs the following steps:

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

Research and manufacturing contract costs and accruals

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

Research and development incentives and receivable

The Company, through its subsidiary in the United Kingdom, receives reimbursements of certain research and development expenditures as part of a United Kingdom government’s research and development tax reliefs program. Under the program, the Company is able to surrender trading losses that arise from qualifying research and development expenses incurred in the United Kingdom for a tax credit of up to 14.5% of the surrender able losses. Management has assessed the Company’s research and development activities and expenditures to determine which activities and expenditures are likely to be eligible under the research and development incentive program described above. At each period end, management estimates the reimbursement available to the Company based on available information at the time.

The Company recognizes income from the research and development incentives when the relevant expenditure has been incurred, the associated conditions have been satisfied and there is reasonable assurance that the reimbursement will be received. The Company records these research and development incentives as a reduction to research and development expenses in the consolidated statements of operations and comprehensive loss, as the research and development tax credits are not dependent on the Company generating future taxable income, the Company’s ongoing tax status, or tax position. The research and development incentives receivable represent an amount due in connection with the above program. The Company recorded a reduction to research and development expense of $2.2 million and $3.3 million for the years ended December 31, 2021 and 2020, respectively.

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

Share-based compensation

The Company accounts for share-based compensation in accordance with ASC 718, "Compensation – Stock Compensation”(“ASC 718”). ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period in the Company’s consolidated statements of operations and comprehensive loss.

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

Prior to November 20, 2020, given the absence of an active market for the ordinary shares of F-star Ltd, the board of directors determined the estimated fair value of the Company’s equity instruments based on input from management, which utilized the most recently available independent third-party valuation, and considering a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector. Each valuation methodology includes estimates and assumptions that require judgment. These estimates and assumptions include a number of objective and subjective factors in determining the value of F-star Ltd ordinary shares at each grant date. The expected volatility for F star Ltd was calculated based on reported volatility data for a representative group of publicly traded companies for which historical information was available. The historical volatility is calculated based on a period of time commensurate with the assumption used for the expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. F-star Ltd used the simplified method, under which the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. F-star Ltd utilized this method due to the lack of historical exercise data and the plain nature of its share-based awards.

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

Net loss per share

The Company computes net loss per share in accordance with ASC Topic 260,"Earnings Per Share”(“ASC 260”) and related guidance, which requires two calculations of net loss attributable to the Company’s shareholders per share to be disclosed: basic and diluted. Convertible preferred shares are participating securities and are included in the calculation of basic and diluted net loss per share using the two-class method. In periods where the Company reports net losses, such losses are not allocated to the convertible preferred shares for the computation of basic or diluted net loss.

Diluted net loss per share is the same as basic net loss per share for the periods in which the Company had a net loss because the inclusion of outstanding common stock equivalents would be anti-dilutive.

Reclassifications

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current presentation.

Recently issued and adopted accounting pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed below, the Company does not believe that the adoption of recently issued standards have or may have a material impact on its consolidated financial statements and disclosures.

Government assistance

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832) – Disclosures by Business Entities about Government Assistance to add annual disclosure requirements related to transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The standard is effective for annual periods beginning after December 15, 2021, with early adoption permitted. The Company adopted the new standard on January 1, 2022 and does not expect the adoption of this standard to have a significant impact on the disclosures of its consolidated financial statements.

3. Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, pre-clinical and clinical activities, recruiting management and technical staff, and securing funding via collaborations. The Company has historically funded its operations with proceeds from its collaboration arrangements, sale of equity capital, proceeds from sales of convertible notes and debt financing. As of December 31, 2021, the Company has incurred significant losses and has an accumulated deficit of $78.5 million. The Company had approximately $78.5 million in cash and cash equivalents as of December 31, 2021. The Company expects to continue to generate operating losses in the foreseeable future, particularly as the Company advances its pre-clinical activities and clinical trials for its product candidates in development. The Company plans to seek additional funding through public equity, private equity, debt financing, collaboration partnerships, or other sources. There are no assurances, however, that the Company will be successful in these endeavors.

If the Company is unable to obtain funding, the Company could be forced to delay, reduce, or eliminate its research and development programs, or reduce product candidate expansion, which could adversely affect its business prospects. Although management continues to pursue its funding plans, there is no assurance that the Company will be successful in obtaining sufficient funding to continue operations on terms acceptable to the Company, if at all. Management believes that its existing cash and cash equivalents at December 31, 2021 will fund our current operating plan into February 2023. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of the financial statements.

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

We are one segment and one reporting unit. The goodwill was primarily attributable to the access F-star Ltd gained to the Nasdaq public listing. The Company determined that the underlying goodwill and intangible assets are not deductible for tax purposes.

For the year ended December 31, 2020, the Company incurred acquisition-related expenses of approximately $4.2 million which are included in general and administrative expenses. The purchase price is allocated to the fair value of assets and liabilities acquired as follows (in thousands, except common shares and fair value per share):

Number of full common shares	4,449,559
Multiplied by fair value per share of common stock	$4.84
Purchase price	$21,535,866
Cash and cash equivalents	$9,779
Marketable securities	5,000
Prepaid expenses and other assets	935
Operating lease right of use asset	2,784
Intangible assets	4,720
Goodwill	10,451
Accounts payable, accrued expenses and other liabilities	(5,453)
Contingent value rights	(2,520)
Liability and equity based warrants	(422)
Deferred tax liability	(576)
Operating lease liability	(3,162)
Fair value of net assets acquired	$21,536

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

The Company’s consolidated net loss for the year ended December 31, 2020, included a loss of $1.7 million for Spring Bank operations since the Transaction date.

5. Property, plant and equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	2021	2020
Leasehold improvements	$154	$15
Laboratory equipment	2,227	1,788
Furniture and office equipment	162	169
	2,543	1,972
Less: Accumulated depreciation	1,656	1,183
	$887	$789

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Depreciation expense was $0.6 million and $1.1 million for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, the Company disposed of property, plant and equipment with a gross book value and accumulated depreciation of less than $0.1 million. There was no material gain or loss resulting from the disposals.

6. Goodwill and In-process Research and Development

The changes in the carrying amount of Goodwill and In-process Research and Development were as follows (in thousands):

	Indefinite-lived intangible assets		Definite-lived intangible assets
	Goodwill	In-process R&D	In-process R&D
Cost
Balance at December 31, 2019	$4,320	$17,201	$—
Capitalized	—	730	—
Acquired by the Transaction	10,451	4,720	—
Effect of changes in exchange rate used for translation	155	903	—
Balance at December 31, 2020	$14,926	$23,554	$—
Transfer	—	(4,469)	4,469
Effect of changes in exchange rate used for translation	(28)	(124)	4
Balance at December 31, 2021	$14,898	$18,961	$4,473

Amortization
Balance as at December 31, 2019	$—	$4,152	$—
Effect of changes in exchange rate used for translation	—	416	—
Balance at December 31, 2020	$—	$4,568	$—
Amortization	—	—	130
Effect of changes in exchange rate used for translation	—	(29)	—
Balance at December 31, 2021	$—	$4,539	$130

Net book value at December 31, 2021	$14,898	$14,422	$4,343
Net book value at December 31, 2020	$14,926	$18,986	$—

Definite-lived intangible assets generally are amortized using the straight-line method. The remaining weighted average amortization periods is 17 years. Amortization of intangible assets was $0.1 million and zero in the years ended December 31, 2021 and 2020, respectively. Amortization of definite-lived assets is included in Consolidated Statements of Operations and Comprehensive Loss in research and development expenses.

Estimated future amortization expense for intangible assets is as follows (in thousands):

Year
2022	$259
2023	259
2024	259
2025	259
2026	259
Thereafter	3,048
Total	$4,343

Definite-lived intangible assets are reviewed whenever events and circumstances indicate that the carrying amount may not be recoverable and remaining useful lives are appropriate. No impairment charges related to definite-lived assets were recognized in the years ended December 31, 2021 and 2020.

7. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent value rights	$—	$—	$3,601	$3,601
Warrants	$—	—	—	—
	$—	$—	$3,601	$3,601

	Fair Value Measurements as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent value rights	$—	$—	$2,520	$2,520
Warrants	$—	—	37	37
	$—	$—	$2,557	$2,557

The Company classified the contingent value rights within Level 3 because their fair values are determined using net present value techniques, based upon non-public information estimated by management. The fair value of the contingent value rights is based on the Company’s probability-weighted discounted cash flow assessment that considers probability and timing of future payments. The fair value measurement is based on significant Level 3 unobservable inputs such as the probability of achieving a sale or licensing agreement, anticipated timelines, and discount rate. The Company classified the Warrants as Level 3 because the fair values are based upon non-public information estimated by management. Further disclosure of these estimates are disclosed in Note 10 Warrants.

The following table reflects the change in the Company’s Level 3 liabilities, which consists of the liability based warrants outstanding as of December 31, 2020 through December 31, 2021 (in thousands):

	Contingent Value Rights	Warrants
Fair value of liability as of December 31, 2020	$2,520	$37
Payment to CVR holders	(256)	—
Change in fair value estimate	1,337	(37)
Balance at December 31, 2021	$3,601	$—

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and Other Current Liabilities at December 31, 2021 and 2020 were comprised of the following (in thousands):

	2021	2020
Clinical Trial Costs	$2,834	$3,394
Severance	—	1,953
Compensation and Benefits	1,819	1,361
Professional Fees	1,135	1,593
Other	453	1,160
	$6,241	$9,461

9. Term Debt

On April 1, 2021, the Company, as borrower, entered into the Loan and Security Agreement with Horizon, as lender and collateral agent for itself. The Loan and Security Agreement provides for four separate and independent $2.5 million term loans (Loan A, Loan B, Loan C, and Loan D), whereby, upon the satisfaction of all the conditions to the funding of the Term Loans, each Term Loan will be delivered by Horizon to the Company in the following manner: (i) Loan A was delivered by Horizon to the Company by April 1, 2021, (ii) Loan B was delivered by Horizon to the Company by April 1, 2021, (iii) Loan C was delivered by Horizon to the Company by June 30, 2021, and (iv) Loan D was delivered by Horizon to the Company by June 30, 2021. The Company may only use the proceeds of the Term Loans for working capital or general corporate purposes as contemplated by the Loan and Security Agreement. On April 1, 2021, the Company drew down $5 million. On June 22, 2021, the Company drew down another $5 million under this facility. The Company incurred $0.2 million of debt issuance costs and issued $0.3 million of warrants.

The term note matures on the 48-month anniversary following the funding date, therefore $5 million plus an additional fee of $0.2 million becomes due on April 1, 2025, and $5 million plus an additional fee of $0.2 million will become due on June 22, 2025. The principal balance the Term Loan bears a floating interest. The interest rate is calculated initially and, thereafter, each calendar month as the sum of (a) the per annum rate of interest from time to time published in The Wall Street Journal as contemplated by the Loan and Security Agreement, or any successor publication thereto, as the “prime rate” then in effect, plus (b) 6.25%; provided that, in the event such rate of interest is less than 3.25%, such rate shall be deemed to be 3.25% for purposes of calculating the interest rate. Interest is payable on a monthly basis based on each Term Loan principal amount outstanding the preceding month and at December 31, 2021 the effective rate applied was 13.4%.

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

Term Debt
	December 31, 2021	December 31, 2020
Term Loan A and B due April 2025	$5,000	$—
Term Loan C and D due June 2025	5,000	—
Term debt	10,000	—
Less: Unamortized deferred issuance costs	(197)	—
Less: Warrant discount and interest	(198)	—
Total debt obligations- long term	$9,605	$—

10. Warrants

During 2019, Spring Bank entered into an agreement with Pontifax Medison Finance (Israel) L.P. and Pontifax Medison Finance (Cayman) L.P., as lenders, and Pontifax Medison Finance GP, L.P warrants to purchase 62,500 shares of common stock (the “Pontifax Warrants”). The Pontifax Warrants are exercisable at $8.32 per share and expire on September 19, 2025. The Company evaluated the terms of the warrants and concluded that they should be equity-classified. At December 31, 2021, there were 62,500 warrants outstanding.

In connection with the entry into the Loan and Security Agreement (refer to Note 9), the Company has issued to Horizon warrants to purchase an aggregate number of shares of the Company’s common stock in an amount equal to $100,000 divided by the exercise price for each respective warrant. The warrants, which are exercisable for an aggregate of 42,236 shares, will be exercisable for a period of seven years at a per-share exercise price of $9.47, which is equal to the 10-day average closing price prior to January 15, 2021, the date on which the term sheet relating to the Loan and Security Agreement was entered into, subject to certain adjustments as specified in the warrant. At December 31, 2021, there were 42,236 warrants outstanding

A summary of the warrant activity for the Company since December 31, 2020 to the year ended December 31, 2021 is as follows:

Warrants
Warrants outstanding as of December 31, 2020	144,384
Issued	42,236
Exercised	(71,047)
Expired	(10,837)
Outstanding at December 31, 2022	104,736

11. Stock Option Plans

Incentive Plans

2019 Equity Incentive plan

On June 14, 2019, the F-star Ltd board of directors and shareholders approved the 2019 Equity Incentive Plan (or the “2019 Plan”). As of December 31, 2020 there were 33,778 shares available for issuance. On January 1, 2021, pursuant to the evergreen provision of the 2019 Plan, the 2019 Plan was increased by 364,005 to 397,783 shares available for issuance under the 2019 plan.

Awards granted under the 2019 Plan generally vest over a four-year service period with 25% or 28% of the award vesting on the first anniversary of the commencement date and the balance vesting monthly over the remaining three years. Awards generally expire 10 years from the date of the grant. For certain senior members of management and directors, the board of directors approved an alternative vesting schedule. As of December 31, 2021, there were 79,242 shares available for issuance under the 2019 Plan.

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

Pursuant to the Exchange Agreement, all outstanding options to purchase Company common stock were accelerated immediately prior to the Closing and each outstanding option with an exercise price less than the trading price of the Company common stock as of the close of trading on the Closing Date was exercised in full and all other outstanding options to purchase Company common stock were cancelled effective as of the Closing Date. As of December 31, 2021, the Company had 101,583 shares available for issuance under the Amended and Restated 2015 Plan.

Stock option valuation

The fair value of stock option grants is estimated using the Black-Scholes option-pricing model with the following assumptions:.

	2021	2020
Risk-free interest rate	0.42% - 1.34%	0.17% - 0.42%
Expected volatility	97.18% - 98.96%	82.8% - 98.3%
Expected dividend yield	—%	—%
Expected life (in years)	6.1	5.1

Expected Term—The expected term represents management’s best estimate for the options to be exercised by option holders.

Volatility—Since F-star Ltd did not have a trading history for its common stock, the expected volatility was derived from the historical stock volatilities of comparable peer public companies within its industry that are considered to be comparable to F-star Ltd business over a period equivalent to the expected term of the share-based awards. After the closing of the Transaction, the volatility of the Company’s Common Stock is used to determine volatility of the share-based awards at grant date.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the share-based awards’ expected term.

Dividend Rate—The expected dividend is zero as the Company has not paid nor does it anticipate paying any dividends on its common stock in the foreseeable future.

Fair Value of Common Stock— Prior to the Transaction on November 20, 2020, F-star Ltd estimated fair value used three different methodologies, the income approach, the market approach and cost approach. The income approach uses the estimated present value of economic benefits. The market approach exams observable market values for similar assets or securities. The cost approach uses the concept of replacement cost as an indicator of value and the notion that an investor would pay no more for an asset that what it would cost to replace the asset with one of equal utility. After the closing of the Transaction, the fair value of the Company’s Common Stock is used to estimate the fair value of the share-based awards at grant date.

Stock option activity
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance on December 31, 2020	533,599	$3.33	9.30	$8,494
Granted	646,886	7.68	10	(1,129)
Exercised	(20,947)	0.12	8	521
Forfeited	(61,404)	5.94	9	218
Outstanding as of December 31, 2021	1,098,134	$5.80	8.76	$5,808
Options exercisable at December 31, 2021	331,299	$5.88	8.32	$3,075

The weighted average grant date fair value of options granted during the year ended December 31, 2021 and 2020, was $5.94 and $14.45 per share, respectively. The total fair value of options vested during the years ended December 31, 2021, and 2019, was $4.7 million and $2.0 million, respectively.

Restricted Stock Unit

The following table summarizes the movement in the number of Restricted Stock Units (RSU) issued by the Company under the Amended and Restated 2015 Plan during the year ended December 31, 2021.

RSU Activity
	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total nonvested units at December 31, 2020	69,749	$11.73
Granted	310,385	8.57
Vested	(88,248)	9.46
Total nonvested units at December 31, 2021	291,886	$9.06

The vesting for the RSUs occurs either immediately, after one year or after four years. For the years ended December 31, 2021 and December 31, 2020, the Company recognized approximately $2.2 million and $0.3 million expense related to the time-based RSUs respectively.

Share-based compensation

The Company recorded share-based compensation expense in the following expense categories for the year ended December 31, 2021 and 2020 of its consolidated statements of operations and comprehensive loss (in thousands):

	2021	2020
Research and development expenses	$1,722	$684
General and administrative expenses	5,176	2,805
	$6,898	$3,489

As of December 31, 2021, and 2020, the total unrecognized compensation cost relating to unvested options granted was $3.3 million and $5.1 million, respectively, which is expected to be realized over a period of 2.6 years and 3.2 years, respectively. The Company will issue shares upon exercise of options from shares reserved under the Plan.

As of December 31, 2021, and 2020, the total unrecognized compensation cost relating to RSUs was $1.1 million and $0.6 million, which is expected to be realized over a period of 2.7 years and 3.5 years, respectively. The Company will issue shares upon vesting of RSUs under the Plan.

12. Significant agreements

License and Collaboration agreements

For the years ended December 31, 2021 and 2020, the Company had License and Collaboration agreements (“LCA”s) with Ares Trading S.A. ("Ares"), an affiliate of Merck KGaA, Darmstadt, Germany, Denali Therapeutics Inc ("Denali"), Janssen Biotech, Inc. (“Janssen”), one of the Janssen Pharmaceutical Companies of Johnson & Johnson and AstraZeneca AB (“AstraZeneca”). The following table summarizes the revenue recognized in the Company’s consolidated statements of operations and comprehensive loss from these arrangements, (in thousands):

	Year Ended December 31,
	2021	2020
Collaboration revenues
Ares (Switzerland)	$2,800	$9,930
Denali (US)	117	1,326
AstraZeneca (Sweden)	500	—
Janssen (US)	17,500	—
Other (UK)	250	—
Total collaboration revenues	$21,167	$11,256

2019 License and collaboration agreement with Ares Trading S.A.

Summary

On May 14, 2019, the Company entered into a licensing and collaboration agreement ("2019 LCA") with Ares, pursuant to which the Company granted the option to enter into a worldwide, exclusive license to certain patents and know-how to develop, manufacture and commercialize two separate mAb2 antibody products that each contain a specific Fcab and a Fab target pair (each a licensed product).

For the exclusive rights granted in relation to the first molecule, an option fee of $11.1 million was paid by Ares to the Company. Following receipt of the option fee, Ares became responsible for the development of the molecule and development, regulatory and sales-based royalties become payable to Company upon achievement of specified events.

On July 15, 2020, a deed of amendment (the “2020 Amendment”) was entered into in respect of the 2019 LCA. The 2020 Amendment had two main purposes (i) to grant additional options to acquire intellectual property rights for a third and fourth molecule; and (ii) to allow Ares to exercise its option early to acquire intellectual property rights to the second molecule included in the 2019 LCA as well as to terminate the research and development services. On execution of the amendment, an option fee of $8.5 million was paid by Ares to the Company to acquire rights to the second molecule.

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

Revenue recognition

Management has considered the performance obligations identified in the Ares LCA and concluded that where research and development services are supplied to the customer in relation to a specific molcule the option for the grant of intellectual property rights is not distinct from the provision of research and development services, as the services would significantly modify the early-stage intellectual property. As a result, the option for the grant of intellectual property rights and the provision of research and development services has been combined into a single performance obligation for the second molcule included in the 2019 LCA. The Company recognized revenue related to this molecule using the cost-to-cost method, which it believes best depicted the transfer of control of the services to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation.

The total transaction price for the 2019 LCA, was determined as $15.4 million at inception of the contract, consisting of the upfront payment, was effectively a licensing fee for the first molecule and research and development services for the second molecule. Variable consideration to be paid to the company upon reaching certain milestones had been excluded from the calculation, as at the inception of the contract, it was not probable that a significant reversal of revenue recognized would not occur in a subsequent reporting period.

There were two components identified in the 2020 Amendment, each of which was accounted for as a separate performance obligation. The first component, the grant of the additional options to acquire intellectual property rights for the third and fourth molecule, was deemed to be distinct, as the customer can benefit from it on its own, and it is independent of the delivery of other performance obligations in the 2019 LCA. The initial transaction price of the amendment was deemed by management to be zero at inception.

The second component, which allowed the customer to exercise its option to acquire intellectual property rights to the second molecule early, is considered to be a modification of the 2019 LCA. This is because the option is not independent of the research and development services provided under the 2019 LCA, and therefore the goods and services are not distinct. All performance obligations under the May 13, 2019 agreement in respect of the second molecule were deemed to have been fully satisfied on July 15, 2020. The Company updated the transaction price to $22.4 million on inception of the amendment, due to the addition of $8.5 million for the option exercise for the second molecule and a reduction in research and development services of $1.5 million, due to the early termination of the services.

During the year ended December 31, 2020, $9.9 million was recognized over time in respect of the single performance obligation relating to the second molecule, which consisted of the $8.5 million option exercise fee and $1.4 million in research and development services.

During the year ended December 31, 2021, Ares provided notice of its intention to exercise its option granted under the 2020 Amendment to acquire the intellectual property rights for the third molecule, and $2.7 million was recognized at a point in time in respect of the option exercise.

On January 3, 2022, Ares provided notice of its intention to exercise its option granted under the 2020 Amendment to acquire the intellectual property rights for the fourth molecule. An option fee of $2.6 million is payable upon option exercise.

License and collaboration agreement with Denali Therapeutics Inc.

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

The initial transaction price for first Accepted Fcab Target was deemed to be $7.1 million consisting of $5.0 million for the grant of intellectual property rights and $2.1 million for R&D services. The initial transaction price for the second Accepted Fcab target was $5.1 million, consisting of $3.0 million for the grant of intellectual property rights and $2.1 million for R&D services. During the year ended December 31, 2019, the transaction price for the first Accepted Fcab was increased to $8.6 million due to achievement of a $1.5 million milestone that on initial recognition of the Denali LCA was not included in the transaction price, as it was not deemed probable that a reversal would not occur in a future reporting period.

All performance obligations were deemed to have been fully satisfied during the year ended December 31, 2019 in respect of the first Accepted Fcab Target, and during the three months ended March 30, 2021 in respect of the second Accepted Fcab Target. As a result, no revenue was recognized in respect of the first accepted target for the years ended December 31, 2021 and 2020. In respect of the second Accepted Fcab Target for the years ended December 31, 2021 and 2020, the Company recognized $0.1 million and $1.3 million, respectively.

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

For the exclusive rights granted, an initial upfront fee of $0.5 million was paid by AstraZeneca to the Company during the three months ended September 2021. The Company is entitled to receive additional contingent near-term preclinical milestones of $11.5 million, plus maximum contingent payments that relate to certain defined development and regulatory milestones of $85.0 million and commercial milestones of $221.3 million, as well as royalty payments based upon a single digit percentage on net sales of products developed. Pursuant to the STING Antagonist CVR Agreement, 80% of net proceeds received the Company under the License Agreement with AstraZeneca will be payable, pursuant to the Exchange Agreement, to common stockholders of Spring Bank as of November 19, 2020, immediately prior to the Closing of the transaction.

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

In the year ended December 31, 2021, the Company recorded revenue of $0.5 million in respect of this contract.

2021 License and Collaboration Agreement with Janssen Biotech, Inc.

On October 19, 2021, we entered into a license and collaboration agreement (the “Janssen Agreement”) with Janssen Biotech, Inc., one of the Janssen Pharmaceutical Companies of Johnson & Johnson. The Janssen Agreement was facilitated by Johnson & Johnson Innovation.

Under the Janssen Agreement, Janssen received a worldwide exclusive license to research, develop and the option to commercialize up to five novel bispecific antibodies directed to Janssen therapeutic targets using F-star’s proprietary Fcab and mAb2 platforms. Janssen is responsible for all research, development, and commercialization activities under the agreement.

F-star received or is entitled to receive upfront fees of $17.5 million, and near-term fees and potential further milestones of up to $1.35 billion. F-star is also eligible to receive potential tiered mid-single digit royalties on annual net sales of any products that receive regulatory approval and are commercialized using the licensed technology.

Revenue recognition

The Company assessed the arrangement in accordance with ASC 606 and concluded that Janssen is a customer based on the arrangement structure. The Company identified a single performance obligation under the arrangement consisting of the grant of intellectual property rights at the inception of the contract. There are no R&D services included in the arrangement or needed for Janssen to use the technology.

Revenue is recognized as functional IP, at the point in time control of the license is transferred.

The Company determined that the transaction price at the onset of the arrangement is the total upfront payment received in the amount of $17.5 million. The transaction price was allocated to the single performance obligation, which was deemed to be fully satisfied upon the grant of intellectual property rights, and therefore the initial upfront fee was recognized at a point in time. Separately, we also identified customer options, which include our obligations to grant an additional 18-month period to the research license granted at contract inception and to grant exploitation licenses for up to five Subject mAb2 molecules. These options do not represent a material right, as they are not offered at a significant and incremental discount and will be recorded as separate contracts when and if they are executed.

In the year ended December 31, 2021, the Company recorded revenue of $17.5 million in respect of this contract.

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

The following table presents changes in the balances of the Company’s contract assets and liabilities (in thousands):

Year ended December 31, 2021	Balance at beginning of year	Additions	Recognized	Impact of exchange rates	Balance at end of year
Contract liabilities:
Ares collaboration	$37	$—	$(37)	$—	$—
Denali collaboration	263	—	(263)	—	—
Total deferred revenue	$300	$—	$(300)	$—	$—

Year ended December 31, 2020	Balance at beginning of year	Additions	Recognized	Impact of exchange rates	Balance at end of year
Contract liabilities:
Ares collaboration	$33	$37	$(33)	$—	$37
Denali collaboration	409	—	(151)	5	263
Total deferred revenue	$442	$37	$(184)	$5	$300

During the years ended December 31, 2021, and 2020, all revenue recognized by the Company as a result of changes in the contract liability balances in the respective periods was based on proportional performance. As at the year ended December 31, 2021 all the service components of these contracts were complete.

13. Other income (expense)

The following table presents the components of other income and expense (in thousands):

	Year Ended December 31,
	2021	2020
Sublease income	$651	$60
Coronavirus Job Retention Scheme income	—	507
Foreign exchange gains (losses)	589	(415)
	$1,240	$152

14. Income Taxes

For the years ended December 31, 2021, and 2020, the Company recognized a total income tax benefit of $0.4 million and $1.0 thousand, respectively. The Company is subject to corporate taxation in the United Kingdom, United States and Austria. The Company’s income tax benefit in the year ended December 31, 2021 is mainly the result of changes in the deferred tax liability offset by US federal, state taxes and foreign tax charges. The income tax benefit in the year ended December 31, 2020 is mainly the result of US federal branch taxes and a prior year adjustment in Austria. The components of net (loss)/profit before tax provision from income taxes are as follows (in thousands):

	Year Ended December 31,
	2021	2020
United Kingdom	$(18,416)	$(24,490)
Austria	926	315
United States	(14,165)	(1,445)
Total	$(31,655)	$(25,620)

The components of the benefit for income taxes are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Federal	$(112)	$(41)
State	(52)	—
Foreign	(33)	42
Total current income tax (provision) benefit	(197)	1
Total deferred income tax (benefit)	569	—
Total benefit from income taxes	$372	$1

The Company is subject to the corporate tax rate in the United States, United Kingdom and Austria. In the year ended December 31, 2021 the Company was subject to the rate of corporate tax in the United States (21%) due to the ultimate parent entity (FTI) being US-domiciled. The Finance Bill 2021 had its third reading on May 24, 2021 and is now considered to be substantively enacted. This means that the 25% main rate of UK corporation tax and marginal relief will be relevant for any asset sale or timing differences expected to reverse on or after April 1, 2023.

The following table summarizes a reconciliation of income tax benefit compared with the amounts at the United States statutory income tax rate:

	Year Ended December 31,
	2021	2020
Income tax (provision) benefit at statutory rate	21.0%	21.0%
Reduction of NOL carryforwards related to Sec 382 limitaions	(36.7)%	—
Permanent items	(4.2)%	(9.4)%
Net losses surrendered for U.K. R&D tax credit	(0.6)%	(4.6)%
Change in the UK tax rate	4.7%	—
State tax, net of federal benefit	(9.1)%	—
Other	(3.2)%	0.1%
Change in valuation allowance	29.3%	(7.1)%
Actual income tax expense effective tax rate	1.2%	0.0%

The benefit for income taxes shown on the consolidated statements of operations differs from amounts that would result from applying the statutory tax rate to income before taxes primarily because of certain non-deductible expenditures, net operating losses adjustment for 382 limitation, and the change in the Company's valuation allowance on its deferred tax assets.

Significant components of the Company’s current and deferred tax assets (liabilities) as at December 31, 2021 and 2020, were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$30,684	$45,053
Research and development credit carryforwards	608	957
Capitalized R&D expenditures	5,966	5,238
Lease Obligation	728	860
Share based compensation	2,813	1,206
Other	1	18
Total gross deferred tax assets	$40,800	$53,332
Valuation Allowance	(35,202)	(49,304)
Net deferred tax assets	5,598	4,028
Deferred tax liabilities:
Acquired Intangibles	(4,549)	(3,763)
Right of Use Assets	(893)	(769)
Capital Allowances	(163)	(72)
Net deferred tax liability	$(7)	$(576)

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

Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, and has determined that it is more likely than not that the Company will not recognize the benefits of its federal, state, and foreign deferred tax assets, and as a result, a valuation allowance of $35.2 million and $49.3 million has been established at December 31, 2021, and 2020, respectively. In the year ended December 31, 2021 the decrease in the valuation allowance was $14.0 million. At December 31, 2021, the Company had federal, state, and foreign NOL carryforwards of $81.3 million, $79.8 million, and $34.9 million, respectively, which expire beginning in 2029. The Company's unsurrendered U.K. net operating losses, and its U.S. federal net operating losses generated after December 31, 2017, do not expire. U.K. losses may be utilized to offset future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of U.K. taxable profits. As of December 31, 2021, the Company had federal and state research and development tax credit carryforwards of $0.3 million and $0.4 million respectively, which expire beginning in 2032.

The Internal Revenue Code of 1986, as amended (the Code), provides for a limitation of the annual use of net operating losses and other tax attributes (such as research and development tax credit carryforwards) following certain ownership changes (as defined by the Code) that could limit the Company’s ability to utilize these carryforwards. The Company completed a study to assess ownership changes under Section 382 of the Code during the year ended December 31, 2021. The results of the study indicated that $56.0 million of the Company's accumulated NOLs are projected to expire before utilization.

The Company recognizes, in its consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company had no uncertain tax positions during the years ended of December 31, 2021, and 2020. There are no amounts of interest or penalties recognized in the consolidated statements of operations or accrued on the consolidated balance sheet for any period presented. The Company does not expect any material changes in these uncertain tax benefits within the next 12 months.

The Company files income tax returns in the United Kingdom, Austria, and the United States for federal income taxes and in Massachusetts for state income taxes. In the ordinary course of business, the Company is subject to examination by tax authorities in these jurisdictions. The 2019 and 2020 tax year remains open to examination by HM Revenue & Customs. The statute of limitations for assessment with the Internal Revenue Service is generally three years from filing of the tax return; however, all of the Company’s tax years remain open to examination in the United States, as carryforward attributes generated in past years may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in future periods. The statute of limitations for assessment with the Austrian tax authorities is a period of five years following the end of each fiscal year. Therefore, all fiscal years from 2017 to 2020 remain open for assessment. The Company is currently not under examination by any jurisdictions for any tax years.

The Company recognizes, in its consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company had no uncertain tax positions during the years ended of December 31, 2021, and 2020. There are no amounts of interest or penalties recognized in the consolidated statement of operations or accrued on the consolidated balance sheets for any period presented. The Company does not expect any material changes in these uncertain tax benefits within the next 12 months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2021, and 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations and comprehensive loss.

15. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company for such years (in thousands, except share and per share data):

	2021	2020
Net loss	$(31,283)	$(25,619)
Weighted average number shares outstanding, basic and diluted	16,647,481	2,643,175
Net loss income per common, basic and diluted	$(1.88)	$(9.69)

Diluted net loss per common share is the same as basic net loss per common share for all years presented.

The Company’s potentially dilutive securities, which include share options and warrants to subscribe for ordinary shares have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of ordinary shares outstanding used to calculate both basic and diluted net loss per share is the same. For the year ended December 31, 2021, and December 31, 2020, the weighted average number of potentially dilutive shares was 603,348 and 709,591 respectively.

16. Commitments and Contingencies

Lease Obligations

On January 27, 2021, the Company signed an operating lease for three years for its corporate headquarters in Cambridge, UK. The Company also has leases for the former Spring Bank headquarters and laboratory space in Hopkinton, Massachusetts which are or were being subleased. One of the two leases expired on May 31, 2021 and the remaining lease has terms of approximately 6.8 years for its former principal office and laboratory space, which includes an option to extend the lease for up to 5 years. The Company’s former headquarters location is being subleased through the remainder of the lease term.

As of December 31, 2021, and 2020, the weighted average discount rate for operating leases was 5%.

Operating lease costs under the leases for the year ended December 31, 2021 and 2020, were approximately $1.1 million and $0.3 million. Total operating lease costs for the year ended December 31, 2021, were offset by $0.5 million for sublease income.

The following table summarizes the Company’s maturities of operating lease liabilities as of December 31, 2021 (in thousands):

Year
2022	$906
2023	919
2024	393
2025	382
2026	372
Thereafter	657
Total lease payments	$3,629

Sublease

The Company subleases a former Spring Bank office in Hopkinton, Massachusetts. Operating sublease income under the operating lease agreement for the year ended December 31, 2021 was $0.6 million. This sublease has a remaining lease term 6.8 years. Future expected cash receipts from subleases as of December 31, 2021 is as follows (in thousands):

Year
2022	$462
2023	474
2024	486
2025	498
2026	511
Thereafter	970
Total sublease receipts	$3,401

Service Agreements

As of December 31, 2021, and 2020, the Company has contractual commitments of $4.1 million and $4.7 million, respectively with a contract manufacturing organization (“CMO”) for activities that are ongoing or are scheduled to start between 3 and 9 months of the date of the statement of financial position. Under the terms of the agreement with the CMO, the Company is committed to pay for some activities if those activities are cancelled up to 3, 6 or 9 months prior to the commencement date.

17. Employee Plans

The Company provides a defined contribution plan for its employees in the United Kingdom and United States, pursuant to which the Company may match employees’ contributions each year. During each of the years ended December 31, 2021, and 2020, the Company made contributions totaling $0.6 million.

18. Related Party Transactions

During the year ended December 31, 2021 and 2020, the Company had purchases totaling zero and $0.2 million, respectively, from Avacta Life Sciences Limited, a company in which the Company’s Chief Executive Officer also holds a directorship. As of December 31, 2021, and 2020, the amounts outstanding and included in trade and other payables was zero and $0.1 million, respectively.

19. Subsequent events

On January 3, 2022, Ares provided notice of its intention to exercise its option granted under the 2020 Amendment to acquire the intellectual property rights for an additional molecule. An option fee of $2.6 million is payable to the Company upon option exercise.

During January 2022, the Company issued and sold 116,613 ordinary shares, pursuant to its ATM program for gross proceeds of $0.60 million, resulting in net proceeds of $0.58 million after deducting sales commissions and offering expenses of $0.02 million.

On January 1, 2022, pursuant to the evergreen provision of the 2019 Plan, the number of shares that could be issued under the plan was increased by an additional 834,984 shares to 914,226 shares.