Form 10-Q
period 2022-03-31
F-star Therapeutics, Inc.
filed 2022-05-10
CIK 1566373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The number of shares of Registrant’s Common Stock outstanding as of March 31, 2022 was 21,493,212.

F-star Therapeutics, Inc.

INDEX

PART I. FINANCIAL INFORMATION

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

F-star Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	March 31,	December 31,
	2022	2021
	Unaudited	Audited
Assets
Current Assets:
Cash and cash equivalents	$68,801	$78,549
Other receivables	15	—
Prepaid expenses and other current assets	4,318	3,879
Tax incentive receivable	4,152	2,311
Total current assets	77,286	84,739
Property and equipment, net	743	887
Right of use asset	3,034	3,281
Goodwill	14,772	14,898
In-process research and development and intangible assets, net	18,427	18,765
Other long-term assets	444	451
Total assets	$114,706	$123,021
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,310	$3,081
Accrued expenses and other current liabilities	5,511	6,241
Contingent value rights	1,936	1,907
Lease obligations, current	896	906
Total current liabilities	12,653	12,135
Long term Liabilities:
Term debt	9,675	9,605
Lease obligations	2,484	2,723
Contingent value rights	1,723	1,694
Deferred tax liability	7	7
Total liabilities	26,542	26,164
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized, 10,000,000 shares at December 31, 2021 and 2020; no shares issued or outstanding at March 31, 2022 December 31, 2021	—	—
Common Stock, $0.0001 par value; authorized 200,000,000 shares at March 31, 2022 and December 31, 2021; 21,493,212 and 20,874,590 shares issued and outstanding at March 31, 2022 and December 31, 2021	2	2
Additional paid-in capital	180,141	176,808
Accumulated other comprehensive loss	(1,441)	(1,502)
Accumulated deficit	(90,538)	(78,451)
Total stockholders’ equity	88,164	96,857
Total liabilities and stockholders’ equity	$114,706	$123,021

See accompanying notes to consolidated financial statements.

F-star Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In Thousands, Except Share and Per Share Amounts)

	For the Three Months Ended March 31,
	2022	2021
License revenue	$2,551	$2,917
Operating expenses:
Research and development	8,037	7,132
General and administrative	5,702	6,429
Total operating expenses	13,739	13,561
Loss from operations	(11,188)	(10,644)
Other non-operating (expense) income:
Interest expense	(308)	(87)
Change in fair value of contingent value rights	(58)	—
Other (expense) income	(533)	1,105
Total other non-operating (expense) income	(899)	1,018
Net loss before income taxes	(12,087)	(9,626)
Income tax expense	—	(108)
Net loss	$(12,087)	$(9,734)
Basic and diluted adjusted net loss per common shares	$(0.57)	$(1.07)
Weighted-average number of shares outstanding, basic and diluted	21,083,473	9,100,273
Other comprehensive loss:
Net loss	$(12,087)	$(9,734)
Other comprehensive (loss) gain :
Foreign currency translation	61	(468)
Total comprehensive loss	$(12,026)	$(10,202)

See accompanying notes to consolidated financial statements.

F-star Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended March 31, 2022 and 2021

(Unaudited)

(In Thousands, Except Share Amounts)

	Stockholders’ Equity
	Common Shares
For the Three Months Ended March 31, 2022	Number of Shares	Value	Capital in Excess of par Value	Accumulated Other Comprehensive Loss	Accumulated deficit	Total Stockholders’ Equity
Balance at December 31, 2021	20,874,590	2	176,808	(1,502)	(78,451)	96,857
Issuance of common stock in connection with at-the- market offering, net of issuance costs	545,054	—	1,949	—	—	1,949
RSU vesting, net of shares repurchased to cover tax withholding	73,568	—	(70)	—	—	(70)
Share-based compensation	—	—	1,454	—	—	1,454
Equity adjustment from foreign currency translation	—	—	—	61	—	61
Net loss	—	—	—	—	(12,087)	(12,087)
Balance at March 31, 2022	21,493,212	$2	$180,141	$(1,441)	$(90,538)	$88,164

	Stockholders’ Equity
	Common Shares
For the Three Months Ended March 31, 2021	Number of shares	Value	Capital in Excess of par Value	Accumulated Other Comprehensive Loss	Accumulated deficit	Total Stockholders’ Equity
Balance at December 31, 2020	9,100,117	$1	$91,238	$(1,077)	$(47,168)	$42,994
Equity adjustment from foreign currency translation	—	—	—	(468)	—	(468)
Stock option exercises	203	—	—	—	—	—
Share-based compensation	—	—	2,180	—	—	2,180
Net loss	—	—	—	—	(9,734)	(9,734)
Balance at March 31, 2021	9,100,320	$1	$93,418	$(1,545)	$(56,902)	$34,972

See accompanying notes to consolidated financial statements.

F-star Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(12,087)	$(9,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation expense	1,454	2,180
Foreign currency (gain) loss	614	(670)
(Gain) loss on disposal of property, plant and equipment	—	(9)
Depreciation	122	144
Amortization of intangible assets	65	—
Non-cash interest	29	—
Amortization of debt issuance costs	42	77
Fair value adjustments	58	—
Changes in operating assets and liabilities:
Other receivables	(15)	(2,805)
Prepaid expenses and other current assets	(534)	566
Tax incentive receivable	(1,952)	(413)
Operating right of use asset	223	278
Accounts payable	1,197	(548)
Accrued expenses and other current liabilities	(606)	(2,473)
Deferred revenue	—	(304)
Operating lease liability	(225)	(272)
Other long term asset	—	(395)
Net cash used in operating activities	(11,615)	(14,378)
Cash flows from investing activities:
Purchase of property, plant and equipment	—	(267)
Proceeds from sale of property, plant and equipment	—	15
Net cash used in investing activities	—	(252)
Cash flows from financing activities:
Net proceeds from issuance of common stock, net	1,949	—
Payments to tax authorities in connection with shares directly withheld from employees	(70)	—
Net cash provided by financing activities	1,879	—
Net increase in cash and cash equivalents	(9,736)	(14,630)
Effect of exchange rate changes on cash	(12)	(216)
Cash and cash equivalents at beginning of period	78,549	18,526
Cash and cash equivalents at end of period	$68,801	$3,680
Supplemental disclosure of cash flow information
Interest paid	$238	$—
Purchases of intangible assets included in accounts payable and accrued expenses	$100	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$97

Non-cash investing and financing activities:
Additions to ROU assets obtained from new operating lease liabilities	—	1,468

See accompanying notes to consolidated financial statements.

F-star Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

F-star Therapeutics Inc. (“we” or the “Company”) is a clinical-stage biopharmaceutical company dedicated to developing next generation immunotherapies to transform the lives of patients with cancer. We are pioneering the use of tetravalent (2+2) bispecific antibodies to create a paradigm shift in cancer therapy. We have four second generation immuno-oncology (also referred to as "IO") therapeutics in the clinic, each directed against some of the most promising IO targets in drug development, including LAG-3 and CD137. Our proprietary antibody discovery platform is protected by an extensive intellectual property estate. We have attracted multiple partnerships with biotechnology and pharmaceutical companies targeting significant unmet needs across several disease areas, including oncology, immunology, and indications affecting the central nervous system (“CNS”) with over 20 programs, based on our technology, being developed by our partners. Our goal is to offer patients better and more durable benefits than currently available immuno-oncology treatments by developing medicines that seek to block tumor immune evasion. Through our proprietary tetravalent, bispecific natural antibody (mAb²™) format, our mission is to generate highly differentiated medicines with monoclonal antibody-like manufacturability, good safety and tolerability.

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

Liquidity

From our inception through March 31, 2022, we have not generated any revenue from product sales, and we have incurred significant operating losses and negative cash flows from our operations. We do not expect to generate significant revenue from sales of any products for several years, if at all.

As of March 31, 2022, we had working capital (current assets less current liabilities) of $64.6 million, an accumulated deficit of $90.5 million, cash of $68.8 million and accounts payable and accrued expenses of $9.8 million. Our future success is dependent on our ability to successfully obtain additional working capital, obtain regulatory approval for and successfully launch and commercialize our product candidates and to ultimately attain profitable operations.

On March 30, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Securities LLC with respect to an "at-the-market” (“ATM”) offering program under which the Company could offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million, through SVB Securities LLC as its sales agent. On May 6, 2021, the Company terminated the Sales Agreement.

On August 13, 2021, the Company entered into a new Sales Agreement (the “2021 Sales Agreement”) with SVB Securities LLC with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million, through SVB Securities LLC as its sales agent.

During the quarter ended March 31, 2022, the Company had sold 545,054 shares of common stock pursuant to the 2021 Sales Agreement for gross proceeds of $2.2 million, resulting in net proceeds of $2.1 million after deducting sales commissions.

Historically, we have financed our operations primarily with proceeds from the sale and issuance of common and convertible preferred shares, proceeds from issuances in connection with a convertible note facility, proceeds received from upfront payments and development milestone payments in connection with our collaboration arrangements, payments received for research and development services and term debt. We expect to continue to use these means of financing our operations until we are able to obtain regulatory approval for and successfully commercialize one or more of our drug candidates. We cannot provide any assurance that we will obtain regulatory approval or successfully commercialize any of our current or planned future drug product candidates.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial statements. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The accompanying interim condensed consolidated financial statements as of March 31, 2022, and for the three months ended March 31, 2022 and 2021, and information contained within the notes to these condensed consolidated financial statements, are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited annual consolidated financial statements and in management's opinion contain all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of March 31, 2022, results of operations for the three months ended March 31, 2022 and 2021, statement of stockholders’ equity for the three months ended March 31, 2022 and 2021 and its cash flows for the three months ended March 31, 2022 and 2021. These interim condensed consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results for the three months ended March 31, 2022, are not necessarily indicative of the results expected for the full fiscal year or any interim period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of F-star Therapeutics, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions between the consolidated companies have been eliminated in consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting years. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the fair value of the assets and liabilities acquired in the transaction between Spring Bank and F-star Ltd, the fair value of contingent value rights, the accrual for research and development expenses, revenue recognition, fair values of acquired intangible assets and impairment review of those assets, share based compensation expense, and income taxes. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed in light of reasonable changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates or assumptions.

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

Impairment of long-lived assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying value, an impairment loss is recorded for the difference between the carrying value and fair value of the asset. As of March 31, 2022, no such impairment has been recorded.

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

The Company has adopted FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. To date, the Company has entered into License and Collaboration Agreements with Denali Therapeutics, Inc. (“Denali”), Ares Trading S.A. (“Ares”), an affiliate of Merck KGaA, Darmstadt, Germany, AstraZeneca AB ("AstraZeneca") and Janssen Biotech, Inc. ("Janssen") which were determined to be within the scope of ASC 606.

Research and development costs

Research and development costs are expensed as incurred. Research and development expenses are comprised of costs incurred in performing clinical trials, research and development activities, including compensation expense, share-based compensation and benefits, facilities costs and laboratory supplies, depreciation, amortization and impairment expense, manufacturing expenses and external costs of outside vendors engaged to conduct preclinical development activities as well as the cost of licensing technology. Typically, upfront payments and milestone payments made for the licensing of technology are expensed as research and development in the period in which they are incurred, except for payments relating to intellectual property rights with future alternative use which will be expensed when the intellectual property is in use. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

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

Fair value measurements of financial instruments

The Company’s financial instruments consist of cash, accounts payable, Contingent Value Rights (“CVRs”) and liability classified warrants. The carrying amounts of cash and accounts payable approximate their fair value due to the short-term nature of those financial instruments. The fair value of CVRs and the liability classified warrants are remeasured to fair value each reporting period.

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

Research and development tax credit

As the entity located in the United Kingdom (“UK”) carries out extensive research and development, and clinical trial activities, it seeks to benefit from the UK research and development tax credit cash rebate regime known as the Small and Medium-sized Enterprises R&D Tax Credit Program (the “SME Program”). Qualifying expenditures largely comprise employment costs for research staff, consumables expenses incurred under agreements with third parties that conduct research and development, preclinical activities, clinical activities and manufacturing on the Company’s behalf and certain internal overhead costs incurred as part of research projects. The tax credit received in the UK pursuant to the SME Program permits companies to deduct an extra 130% of their qualifying costs from their yearly profit or loss, as well as the normal 100% deduction, to make a total 230% deduction. If the company is incurring losses, it is entitled to claim a tax credit worth up to 14.5% of the surrenderable loss. To qualify for relief under the SME Program, companies are required to employ fewer than 500 staff and have a turnover of under €100.0 million or a balance sheet total of less than €86.0 million.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, pre-clinical and clinical activities, recruiting management and technical staff, and securing funding via collaborations. The Company has historically funded its operations with proceeds from its collaboration arrangements, sale and issuance of its common stock and preferred stock, and proceeds from the sale and issuance of convertible notes and debt financing. As of March 31, 2022, the Company had incurred significant losses and has an accumulated deficit of $90.5 million. The Company had approximately $68.8 million in cash and cash equivalents as of March 31, 2022. The Company expects to continue to generate operating losses in the foreseeable future, particularly as the Company advances its pre-clinical activities and clinical trials for its product candidates in development. The Company plans to seek additional funding through public equity, private equity, debt financing, collaboration partnerships, or other sources. There are no assurances, however, that the Company will be successful in these endeavors.

If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs, or reduce product candidate expansion, which could adversely affect its business prospects. Although management continues to pursue its funding plans, there is no assurance that the Company will be successful in obtaining sufficient funding to continue operations on terms acceptable to the Company, if at all. Management believes that its existing cash and cash equivalents at March 31, 2022 will fund our current operating plan into the first quarter of 2023. Accordingly, the Company has concluded that substantial doubt exists concerning the Company’s ability to continue as a going concern for a period of at least twelve months from the date of the financial statements.

2. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share applicable to common stockholders of the Company (in thousands, except share and per share data):

Net Loss Per Share
	For the Three Months Ended March 31,
	2022	2021
Net loss	$(12,087)	$(9,734)
Weighted average number shares outstanding, basic and diluted	21,083,473	9,100,273
Net loss income per common, basic and diluted	$(0.57)	$(1.07)

Diluted net loss per share of common stock is the same as basic net loss per share of common stock for all periods presented. The following shares were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method or if-converted method, because their effect would have been anti-dilutive for the period presented:

Potential Dilutive Shares
	For the Three Months Ended March 31,
	2022	2021
Common stock warrants	104,736	93,330
Stock options and RSUs	2,254,579	1,241,435

3. In process R&D (IPRD) and intangible assets, net

	March 31, 2022			December 31, 2021
	Indefinite-lived assets		Definite-lived assets	Indefinite-lived assets		Definite-lived assets
	Goodwill	In-process R&D	In-process R&D	Goodwill	In-process R&D	In-process R&D
Cost	$14,772	$18,607	$4,431	$14,898	$18,961	$4,473
Less: accumulated amortization	—	—	200	—	—	130
Less: impairments	—	4,411	—	—	4,539	—
	$14,772	$14,196	$4,231	$14,898	$14,422	$4,343

$0.1 million and zero amortization was recorded for the three months ended March 31, 2022 and 2021 respectively.

4. Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

Property, Plant and Equipment, net
	March 31,	December 31,
	2022	2021
Leasehold improvements	$150	$154
Laboratory equipment	2,164	2,227
Furniture and office equipment	157	162
	2,471	2,543
Less: Accumulated depreciation	1,728	1,656
	$743	$887

Depreciation expense for the three months ended March 31, 2022 and 2021 was $0.1 million and $0.1 million, respectively.

5. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of March 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent value rights	$—	$—	$3,659	$3,659
	$—	$—	$3,659	$3,659

	Fair Value Measurements as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent value rights	$—	$—	$3,601	$3,601
	$—	$—	$3,601	$3,601

The following table reflects the change in the Company’s Level 3 liabilities, which consists of warrants, for the three months ended March 31, 2022 (in thousands):

Change in Level 3 Liabilities
Contingent Value Rights
Balance at December 31, 2021	$3,601
Change in fair value of CVR	58
Balance at March 31, 2022	$3,659

The fair value of the CVR liability represents the future payments that are contingent upon the achievement of specific sale or licensing events for the Company’s STimulator of INterferon Gene (“STING”) product candidates, and is based on the Company’s probability-weighted discounted cash flow assessment that considers probability and timing of future payments. The fair value measurement is based on significant Level 3 unobservable inputs, such as the probability of achieving a sale, licensing agreement or development and regulatory milestones, anticipated timelines, and discount rate. The current liability of the CVR was $1.9 million at both March 31, 2022 and December 31, 2021, and the long term liability was $1.7 million as of March 31, 2022 and December 31, 2021. Changes in the fair value of the liability will be recognized in the consolidated statement of operations and comprehensive loss until settlement.

6. Accrued Expenses and other Current Liabilities

Accrued expenses as of March 31, 2022 and December 31, 2021, consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Clinical trial costs	$3,081	$2,834
Compensation and benefits	958	1,819
Professional fees	948	1,135
Other	524	453
Total	$5,511	$6,241

7. Term Debt

On April 1, 2021, the Company, as borrower, entered into a Venture Loan and Security Agreement (the “Loan and Security Agreement”) with Horizon Technology Finance Corporation (“Horizon”), as lender and collateral agent for itself. The Loan and Security Agreement provides for four separate and independent $2.5 million term loans (Loan A, Loan B, Loan C, and Loan D, collectively, the “Term Loans”), whereby, upon the satisfaction of all the conditions to the funding of the Term Loans, each Term Loan was funded by Horizon to the Company in the following manner: (i) Loan A was delivered by Horizon to the Company by April 1, 2021, (ii) Loan B was delivered by Horizon to the Company by April 1, 2021, (iii) Loan C was delivered by Horizon to the Company by June 30, 2021, and (iv) Loan D was delivered by Horizon to the Company by June 30, 2021. The Company may only use the proceeds of the Term Loans for working capital or general corporate purposes as contemplated by the Loan and Security Agreement. On April 1, 2021, the Company drew down $5 million. On June 22, 2021, the Company drew down another $5 million under this facility. The Company incurred $0.3 million of debt issuance costs and issued $0.3 million of warrants.

The Term Loans mature on the 48-month anniversary following the funding date, therefore $5 million plus an additional fee of $0.2 million becomes due on April 1, 2025, and $5 million plus an additional fee of $0.2 million will become due on June 22, 2025. The principal balance of the Term Loan bears a floating interest. The interest rate is calculated initially and, thereafter, each calendar month as the sum of (a) the per annum rate of interest from time to time published in The Wall Street Journal as contemplated by the Loan and Security Agreement, or any successor publication thereto, as the “prime rate” then in effect, plus (b) 6.25%; provided that, in the event such rate of interest is less than 3.25%, such rate shall be deemed to be 3.25% for purposes of calculating the interest rate. Interest is payable on a monthly basis based on each Term Loan principal amount outstanding the preceding month and at March 31, 2022 the rate applied was 9.5%.

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

The Company’s debt obligation consisted of the following (in thousands):

Term Debt
	March 31, 2022	December 31, 2021
Term Loan A and B due April 2025	$5,000	$5,000
Term Loan C and D due June 2025	5,000	5,000
Term debt	10,000	10,000
Less: Unamortized deferred issuance costs	(180)	(197)
Less: Warrant discount and interest	(145)	(198)
Total debt obligations- long term	$9,675	$9,605

8. Stockholders’ Equity

Common Stock

On August 13, 2021, the Company entered into a Sales Agreement (the “2021 Sales Agreement”) with SVB Securities LLC with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million through SVB Securities LLC as its sales agent. During the quarter ended March 31, 2022, the Company had sold 545,054 shares of common stock under the 2021 Sales Agreement for gross proceeds of $2.2 million, resulting in net proceeds of $2.1 million after deducting sales commissions.

9. Warrants

In 2019, Spring Bank, as borrower, entered into a loan and security agreement with Pontifax Medison Finance (Israel) L.P. and Pontifax Medison Finance (Cayman) L.P., as lenders, and pursuant to which Spring Bank issued to Pontifax Medison Finance GP, L.P warrants to purchase 62,500 shares of its common stock (the “Pontifax Warrants”). The Pontifax Warrants are exercisable at $8.32 per share and expire on September 19, 2025. The Company evaluated the terms of the warrants and concluded that they should be equity-classified. At March 31, 2022, there were 62,500 warrants outstanding.

In connection with the entry into the Loan and Security Agreement (refer to Note 7), the Company issued to Horizon warrants to purchase an aggregate number of shares of the Company’s common stock in an amount equal to $100,000 divided by the exercise price for each respective warrant. If at any time the Company files a registration statement relating to an offering for its own account, or the account of others, of any of its equity securities, the Company has agreed to include such number of shares underlying the warrants in such registration statement as requested by the holder. The warrants, which are exercisable for an aggregate of 42,236 shares, will be exercisable for a period of seven years at a per-share exercise price of $9.47, which is equal to the 10-day average closing price prior to January 15, 2021, the date on which the term sheet relating to the Loan and Security Agreement was entered into, subject to certain adjustments as specified in the warrant. As of March 31, 2022, there were 42,236 warrants outstanding.

A summary of the warrant activity for the three months ended March 31, 2022, is as follows:

Warrants Outstanding
Outstanding at December 31, 2021	104,736
Exercises	—
Issued	—
Expired	—
Outstanding at March 31, 2022	104,736

10. Stock Option Plans

Incentive Plans

The Company maintains two equity incentive plans (the "Plans") that provide for the granting of stock options, share appreciation rights, restricted shares, restricted share units, performance share units and certain other share based awards as provided in the Plans to certain employees, members of the board of directors, consultants or other service providers of the Company, with a prescribed contractual term not to exceed ten years. As of March 31, 2022, there were 152,681 shares of common stock available for grant under the Plans. Awards granted under the Plans generally vest over a four-year period with 25% or 28% of the award vesting on the first anniversary of the commencement date and the balance vesting monthly over the remaining three years. Grants are generally awarded with a contractual terms of 10 years from the date of the grant. For certain senior members of management and directors, the board of directors approved an alternative vesting schedule. The share reserve under one of the Plans automatically increases on January 1 each year, in an amount equal to 4% of the total number of shares outstanding as of December 31 of the preceding year.

In March 2022, the Company's Compensation Committee of the Board of Directors approved the issuance of nonqualified stock option awards to purchase Common Stock outside of the aforementioned Plans ("Inducement Awards") to employees to induce them to accept employment with the Company. The terms and vesting conditions of Inducement Awards are the same as for options granted under the Plans.

Stock option valuation

The fair value of stock option grants is estimated using the Black-Scholes option-pricing model with the following assumptions:

	Black-Scholes Option- Pricing
	March 31, 2022	December 31, 2021
Risk-free interest rate	1.60% - 2.41%	0.42% - 1.34%
Expected volatility	95.51% - 97.42%	97.18% - 98.96%
Expected dividend yield	0%	0%
Expected life (in years)	6.1	6.1

The table below summarizes stock option activity under the Company’s stock option plans and Inducement Awards:

Stock Option Activity
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	1,098,134	$5.80	8.76	$5,808
Granted	934,464	4.20	10.00	(861)
Exercised	—	—	—	—
Forfeited and expired	(3,395)	8.30	8.97	5
Outstanding as of March 31, 2022	2,029,203	5.06	9.12	4,952
Options exercisable at March 31, 2022	497,046	6.20	8.30	3,260

The weighted average grant date fair value of options granted during the three months ended March 31, 2022 and 2021 was $3.27 and $6.70 per share, respectively. The total fair value of options vested during the three months ended March 31, 2022 and 2021 was $6.3 million and $2.8 million, respectively.

Restricted Stock Units

The following table summarizes the movement in the number of Restricted Stock Units (“RSUs”) issued by the Company under the Stock Incentive Plans The table below summarizes activity relating to RSUs for the three months ended March 31, 2022:

RSU Activity
	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total nonvested units at December 31, 2021	291,886	$9.06
Granted	25,000	2.91
Vested	(91,510)	8.72
Total nonvested units at March 31, 2022	225,376	$8.51

The vesting for the time-based RSUs occurs either immediately, after one year or after four years. For the three months ended March 31, 2022 and March 31, 2021, the Company recognized approximately $0.3 million and $0.9 million in expenses related to the time-based RSUs respectively.

Share-based Compensation

The Company recorded share-based compensation expense in the following expense categories for the three months ended March 31, 2022 and 2021 of its consolidated statements of operations and comprehensive loss (in thousands):

Share-Based Compensation
	For the Three Months Ended March 31,
	2022	2021
Research and development expenses	$454	$414
General and administrative expenses	1,000	1,766
Total	$1,454	$2,180

At March 31, 2022, there was $5.1 million of unrecognized stock-based compensation expense relating to stock options granted pursuant to the Stock Incentive Plans, which will be recognized over the weighted-average remaining vesting period of 3.3 years.

At March 31, 2022, there was $1.6 million of unrecognized stock-based compensation expense relating to the time-based RSUs granted pursuant to the Stock Incentive Plans, which will be recognized over the weighted-average remaining vesting period of 2.9 years.

11. Significant Agreements

License and Collaboration agreements

For the three months ended March 31, 2022 and 2021, the Company had License and Collaboration agreements (“LCAs”) with Ares, Denali, Janssen and AstraZeneca. The following table summarizes the revenue recognized in the Company’s consolidated statements of operations and comprehensive loss from these arrangements (in thousands):

Revenue by Collaboration Partner
	For the Three Months Ended March 31,
	2022	2021
Ares	$2,551	2,800
Denali	—	117
Total	$2,551	$2,917

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

On July 15, 2020, a deed of amendment (the “2020 Amendment”) was entered into in respect of the 2019 LCA. The 2020 Amendment had two main purposes: (i) to grant additional options to acquire intellectual property rights for a third and fourth molecule; and (ii) to allow Ares to exercise its option early to acquire intellectual property rights to the second molecule included in the 2019 LCA as well as to terminate the research and development services. On execution of the amendment, an option fee of $8.5 million was paid by Ares to the Company to acquire rights to the second molecule.

During March 2021, Ares paid an option fee of $2.7 million to acquire the rights to the third molecule.

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

The second component, which allowed the customer to exercise its option to acquire intellectual property rights to the second molecule early, is considered to be a modification of the 2019 LCA. This is because the option is not independent of the research and development services provided under the 2019 LCA, and therefore the goods and services are not distinct. All performance obligations under the 2019 LCA in respect of the second molecule were deemed to have been fully satisfied on July 15, 2020. The Company updated the transaction price to $22.4 million on execution of the 2020 Amendment, due to the addition of $8.5 million for the option exercise for the second molecule and a reduction in research and development services of $1.5 million, due to the early termination of the services.

For the three months ended March 31, 2021, $2.7 million was recognized in relation to the option exercise to acquire intellectual property rights for the third molecule included in the 2020 Amendment.

During the three months ended March 31, 2022, Ares provided notice of its intention to exercise its option to acquire the intellectual property rights for the fourth molecule included in the 2020 Amendment and $2.6 million was recognized at a point in time in respect of the option exercise.

License and collaboration agreement with Denali Therapeutics, Inc.

Summary

In August 2016, the Company entered into an exclusive license and collaboration agreement (the “Denali LCA”) with Denali. Under the terms of the Denali LCA, Denali was granted the right to nominate up to three Fcab targets for approval (“Accepted Fcab Targets”), within the first three years of the date of the agreement. Upon entering into the Denali LCA, Denali had selected Transferrin receptor as the first Accepted Fcab Target and paid an upfront fee of $5.5 million to the Company. In May 2018, Denali exercised its right to nominate two additional Fcab targets and identified a second Accepted Fcab Target. Denali made a one-time payment to the F-star group for the two additional Accepted Fcab Targets of $6.0 million and extended the time period for its selection of the third Accepted Fcab Target until August 2020.

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

The initial transaction price for the first Accepted Fcab Target was deemed to be $7.1 million consisting of $5.0 million for the grant of intellectual property rights and $2.1 million for R&D services. The initial transaction price for the second Accepted Fcab Target was $5.1 million, consisting of $3.0 million for the grant of intellectual property rights and $2.1 million for R&D services. During the year ended December 31, 2019, the transaction price for the first Accepted Fcab Target was increased to $8.6 million due to achievement of a $1.5 million milestone that on initial recognition of the Denali LCA was not included in the transaction price, as it was not deemed probable that a reversal would not occur in a future reporting period.

All performance obligations were deemed to have been fully satisfied during the year ended December 31, 2019 in respect of the first Accepted Fcab Target, and during the three months ended March 30, 2021 in respect of the second Accepted Fcab Target. For the three months ended March 31, 2022 and 2021, the Company recognized zero and $0.1 million, respectively in respect of the second Accepted Fcab Target.

2021 Agreement with AstraZeneca

Summary

On July 7, 2021 the Company entered into a License Agreement with AstraZeneca. Under the terms of the agreement the Company has granted an exclusive license to certain patents and know-how to develop, manufacture and commercialize STING inhibitor compounds. AstraZeneca will be responsible for all future research, development and commercialization activities.

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

No revenue was recorded for this contract in the three months ended March 31, 2022 or March 31, 2021.

2021 License and Collaboration Agreement with Janssen Biotech, Inc.

On October 19, 2021, we entered into a license and collaboration agreement (the “Janssen Agreement”) with Janssen. The Janssen Agreement was facilitated by Johnson & Johnson Innovation.

Under the Janssen Agreement, Janssen received a worldwide exclusive license to research and develop and the option to commercialize up to five novel bispecific antibodies directed to Janssen therapeutic targets using F-star’s proprietary Fcab and mAb2platforms. Janssen is responsible for all research, development, and commercialization activities under the Janssen Agreement.

F-star received upfront fees of $17.5 million, and is entitled to receive near-term fees and potential further milestones of up to $1.35 billion. F-star is also eligible to receive potential tiered mid-single digit royalties on annual net sales of any products that receive regulatory approval and are commercialized using the licensed technology.

Revenue recognition

The Company assessed the arrangement in accordance with ASC 606 and concluded that Janssen is a customer based on the arrangement structure. The Company identified a single performance obligation under the arrangement consisting of the grant of intellectual property rights at the inception of the Janssen Agreement. There are no R&D services included in the arrangement or needed for Janssen to use the technology.

Revenue is recognized as functional IP, at the point in time when control of the license is transferred.

The Company determined that the transaction price at the onset of the arrangement is the total upfront payment received in the amount of $17.5 million. The transaction price was allocated to the single performance obligation, which was deemed to be fully satisfied upon the grant of intellectual property rights, and therefore the initial upfront fee was recognized at a point in time. Separately, we also identified customer options, which include our obligations to grant an additional 18-month period to the research license granted at contract inception and to grant exploitation licenses for up to five subject mAb2 molecules. These options do not represent a material right, as they are not offered at a significant and incremental discount, and will be recorded as separate contracts when and if they are executed.

No revenue was recorded for this contract in the three months ended March 31, 2022 or March 31, 2021.

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

The following table presents changes in the balances of the Company’s contract liabilities (in thousands):

	Deferred revenue balance at January 1, 2022	Additions	Revenue recognized	Impact of exchange rates	Deferred revenue balance at March 31, 2022
Deferred revenue
Ares collaboration	$—	$—	$—	$—	$—
Denali collaboration	—	—	—	—	—
Total deferred revenue	$—	$—	$—	$—	$—

	Deferred revenue balance at January 1, 2021	Additions	Revenue recognized	Impact of exchange rates	Deferred revenue balance at March 31, 2021
Deferred revenue
Ares collaboration	$37	$—	$(37)	$—	$—
Denali collaboration	263	—	(117)	(146)	—
Total deferred revenue	$300	$—	$(154)	$(146)	$—

During the three months ended March 31, 2021, all revenue recognized by the Company as a result of changes in the contract liability balances in the respective periods was based on proportional performance.

12. Commitments and Contingencies

Lease Obligations

On January 27, 2021, the Company signed an operating lease for three years for its corporate headquarters in Cambridge, UK. The Company also has leases for the former Spring Bank headquarters and laboratory space in Hopkinton, Massachusetts which are or were being subleased. One of the two leases expired on May 31, 2021 and the remaining lease has a remaining term of approximately 6.8 years for its former principal office and laboratory space, which includes an option to extend the lease for up to 5 years. The Company’s former headquarters location is being subleased through the remainder of the lease term.

Operating lease costs under the leases for the three months ended March 31, 2022, and 2021 were approximately $0.2 million and $0.3 Million.

The following table summarizes the Company’s maturities of operating lease liabilities as of March 31, 2022 (in thousands):

Maturities of Operating Lease Liabilities
Periods
For the period April 1, 2022 to December 31, 2022	$671
2023	905
2024	393
2025	382
2026	372
Thereafter	657
Total lease payments	$3,380

Sublease

The Company subleases the former Spring Bank offices in Hopkinton, Massachusetts. Operating sublease income under operating lease agreements for the three months ended March 31, 2022, and 2021 was $0.1 million and $0.1 million. This sublease has a remaining lease term of 6.6 years. Future expected cash receipts from our sublease as of March 31, 2022, are as follows (in thousands):

Future Expected Cash Receipts From Sublease
Period
For the period April 1, 2022 to December 31, 2022	$349
2023	474
2024	486
2025	498
2026	511
Thereafter	970
Total sublease receipts	$3,288

Service Agreements

As of March 31, 2022, the Company had contractual commitments of $4.7 million with a contract manufacturing organization (“CMO”) for activities that are ongoing or are scheduled to start between three and nine months of the date of the statement of financial position. Under the terms of the agreement with the CMO, the Company is committed to pay for some activities if those activities are cancelled up to three, six or nine months prior to the commencement date.

13. Subsequent Events

During April 2022, the Company issued and sold 80,558 ordinary shares, pursuant to its ATM program for gross proceeds of $0.30 million, resulting in net proceeds of $0.29 million after deducting sales commissions and offering expenses of $0.01 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2021, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2022.

Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements due to various important factors, risks and uncertainties, including, but not limited to, those set forth under “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q or under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 15, 2022, as may be updated by Part II, Item 1A, Risk Factors of our subsequently filed Quarterly Reports on Form 10-Q. We caution our readers that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those expressed or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q.

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

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. You should also read carefully the factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 15, 2022, to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our subsequent Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, press releases, and our website. Any forward-looking statements that we make in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

Overview

F-star Therapeutics, Inc. (collectively with its subsidiaries, “we”, “F-star” or the “Company”) is a clinical-stage biopharmaceutical company dedicated to developing next generation immunotherapies to transform the lives of patients with cancer. F-star is pioneering the use of tetravalent (2+2) bispecific antibodies to create a paradigm shift in cancer therapy. The Company has four second generation immuno-oncology ("IO") therapeutics in the clinic, each directed against some of the most promising IO targets in drug development, including LAG-3 and CD137. F-star’s proprietary antibody discovery platform is protected by an extensive IP estate. F-star has over 500 granted patents and pending patent applications relating to its platform technology and associated product pipeline. The Company has attracted multiple partnerships with biopharma targeting the significant unmet needs across several disease areas, including oncology, immunology, and CNS with over 20 programs being developed by our partners using our technology. F-star’s goal is to offer patients better and more durable benefits than currently available immuno-oncology treatments by developing medicines that seek to block tumor immune evasion. Through its proprietary tetravalent, bispecific natural antibody (mAb²™) format, F-star’s mission is to generate highly differentiated medicines with monoclonal antibody-like manufacturability, good safety and tolerability. With four distinct binding sites in a natural human antibody format, we believe our proprietary technology will overcome many of the challenges facing current immuno-oncology therapies, including other bispecific formats, due to the strong pharmacology enabled by tetravalent bispecific binding.

Our Programs

F-star’s most advanced product candidate, FS118, is currently being evaluated in proof-of-concept Phase 2 trials in PD-1/PD-L1 acquired resistance head and neck cancer patients and in checkpoint inhibitor (“CPI”) naïve non-small cell lung cancer (“NSCLC”) and diffuse large B-cell lymphoma (“DLBCL”) patients. FS118 is a tetravalent mAb2 bispecific antibody targeting two receptors, PD-L1 and LAG-3, both of which are validated targets in immuno-oncology. Phase 1 data from 43 heavily pre-treated patients with advanced cancer, who have failed PD-1/PD-L1 therapy, showed that administration of FS118 was well-tolerated with no dose limiting toxicities up to 20 mg/kg. In addition, a disease control rate (“DCR”), defined as either a complete response, partial response or stable disease, of 49% (19 out of 39) was observed in patients receiving dose levels of FS118 of 1mg/kg or greater. In acquired resistance patients, the DCR was 55% (17 out of 31) in patients receiving 1 mg/kg or greater and long-term (more than six months) disease control was observed in six of these patients. We expect to provide an update from the proof-of-concept Phase 2 trial in PD-1/PD-L1 acquired resistance head and neck cancer patients in mid-2022. Data reported during the first half of 2021, from a randomized Phase 3 trial conducted by another company in patients with previously untreated, locally advanced or metastatic melanoma provides clinical validation for the combination of LAG-3 and PD-1 inhibition. This clinical benefit in targeting PD-1 and LAG-3 gives us reason to believe that FS118 has potential to benefit patients not only with acquired resistance, but also in preventing resistance in patients receiving PD-1 monotherapy for the first time. With respect to the latter, we initiated a clinical trial of FS118 in CPI-naïve patients in biomarker enriched NSCLC and DLBCL populations in late 2021.

F-star’s second product candidate, FS222, aims to improve outcomes particularly in patients with tumors that express low levels of PD-L1 and is a mAb2 bispecific antibody that is designed to target both the costimulatory CD137 and the inhibitory PD-L1 ligand, which are co-expressed in many tumor types. The Phase 1 clinical trial evaluating FS222 in patients with advanced cancers is ongoing. We believe there is a strong rationale to combine FS222 with other anti-cancer agents, and this can be done within the Phase 1 study. The accelerated dose titration was completed in the second half of 2021, and identification of optimal patient groups, dose and schedule is on-going. We expect to provide an update on the progress of the Phase 1 trial and report safety, biomarker and preliminary efficacy data in the second half of 2022.

F-star’s third product candidate, FS120, aims to improve checkpoint inhibitor and chemotherapy outcomes and is a mAb2bispecific antibody that is designed to bind to and stimulate OX40 and CD137, two proteins found on the surface of T cells that both function to enhance T cell activity. F-star is developing FS120 alone and in combination with PD-1 therapy for the treatment of tumors where PD-1 inhibitors are approved, and which have been associated with co-expression of OX40 and CD137 in the tumor microenvironment. The Phase 1 clinical trial in patients with advanced cancers is ongoing and we completed the accelerated dose titration phase during the second half of 2021. We are continuing further dose escalation to determine an optimal dosing regimen to initiate a combination of FS120 and the PD-1 inhibitor, pembrolizumab, in the second half of 2022. Pembrolizumab will be supplied under clinical trial collaboration and supply agreement with Merck & Co.

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

The CVR payment obligation expires on the later of 18 months following the Closing or the one-year anniversary of the date of the final database lock of the STING clinical trial (as defined in the STING Agonist CVR Agreement) (the “STING Agonist CVR Expiration Date”). The final database lock of the STING clinical trial occurred on July 15, 2021. The STING Agonist CVRs are not transferable, except in certain limited circumstances, are not certificated or evidenced by any instrument, do not accrue interest and are not registered with the SEC or listed for trading on any exchange. Until the STING Agonist CVR Expiration Date, subject to certain exceptions, the Company is required to use commercially reasonable efforts to (a) complete the STING Trial and (b) pursue a CVR Transaction. The STING Agonist CVR Agreement became effective upon the Closing and, unless terminated earlier in accordance with its terms, will continue in effect until the STING Agonist CVR Expiration Date the payment or all CVR payment amounts are paid pursuant to their terms.

At the Closing, Spring Bank, F-star Ltd, a representative of Spring Bank stockholders prior to the Closing, and Computershare Trust Company N.A., as the Rights Agent, also entered into a STING Antagonist Contingent Value Rights Agreement (the “STING Antagonist CVR Agreement”). Pursuant to the Exchange Agreement and the STING Antagonist CVR Agreement, each share of common stock held by Spring Bank stockholders as of November 19, 2020, immediately prior to the Closing, received a dividend of one CVR (“STING Antagonist CVR”) entitling such holders to receive, in connection with the execution of a potential development agreement (the “Approved Development Agreement”) and certain other transactions involving proprietary STING antagonist compounds occurring on or prior to the STING Antagonist CVR Expiration Date (as defined below) equal to: 80% of all net proceeds (as defined in the STING Antagonist CVR Agreement) received by the Company after the

Closing pursuant to (i) the Approved Development Agreement, if any, and (ii) all CVR Transactions (as defined in the STING Antagonist CVR Agreement) entered into prior to the STING Antagonist CVR Expiration Date.

On July 7, 2021, we entered into a License Agreement with AstraZeneca. Under the terms of the agreement, the Company granted an exclusive license to certain patents and know-how to develop, manufacture and commercialize STING inhibitor compounds. AstraZeneca is responsible for all future research, development and commercialization activities.

For the exclusive rights granted, an initial upfront fee of $0.5 million was paid by AstraZeneca to the Company. The Company is entitled to receive additional contingent near-term preclinical milestones of $11.5 million, plus maximum contingent payments that relate to certain defined development and regulatory milestones of $96.5 million and commercial milestones of $221.3 million, as well as royalty payments based upon a single digit percentage on net sales of products developed. Pursuant to the STING Antagonist CVR Agreement, 80% of net proceeds received the Company under the License Agreement with AstraZeneca are payable, pursuant to the Exchange Agreement, to common stockholders of Spring Bank as of November 19, 2020.

The STING Antagonist CVRs are not transferable, except in certain limited circumstances, are not certificated or evidenced by any instrument, do not accrue interest, and are not registered with the SEC or listed for trading on any exchange. Until the STING Antagonist CVR Expiration Date, subject to certain exceptions, the Company is required to use commercially reasonable efforts to (a) consummate the Approved Development Agreement, (b) to perform the terms of the Approved Development Agreement and (c) pursue CVR Transactions. The STING Antagonist CVR Agreement became effective upon the Closing and, unless terminated earlier in accordance with its terms, will continue in effect until the STING Antagonist CVR Expiration Date or all CVR payment amounts are paid pursuant to their terms. On July 8, 2021, the Company entered into a License Agreement with AstraZeneca under which AstraZeneca will receive global rights to research, develop and commercialize next generation STING inhibitor compounds. Under the terms of the agreement, AstraZeneca is granted exclusive access to and will be responsible for all future research, development and commercialization of the STING inhibitor compounds. F-star is eligible to receive upfront and near-term payments of up to $12 million upon meeting certain milestones. In addition, F-star will be eligible for development and sales milestone payments of over $300 million, as well as single digit percentage royalty payments. Payments received by F-star are subject to a contingent value rights agreement (“CVR 2”), under which 80% will be payable to stockholders of F-star that were previously stockholders of Spring Bank prior to the business combination between F-star and Spring Bank.

The acquisition-date fair value of the CVR liability represents the future payments that are contingent upon the achievement of sale or licensing for the product candidates. The fair value of the contingent consideration acquired of $2.5 million as of December 31, 2021, and $3.5 million as of March 31, 2022, is based on the Company’s probability-weighted discounted cash flow assessment that considers probability and timing of future payments. The fair value measurement is based on significant Level 3 unobservable inputs such as the probability of achieving a sale or licensing agreement, anticipated timelines, and discount rate. Changes in the fair value of the liability will be recognized in the consolidated statement of operations and comprehensive loss until settlement. For the three months ended March 31, 2022, the estimated fair value increased to $3.5 million which resulted in a $0.4 million charge on the Consolidated Statements of Operations and Comprehensive Loss.

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

Management continues to closely monitor the impact of the COVID-19 pandemic on all aspects of the business, including how it will impact operations and the operations of customers, vendors and business partners. The extent to which COVID-19 impacts the future business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time, such as new information that may emerge concerning the emergence or severity of other strains of COVID-19 or the effectiveness of actions to vaccinate against or contain COVID-19 or treat its impact, among others. If we or any of the third parties with whom we engage, however, were to experience shutdowns or other business disruptions, the ability to conduct business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on business, results of operations and financial condition. The estimates of the impact on our business may change based on new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national, and international markets.

Management has not identified any triggering events which would result in any significant impairment losses in the carrying values of assets as a result of the pandemic and are not aware of any specific related event or circumstance that would require management to revise estimates reflected in our consolidated financial statements.

Recent Developments

Subsequent Events

During April 2022, the Company issued and sold 80,558 ordinary shares, pursuant to its ATM program for gross proceeds of $0.30 million, resulting in net proceeds of $0.29 million after deducting sales commissions and offering expenses of $0.01 million.

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

Operating Expenses

Research and development costs

Research and development costs are expensed as incurred. Research and development expenses are comprised of costs incurred in performing clinical trials, research and development activities, including salaries, share-based compensation expense and benefits, facilities costs and laboratory supplies, depreciation, amortization and impairment expense, manufacturing expenses and external costs of outside vendors engaged to conduct preclinical development activities and clinical trials as well as the cost of licensing technology. Typically, upfront payments and milestone payments made for the licensing of technology are expensed as research and development in the period in which they are incurred, except for payments relating to intellectual property rights with future alternative use which will be expensed when the intellectual property is in use. Non-refundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

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

Research and development activities are central to the our business models. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. As a result, we expect that research and development expenses will increase over the next several years as we increase personnel costs, initiate and conduct additional clinical trials and prepare regulatory filings related to the various product candidates.

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

General and administrative expenses

General and administrative expenses consist primarily of salaries, related benefits, travel, and share-based compensation expense for personnel in executive, finance, legal and administrative functions. General and administrative expenses also include facility-related costs, patent filing and prosecution costs, insurance and marketing costs and professional fees for legal, consulting, accounting, audit, tax services and costs associated with being a public company. Other expense also includes foreign currency transaction losses. The Company expects that general and administrative expenses will increase in the future as the Company expands its operating activities and continues to incur costs of being a US public company.

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

Income tax

The Company is subject to corporate taxation in the United States and the UK.

Our UK established entities have generated losses and some profits in the UK since inception and have therefore not paid significant UK corporation tax. Our Austrian subsidiary has historical losses in Austria with more recent profits, which has resulted in payment of Austrian corporation tax in the years ended December 31, 2021, and 2020. The corporation tax benefit (tax) presented in the Company’s statements of comprehensive income (loss) represents the tax impact from its operating activities in the United States, UK and Austria, which have generated taxable income in certain periods. As the entities located in the UK carry out extensive research and development activities, they seek to benefit from the UK research and development tax credit cash rebate regime known as the Small and Medium-sized Enterprises R&D Tax Credit Program (the “SME Program”). Qualifying expenditures largely comprise employment costs for research staff, consumables expenses incurred under agreements with third parties that conduct research and development, preclinical activities, clinical activities and manufacturing on the Company’s behalf and certain internal overhead costs incurred as part of research projects.

The tax credit received in the UK pursuant to the SME Program permits companies to deduct an extra 130% of their qualifying costs from their yearly profit or loss, as well as the normal 100% deduction, to make a total 230% deduction. If the company is incurring losses, it is entitled to claim a tax credit worth up to 14.5% of the surrenderable loss. To qualify for relief under the SME Program, companies are required to employ fewer than 500 staff and have a turnover of under €100.0 million or a balance sheet total of less than €86.0 million.

Research and development tax credits received in the UK are recorded as a reduction in research and development expenses. The UK research and development tax credit is payable to companies after surrendering tax losses and is not dependent on current or future taxable income. As a result, it is not reflected as part of the income tax provision.

Income tax expense was not material for the three months ended March 31, 2022.

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

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

The table below summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Statements of Comprehensive Income
License revenue	$2,551	$2,917	$(366)
Operating expenses:
Research and development	8,037	7,132	905
General and administrative	5,702	6,429	(727)
Total operating expenses	13,739	13,561	178
Loss from operations	(11,188)	(10,644)	(544)
Other non-operating (expense) income:
Interest expense	(308)	(87)	(221)
Change in fair value of contingent value rights	(58)	—	(58)
Other (expense) income	(533)	1,105	(1,638)
Total other non-operating (expense) income	(899)	1,018	(1,917)
Net loss before income taxes	(12,087)	(9,626)	(2,461)
Income tax expense	—	(108)	108
Net loss	(12,087)	(9,734)	(2,353)

Licensing and Research & Development Services Revenue

Revenue for the three months ended March 31, 2022 was $2.6 million compared to $2.9 million for the three months ended March 31, 2021, a decrease of approximately $0.4 million. In both periods Ares exercised an option to acquire intellectual property rights, which generated $2.6 million of licensing revenue in the current period and $2.8 million of licensing revenue during the three months ended March 31, 2022 and 2021, respectively. The remaining

$0.3 million decrease is due to the recognition of $0.3 million in licensing and research and development services for the second molecule in the Company's License and Collaboration Agreement with Denali during the three months ended March 31, 2021. All performance obligations relating to the molecule were satisfied in February 2021 and as a result, no further revenue has been recognized since that date.

Research and development costs

Total research and development expenses were $8.0 million for the three months ended March 31, 2022, as compared to $7.1 million for the three months ended March 31, 2021. This $0.9 million increase is primarily due to an increase in clinical CRO costs of $1.4 million resulting from an increased number of patients on clinical trials in our four clinical-stage programs, an increase of $1.2 million of R&D staff-related costs, and an increase of $0.4 million of other costs, offset by a decrease in manufacturing costs of $0.4 million due to the timing of batch manufacturing activities and a $1.7 million increase in the R&D tax credit, which is recorded as a deduction in R&D cost.

General and administrative expense

General and administrative expense for the three months ended March 31, 2022 decreased by approximately $0.7 million compared to the three months ended March 31, 2021, primarily due to a decrease in stock compensation expense of $0.8 million and legal and professional costs of $0.4 million, due to costs incurred in the comparative period for work in relation to the share exchange transaction with Spring Bank. These decreases were offset by increases of $0.2 million in facilities-related costs, $0.2 million in information technology costs and other costs of $0.1 million.

Other income (expense)

Other income (expense) for the three months ended March 31, 2022, consisted primarily of sublease income of $0.2 million, offset by foreign exchange expense of $0.7 million, interest expense on the term debt of $0.3 million and a change in the fair value of the CVR liability of $0.1 million.

For the three months ended March 31, 2021, the total income of $0.1 million consisted of $1.0 million of foreign currency gains and $0.1 million of rental income, offset by $0.1 million of interest expense.

Liquidity and Capital Resources

Sources of liquidity

From our inception through March 31, 2022, we have not generated any revenue from product sales, and we have incurred significant operating losses and negative cash flows from our operations. We do not expect to generate significant revenue from sales of any products for several years, if at all.

As of March 31, 2022, the Company had an accumulated deficit of $90.5 million, cash of $68.8 million and working capital of $64.6 million. The future success of the Company is dependent on its ability to successfully obtain additional working capital, obtain regulatory approval for and successfully launch and commercialize its product candidates and to ultimately attain profitable operations. Management believes that its existing cash and cash equivalents at March 31, 2022 will fund our current operating plan into the first quarter of 2023. Should our potential mitigating plans, which include additional funding through public equity, private equity, debt financing, collaboration partnerships, or other sources, not materialize, then Management would delay certain research projects and capital expenditures and eliminate certain future operating expenses to fund operations at reduced levels in order for the Company to continue as a going concern for a period of 12 months from the date the financial statements are issued.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

Summarized cash flow information
	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Net cash used in operating activities	$(11,615)	(14,378)	$2,763
Net cash used in investing activities	—	(252)	252
Net cash provided by financing activities	1,879	—	1,879
Effect of exchange rate changes on cash	(12)	(216)	204
Net increase in cash	$(9,748)	$(14,846)	$5,098

Operating activities

Net cash used of $11.6 million in operating activities for the three months ended March 31, 2022, consisted of the net loss of $12.1 million adjusted for changes in operating assets and liabilities of $2.0 million and offset by non-cash charges of $2.5 million, primarily for share-based compensation expense of $1.5 million, foreign exchange losses of $0.6 million, depreciation and amortization of $0.2 million, fair value adjustment of the CVR liability of $0.1 million and non-cash interest expense of $0.1 million.

Net cash used of $14.4 million in operating activities for the three months ended March 31, 2021, was primarily due to a net loss of $9.7 million adjusted by changes in operating assets and liabilities of $6.4 million and offset by non-cash charges of $1.7 million. The non-cash charges included share-based compensation of $2.2 million, depreciation of $0.1 million and non-cash interest expense of $0.1 million, offset by foreign exchange gains of $0.7 million.

Investing activities

For the three months ended March 31, 2022 and 2021, net cash used in investing activities was zero and $0.3 million respectively. During the three months ended March 31, 2021, net cash used in investing activities was primarily due to the purchase of laboratory equipment.

Financing activities

For the three months ended March 31, 2022, net cash provided by financing activities was $1.9 million. This included $2.0 million raised net from the use of our “at the market” offering facility, offset by $0.1 million of proceeds paid to tax authorities in connection with shares withheld from employees to cover their tax obligations upon RSU vesting.

Future Funding Requirements

F-star expects to incur substantial losses in the foreseeable future as it conducts and expands its clinical trial and research and development activities. Management believes that its existing cash and cash equivalents at March 31, 2022 will fund our current operating plan into the first quarter of 2023.

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
•
the number of potential new product candidates we identify and decide to develop;
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

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements and related disclosures requires our management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, costs and expenses and related disclosures. We believe that the estimates and assumptions underlying the accounting policies described therein may have the greatest potential impact on our consolidated financial statements and, therefore, consider these to be our critical accounting policies. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these current estimates based on different assumptions and under different conditions. There have been no material changes to the Company’s critical accounting policies and estimates as disclosed in the Company’s Annual Report filed on SEC Form 10-K for the year ended December 31, 2021, filed with the SEC on March 15, 2022.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with third-party service providers for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. We have not included our payment obligations under these contracts as these contracts generally provide for termination upon notice, and therefore, we believe that our non-cancelable obligations under these agreements are not material, and we cannot reasonably estimate the timing of, or whether they will occur. We could also enter into additional research, manufacturing, supplier and other agreements in the future, which may require up-front payments and even long-term commitments of cash.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Smaller Reporting Company Status

We are a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may take advantage of certain of the scaled disclosures available to smaller reporting companies. These include, but are not limited to, reduced disclosure obligations regarding executive compensation in our periodic and annual reports, exemption from the requirement to provide a compensation discussion and analysis describing compensation practices and procedures, and reduced financial statement disclosure in our registration statements, which must include two years of audited financial statements rather than the three years of audited financial statements that are required for other public reporting companies. Smaller reporting companies are also eligible to provide such reduced financial statement disclosure in annual reports on Form 10-K. We will be able to take advantage of these scaled disclosures and exemptions for so long as (i) our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act for this reporting period and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any material litigation.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021,, as filed with the SEC on March 15, 2022, which could materially affect our business, financial condition, or results of operations. There have been no material changes to the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 15, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index set forth immediately prior to the signature page.

EXHIBIT INDEX

Exhibit Number	Description

10.1*#	Executive Service Agreement Amendment, dated as of April 6, 2022 by and between F-star Therapeutics Ltd and Eliot Forster, Ph.D.

10.2*#	Consulting Agreement Amendment, dated April 6, 2022 by and between F-star Therapeutics, Inc and Darlene Deptula-Hicks.

10.3*#	Service Agreement Amendment, dated April 6, 2022 by and between F-star Therapeutics Ltd and Neil Brewis, Ph.D.

10.4*#	Addendum to the Indefinite-Term Employment Contract, dated as of June 25, 2021, by and between F-star Therapeutics, Inc. and Louis Kayitalire

10.5*#	Employment Agreement Amendment, dated April 6, 2022 by and between F-star Therapeutics, Inc and Louis Kayitalire M.D.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
;lk;
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, has been formatted in Inline XBRL.

*	Filed herewith.
#	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F-star Therapeutics, Inc.

Date: May 10, 2022	By:	/s/ Eliot R. Forster
Eliot R. Forster, Ph.D.
President and Chief Executive Officer