Form 10-Q
period 2022-06-30
F-star Therapeutics, Inc.
filed 2022-08-11
CIK 1566373

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The number of shares of Registrant’s Common Stock outstanding as of June 30, 2022 was 21,584,723.

F-star Therapeutics, Inc.

INDEX

PART I. FINANCIAL INFORMATION

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

F-star Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	June 30,	December 31,
	2022	2021
	Unaudited
Assets
Current Assets:
Cash and cash equivalents	$52,963	$78,549
Prepaid expenses and other current assets	4,825	3,879
Tax incentive receivable	7,074	2,311
Total current assets	64,862	84,739
Property and equipment, net	813	887
Right of use asset	2,760	3,281
Goodwill	14,451	14,898
In-process research and development and intangible assets, net	17,329	18,765
Other long-term assets	429	451
Total assets	$100,644	$123,021
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,048	$3,081
Accrued expenses and other current liabilities	8,314	6,241
Term debt	353	—
Contingent value rights	1,740	1,907
Lease obligations, current	862	906
Total current liabilities	15,317	12,135
Long term Liabilities:
Term debt	9,398	9,605
Contingent value rights	2,046	1,694
Lease obligations	2,239	2,723
Deferred tax liability	7	7
Total liabilities	29,007	26,164
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized, 10,000,000 shares at June 30, 2022 and December 31, 2021; no shares issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Common Stock, $0.0001 par value; authorized 200,000,000 shares at June 30, 2022 and December 31, 2021; 21,584,723 and 20,874,590 shares issued and outstanding at June 30, 2022 and December 31, 2021	2	2
Additional paid-in capital	181,859	176,808
Accumulated other comprehensive loss	(692)	(1,502)
Accumulated deficit	(109,532)	(78,451)
Total stockholders’ equity	71,637	96,857
Total liabilities and stockholders’ equity	$100,644	$123,021

See accompanying notes to consolidated financial statements.

F-star Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In Thousands, Except Share and Per Share Amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
License revenue	$—	$—	$2,551	$2,917
Operating expenses:
Research and development	8,724	8,291	16,761	15,423
General and administrative	7,457	6,501	13,159	12,930
Total operating expenses	16,181	14,792	29,920	28,353
Loss from operations	(16,181)	(14,792)	(27,369)	(25,436)
Other non-operating (expense) income:
Interest expense	(334)	(110)	(642)	(197)
Change in fair value of contingent value rights	(127)	(583)	(185)	(583)
Other (expense) income	(2,352)	68	(2,885)	1,173
Total other non-operating (expense) income	(2,813)	(625)	(3,712)	393
Net loss before income taxes	(18,994)	(15,417)	(31,081)	(25,043)
Income tax expense	—	(82)	—	(190)
Net loss	$(18,994)	$(15,499)	$(31,081)	$(25,233)
Basic and diluted adjusted net loss per common shares	$(0.88)	$(0.91)	$(1.46)	$(1.93)
Weighted-average number of shares outstanding, basic and diluted	21,573,499	17,022,417	21,329,840	13,083,230
Other comprehensive loss:
Net loss	$(18,994)	$(15,499)	$(31,081)	$(25,233)
Other comprehensive (loss) gain :
Foreign currency translation	749	286	810	(182)
Total comprehensive loss	$(18,245)	$(15,213)	$(30,271)	$(25,415)

See accompanying notes to consolidated financial statements.

F-star Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended June 30, 2022 and 2021

(Unaudited)

(In Thousands, Except Share Amounts)

	Stockholders’ Equity
	Common Shares
For the Three Months Ended June 30, 2022	Number of Shares	Value	Capital in Excess of par Value	Accumulated Other Comprehensive Loss	Accumulated deficit	Total Stockholders’ Equity
Balance at March 31, 2022	21,493,212	$2	$180,141	$(1,441)	$(90,538)	$88,164
Issuance of common stock in connection with at-the-market offering, net of issuance costs	80,558	—	320	—	—	320
RSU vesting, net of shares repurchased to cover tax withholding	10,953	—	(17)	—	—	(17)
Share-based compensation	—	—	1,415	—	—	1,415
Equity adjustment from foreign currency translation	—	—	—	749	—	749
Net loss	—	—	—	—	(18,994)	(18,994)
Balance at June 30, 2022	21,584,723	$2	$181,859	$(692)	$(109,532)	$71,637

	Common Shares
For the Three Months Ended June 30, 2021	Number of shares	Value	Capital in Excess of par Value	Accumulated Other Comprehensive Loss	Accumulated deficit	Total Stockholders’ Equity
Balance at March 31, 2021	9,100,320	$1	$93,418	$(1,545)	$(56,902)	$34,972
Issuance of warrants in connection with term loan	—	—	326	—	—	326
Issuance of common stock in connection with public offering, net of issuance costs	979,843	—	9,115	—	—	9,115
Issuance of common stock in connection with public offering, net of issuance costs	10,439,347	1	68,177	—	—	68,178
Equity adjustment from foreign currency translation	—	—	—	286	—	286
Stock option exercises	67,052
Share-based compensation	—	—	1,859	—	—	1,859
Net loss	—	—	—	—	(15,499)	(15,499)
Balance at June 30, 2021	20,586,562	$2	$172,895	$(1,259)	$(72,401)	$99,237

See accompanying notes to consolidated financial statements.

F-star Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the six months ended June 30, 2022 and 2021

(Unaudited)

(In Thousands, Except Share Amounts)

	Stockholders’ Equity
	Common Shares
For the Six Months Ended June 30, 2022	Number of Shares	Value	Capital in Excess of par Value	Accumulated Other Comprehensive Loss	Accumulated deficit	Total Stockholders’ Equity
Balance at December 31, 2021	20,874,590	$2	$176,808	$(1,502)	$(78,451)	$96,857
Issuance of common stock in connection with at-the-market offering, net of issuance costs	625,612	—	2,269	—	—	2,269
RSU vesting, net of shares repurchased to cover tax withholding	84,521	—	(88)	—	—	(88)
Share-based compensation	—	—	2,870	—	—	2,870
Equity adjustment from foreign currency translation	—	—	—	810	—	810
Net loss	—	—	—	—	(31,081)	(31,081)
Balance at June 30, 2022	21,584,723	$2	$181,859	$(692)	$(109,532)	$71,637

	Common Shares
For the Six Months Ended June 30, 2021	Number of Shares	Value	Capital in Excess of par Value	Accumulated Other Comprehensive Loss	Accumulated deficit	Total Stockholders’ Equity
Balance at December 31, 2020	9,100,117	$1	$91,238	$(1,077)	$(47,168)	$42,994
Issuance of warrants in connection with term loan	—	—	326	—	—	326
Issuance of common stock in connection with public offering, net of issuance costs	979,843	—	9,115	—	—	9,115
Issuance of common stock in connection with public offering, net of issuance costs	10,439,347	1	68,177	—	—	68,178
Equity adjustment from foreign currency translation	—	—	—	(182)	—	(182)
Stock option exercises	67,255	—	—	—	—	—
Share-based compensation	—	—	4,039	—	—	4,039
Net loss	—	—	—	—	(25,233)	(25,233)
Balance at June 30, 2021	20,586,562	$2	$172,895	$(1,259)	$(72,401)	$99,237

See accompanying notes to consolidated financial statements.

F-star Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(31,081)	$(25,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation expense	2,870	4,039
Foreign currency (gain) loss	2,170	(570)
(Gain) loss on disposal of property, plant and equipment	—	(9)
Depreciation	236	297
Amortization of intangible assets	105	—
Non-cash interest	60	82
Amortization of debt issuance costs	86	—
Fair value adjustments	185	583
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,337)	237
Tax incentive receivable	(5,352)	3,493
Operating right of use asset	436	494
Accounts payable	1,223	(2,231)
Accrued expenses and other current liabilities	2,694	(3,278)
Deferred revenue	—	(308)
Operating lease liability	(442)	(520)
Other long term asset	—	(423)
Net cash used in operating activities	(28,147)	(23,347)
Cash flows from investing activities:
Purchase of property, plant and equipment	(235)	(658)
Purchase of intangible assets	(121)	—
Proceeds from sale of property, plant and equipment	—	15
Net cash used in investing activities	(356)	(643)
Cash flows from financing activities:
Net proceeds from issuance of common stock	2,269	77,293
Net proceeds from term debt	—	9,845
Payment to tax authorities in connection with shares directly withheld from employees	(87)	(92)
Net cash provided by financing activities	2,182	87,046
Net increase in cash and cash equivalents	(26,321)	63,056
Effect of exchange rate changes on cash	735	52
Cash and cash equivalents at beginning of period	78,549	18,526
Cash and cash equivalents at end of period	$52,963	$81,634
Supplemental disclosure of cash flow information
Cash paid for income taxes	—	36
Purchases of property and equipment included in accounts payable and accrued expenses	116	182
Interest paid	488	115
Non-cash investing and financing activities:
Additions to ROU assets obtained from new operating lease liabilities	—	1,468
Issuance of warrants	—	326

See accompanying notes to consolidated financial statements.

F-star Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

F-star Therapeutics Inc. (“we,” “F-star,” or the “Company”) is a clinical-stage biopharmaceutical company pioneering bispecifics in immunotherapy so more people with cancer can live longer and improved lives. F-star is committed to working towards a future free from cancer and other serious diseases, through the use of tetravalent (2+2) bispecific antibodies to create a paradigm shift in cancer treatments. The Company has four second-generation immune-oncology therapeutics in the clinic, each directed against some of the most promising immune-oncology targets in drug development, including LAG-3 and CD137. Our proprietary antibody discovery platform is protected by an extensive intellectual property estate. The Company has over 500 granted patents and pending patent applications relating to its platform technology and product pipeline. We have attracted multiple partnerships with biotechnology and pharmaceutical companies targeting significant unmet needs across several disease areas, including oncology, immunology, and indications affecting the central nervous system (“CNS”) with over 20 programs, based on our technology, being developed by our partners. Our goal is to offer patients better and more durable benefits than currently available immune-oncology treatments by developing medicines that seek to block tumor immune evasion. Through our proprietary tetravalent, bispecific natural antibody (mAb²™) format, our mission is to generate highly differentiated medicines with monoclonal antibody-like manufacturability, good safety and tolerability.

Share Exchange Agreement

On November 20, 2020, F-star Therapeutics, Inc., formerly known as Spring Bank Pharmaceuticals, Inc. (“Spring Bank”), completed a business combination (the “Transaction”) with F-star Therapeutics Limited (“F-star Ltd”) in accordance with the terms of the Share Exchange Agreement, dated July 29, 2020 (the “Exchange Agreement”), by and among the Company, F-star Ltd and certain holders of capital stock and convertible notes of F-star Ltd (each a “Seller”, and collectively with holders of F-star Ltd securities who subsequently became parties to the Exchange Agreement, the “Sellers”). Pursuant to the Exchange Agreement, each ordinary share of F-star Ltd outstanding immediately prior to the closing of the Transaction (the “Closing”) was exchanged by the Sellers that owned such F-star Ltd shares for a number of duly authorized, validly issued, fully paid and non-assessable shares of Company common stock pursuant to the exchange ratio formula set forth in the Exchange Agreement (the “Exchange Ratio”), rounded to the nearest whole share of Company common stock (after aggregating all fractional shares of Company common stock issuable to such Seller). Also, on November 20, 2020, in connection with, and prior to completion of, the Transaction, Spring Bank effected a 1-for-4 reverse stock split of its common stock (the “Reverse Stock Split”) and, following the completion of the Transaction, changed its name to F-star Therapeutics, Inc. Following the completion of the Transaction, the business of the Company became the business conducted by F-star, which is a clinical-stage immune-oncology company focused on cancer treatment through its proprietary tetravalent bispecific antibody programs. Unless otherwise noted, all references to share amounts in this report reflect the Reverse Stock Split.

Agreement and Plan of Merger

On June 22, 2022, the Company, invoX Pharma Limited, a private limited company organized under the laws of England and Wales (“Parent”), Fennec Acquisition Incorporated, a Delaware corporation and a wholly owned subsidiary of Parent (“Purchaser”), and Sino Biopharmaceutical Limited, a company organized under the laws of the Cayman Islands (“Guarantor”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Parent, through Purchaser, commenced a tender offer (the “Offer”) to acquire all of the outstanding shares of the Company’s common stock, par value $0.0001 per share (the “Company Shares”), at a price of $7.12 per share in cash (the “Offer Price”), without interest, subject to any applicable withholding taxes. If successful, upon the terms and conditions set forth in the Merger Agreement, the Offer will be followed by a merger of Purchaser with and into the Company, with the Company continuing as the surviving corporation and as a direct wholly-owned subsidiary of Parent (the “Merger”). The Offer is now scheduled to expire at 5:00 p.m., Eastern Time, on September 19, 2022, unless it is further extended. The Offer was previously scheduled to expire at one minute after 11:59 P.M., Eastern Time, on August 3, 2022.

The Merger Agreement includes customary termination provisions for both the Company and Parent and provides that, in connection with the termination of the Merger Agreement under specified circumstances, including termination by the Company under specified circumstances to accept and enter into a binding written definitive agreement providing for the consummation of a transaction constituting a superior offer, the Company will be required to pay to Parent a termination fee of $7.25 million.

Subject to the satisfaction of customary closing conditions, including regulatory approvals, the transaction is expected to close in the second half of 2022.

Liquidity

From our inception through June 30, 2022, we have not generated any revenue from product sales, and we have incurred significant operating losses and negative cash flows from our operations. We do not expect to generate significant revenue from sales of any products for several years, if at all.

As of June 30, 2022, we had working capital (current assets less current liabilities) of $49.5 million, an accumulated deficit of $109.5 million, cash of $53.0 million and accounts payable and accrued expenses of $8.3 million. Our future success is dependent on our ability to successfully obtain additional working capital, obtain regulatory approval for and successfully launch and commercialize our product candidates and to ultimately attain profitable operations.

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

During the quarter ended June 30, 2022, the Company sold 80,558 shares of common stock pursuant to the 2021 Sales Agreement for gross proceeds of $0.30 million and net proceeds (after deducting sales commissions) of $0.29 million.

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

The accompanying interim condensed consolidated financial statements as of June 30, 2022, and for the three and six months ended June 30, 2022 and 2021, and information contained within the notes to these condensed consolidated financial statements, are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited annual consolidated financial statements and in management's opinion contain all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of June 30, 2022, results of operations for the three and six months ended June 30, 2022 and 2021, statement of stockholders’ equity for the three and six months ended June 30, 2022 and 2021 and its cash flows for the six months ended June 30, 2022 and 2021. These interim condensed consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results for the three and six months ended June 30, 2022, are not necessarily indicative of the results expected for the full fiscal year or any interim period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of F-star Therapeutics, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions between the consolidated companies have been eliminated in consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting years. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the fair value of the assets and liabilities acquired in the transaction between Spring Bank and F-star Ltd, the fair value of contingent value rights, the accrual for research and development expenses, revenue recognition, fair values of acquired intangible assets and impairment review of those assets, share based compensation expense, and income and other taxes. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed in light of reasonable changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates or assumptions.

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

Research and development tax credit

As the entity located in the United Kingdom (“UK”) carries out extensive research and development, and clinical trial activities, it seeks to benefit from the UK research and development tax credit cash rebate regime known as the Small and Medium-sized Enterprises R&D Tax Credit Program (the “SME Program”). Qualifying expenditures largely comprise employment costs for research staff, consumables expenses incurred under agreements with third parties that conduct research and development, preclinical activities, clinical activities and manufacturing on the Company’s behalf and certain internal overhead costs incurred as part of research projects. The tax credit received in the UK pursuant to the SME Program permits companies to deduct an extra 130% of their qualifying costs from their yearly profit or loss, as well as the normal 100% deduction, to make a total 230% deduction. If the company is incurring losses, it is entitled to claim a tax credit worth up to 14.5% of the surrenderable loss. To qualify for relief under the SME Program, companies are required to employ fewer than 500 staff and have a turnover (revenue) of under €100.0 million or a balance sheet total of less than €86.0 million.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, pre-clinical and clinical activities, recruiting management and technical staff, and securing funding via collaborations. The Company has historically funded its operations with proceeds from its collaboration arrangements, sale and issuance of its common stock and preferred stock, and proceeds from the sale and issuance of convertible notes and debt financing. As of June 30, 2022, the Company had incurred significant losses and has an accumulated deficit of $109.5 million. The Company had approximately $53.0 million in cash and cash equivalents as of June 30, 2022. The Company expects to continue to generate operating losses in the foreseeable future, particularly as the Company advances its pre-clinical activities and clinical trials for its product candidates in development. The Company plans to seek additional funding through public equity, private equity, debt financing, collaboration partnerships, or other sources. There are no assurances, however, that the Company will be successful in these endeavors.

If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs, or reduce product candidate expansion, which could adversely affect its business prospects. Although management continues to pursue its funding plans, there is no assurance that the Company will be successful in obtaining sufficient funding to continue operations on terms acceptable to the Company, if at all. Management believes that its existing cash and cash equivalents at June 30, 2022 will fund our current operating plan into the first quarter of 2023. Accordingly, the Company has concluded that substantial doubt exists concerning the Company’s ability to continue as a going concern for a period of at least twelve months from the date of the financial statements.

2. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share applicable to common stockholders of the Company (in thousands, except share and per share data):

Net Loss Per Share
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(18,994)	$(15,499)	$(31,081)	$(25,233)
Weighted average number shares outstanding, basic and diluted	21,573,499	17,022,417	21,329,840	13,083,230
Net loss income per common, basic and diluted	$(0.88)	$(0.91)	$(1.46)	$(1.93)

Diluted net loss per share of common stock is the same as basic net loss per share of common stock for all periods presented. The following shares were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method or if-converted method, because their effect would have been anti-dilutive for the period presented:

Potential Dilutive Shares
	For the Three and Six Months Ended June 30,
	2022	2021
Common stock warrants	—	128,479
Stock options and RSUs	791,343	1,313,522

3. In process R&D (IPRD) and intangible assets, net

	June 30, 2022			December 31, 2021
	Indefinite-lived assets		Definite-lived assets	Indefinite-lived assets		Definite-lived assets
	Goodwill	In-process R&D	In-process R&D	Goodwill	In-process R&D	In-process R&D
Cost	$14,451	$17,349	$4,325	$14,898	$18,961	$4,473
Less: accumulated amortization	—	—	262	—	—	130
Less: impairments	—	4,083	—	—	4,539	—
	$14,451	$13,266	$4,063	$14,898	$14,422	$4,343

$0.1 million amortization expense was recorded for both the three and six month periods ended June 30, 2022. No amortization was recorded in the three and six month periods ended June 30, 2021.

4. Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

Property, Plant and Equipment, net
	June 30,	December 31,
	2022	2021
Leasehold improvements	$139	$154
Laboratory equipment	2,237	2,227
Furniture and office equipment	146	162
	2,522	2,543
Less: Accumulated depreciation	1,709	1,656
	$813	$887

Depreciation expense for the six months ended June 30, 2022 and 2021 was $0.2 million and $0.3 million, respectively.

5. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of June 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent value rights	$—	$—	$3,786	$3,786
	$—	$—	$3,786	$3,786

	Fair Value Measurements as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent value rights	$—	$—	$3,601	$3,601
	$—	$—	$3,601	$3,601

The following table reflects the change in the Company’s Level 3 liabilities, which consists of contingent value rights, for the six months ended June 30, 2022 (in thousands):

Change in Level 3 Liabilities
Contingent Value Rights
Balance at December 31, 2021	$3,601
Change in fair value of CVR	185
Balance at June 30, 2022	$3,786

The fair value of the CVR liability represents the future payments that are contingent upon the achievement of specific sale or licensing events for the Company’s STimulator of INterferon Gene (“STING”) product candidates, and is based on the Company’s probability-weighted discounted cash flow assessment that considers probability and timing of future payments. The fair value measurement is based on significant Level 3 unobservable inputs, such as the probability of achieving a sale, licensing agreement or development and regulatory milestones, anticipated timelines, and discount rate. The current liability of the CVR was $1.7 million at June 30, 2022 and $1.9 million at December 31, 2021, and the long term liability was $2.0 million as of June 30, 2022 and $1.7 million as of December 31, 2021. Changes in the fair value of the liability will be recognized in the consolidated statement of operations and comprehensive loss until settlement.

6. Accrued Expenses and other Current Liabilities

Accrued expenses as of June 30, 2022 and December 31, 2021, consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Clinical trial costs	$4,477	$2,834
Compensation and benefits	1,421	1,819
Professional fees	1,747	1,135
Other	669	453
	$8,314	$6,241

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

The Term Loans mature on the 48-month anniversary following the funding date, therefore $5 million plus an additional fee of $0.2 million becomes due on April 1, 2025, and $5 million plus an additional fee of $0.2 million will become due on June 22, 2025. The principal balance of the Term Loan bears a floating interest. The interest rate is calculated initially and, thereafter, each calendar month as the sum of (a) the per annum rate of interest from time to time published in The Wall Street Journal as contemplated by the Loan and Security Agreement, or any successor publication thereto, as the “prime rate” then in effect, plus (b) 6.25%; provided that, in the event such rate of interest is less than 3.25%, such rate shall be deemed to be 3.25% for purposes of calculating the interest rate. Interest is payable on a monthly basis based on each Term Loan principal amount outstanding in the preceding month and at June 30, 2022 the rate applied was 9.5%.

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

The Company’s debt obligation consisted of the following (in thousands):

Term Debt
	June 30, 2022	December 31, 2021
Term Loan A and B due April 2025	$5,000	$5,000
Term Loan C and D due June 2025	5,000	5,000
Term debt	10,000	10,000
Less: Unamortized deferred issuance costs	(160)	(197)
Less: Warrant discount and interest	(89)	(198)
Total debt obligations- long term	$9,751	$9,605

8. Stockholders’ Equity

Common Stock

On August 13, 2021, the Company entered into the 2021 Sales Agreement with SVB Securities LLC with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million through SVB Securities LLC as its sales agent. During the quarter ended June 30, 2022, the Company sold 80,558 shares of common stock pursuant to the 2021 Sales Agreement for gross proceeds of $0.30 million, resulting in net proceeds of $0.29 million after deducting sales commissions.

9. Warrants

In 2019, Spring Bank, as borrower, entered into a loan and security agreement with Pontifax Medison Finance (Israel) L.P. and Pontifax Medison Finance (Cayman) L.P., as lenders, and pursuant to which Spring Bank issued to Pontifax Medison Finance GP, L.P warrants to purchase 62,500 shares of its common stock (the “Pontifax Warrants”). The Pontifax Warrants are exercisable at $8.32 per share and expire on September 19, 2025. The Company evaluated the terms of the warrants and concluded that they should be equity-classified. At June 30, 2022, there were 62,500 warrants outstanding.

In connection with the entry into the Loan and Security Agreement (refer to Note 7), the Company issued to Horizon warrants to purchase an aggregate number of shares of the Company’s common stock in an amount equal to $100,000 divided by the exercise price for each respective warrant. If at any time the Company files a registration statement relating to an offering for its own account, or the account of others, of any of its equity securities, the Company has agreed to include such number of shares underlying the warrants in such registration statement as requested by the holder. The warrants, which are exercisable for an aggregate of 42,236 shares, will be exercisable for a period of seven years at a per-share exercise price of $9.47, which is equal to the 10-day average closing price prior to January 15, 2021, the date on which the term sheet relating to the Loan and Security Agreement was entered into, subject to certain adjustments as specified in the warrant. As of June 30, 2022, there were 42,236 warrants outstanding.

A summary of the warrant activity for the six months ended June 30, 2022, is as follows:

Warrants Outstanding
Outstanding at December 31, 2021	104,736
Exercised	—
Issued	—
Expired	—
Outstanding at June 30, 2022	104,736

10. Stock Option Plans

Incentive Plans

The Company maintains two equity incentive plans (the "Plans") that provide for the granting of stock options, share appreciation rights, restricted shares, restricted share units, performance share units and certain other share-based awards as provided in the Plans to certain employees, members of the board of directors, consultants or other service providers of the Company, with a prescribed contractual term not to exceed ten years. As of June 30, 2022, there were 80,326 shares of common stock available for grant under the Plans. Awards granted under the Plans generally vest over a four-year period with 25% or 28% of the award vesting on the first anniversary of the commencement date and the balance vesting monthly over the remaining three years. Grants are generally awarded with a contractual terms of 10 years from the date of the grant. For certain senior members of management and directors, the board of directors approved an alternative vesting schedule. The share reserve under one of the Plans automatically increases on January 1 each year, in an amount equal to 4% of the total number of shares outstanding as of December 31 of the preceding year.

In March 2022, the Company's Compensation Committee of the board of directors approved the issuance of nonqualified stock option awards to purchase Common Stock outside of the aforementioned Plans ("Inducement Awards") to employees to induce them to accept employment with the Company. The terms and vesting conditions of Inducement Awards are the same as for options granted under the Plans.

Stock option valuation

The fair value of stock option grants is estimated using the Black-Scholes option-pricing model with the following assumptions:

Black-Scholes Option- Pricing
	June 30, 2022	December 31, 2021
Risk-free interest rate	2.84% - 3.36%	0.42% - 1.34%
Expected volatility	95.63% - 97.45%	97.18% - 98.96%
Expected dividend yield	- %	- %
Expected life (in years)	5.5 - 6.1	6.1

The table below summarizes stock option activity under the Company’s stock option plans and Inducement Awards:

Stock Option Activity
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	1,098,134	$5.80	8.76	$5,808
Granted	1,074,364	4.11	10.00	(975)
Exercised	—	—	—	—
Forfeited and expired	(63,845)	7.59	9.06	91
Outstanding as of June 30, 2022	2,108,653	4.89	8.88	4,922
Options exercisable at June 30, 2022	584,015	6.14	7.91	3,572

The weighted average grant date fair value of options granted during the six months ended June 30, 2022 and 2021 was $3.20 and $6.16 per share, respectively. The total fair value of options vested during the six months ended June 30, 2022 and 2021 was $7.2 million and $3.0 million, respectively.

Restricted Stock Units

The following table summarizes the movement in the number of Restricted Stock Units (“RSUs”) issued by the Company under the Stock Incentive Plans The table below summarizes activity relating to RSUs for the six months ended June 30, 2022:

RSU Activity
	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total nonvested units at December 31, 2021	$291,886	$9.06
Granted	25,000	2.91
Vested	(109,558)	8.82
Total nonvested units at June 30, 2022	$207,328	$8.44

The vesting for the time-based RSUs occurs either immediately, after one year or after four years. For the six months ended June 30, 2022 and June 30, 2021, the Company recognized approximately $0.5 million and $1.4 million in expenses related to the time-based RSUs respectively.

Share-based Compensation

The Company recorded share-based compensation expense in the following expense categories for the three and six months ended June 30, 2022 and 2021 of its consolidated statements of operations and comprehensive loss (in thousands):

Share-Based Compensation
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expenses	$491	$531	$946	$944
General and administrative expenses	924	1,328	1,924	3,095
	$1,415	$1,859	$2,870	$4,039

On June 22, 2022, the board of directors exercised its discretion pursuant to Section 9.8 of the 2019 Plan to allow the unvested portion of all Enterprise Management Incentive Options ("EMI Options"), to accelerate and become fully vested and exercisable as of three business days prior to the initial scheduled expiration date of the Offer, which was August 3, 2022. The expiration date of the Offer has since been extended to September 19, 2022. This was done to preserve UK employees' EMI tax status under the Merger. As such, the remaining value of the EMI Options was accelerated and recognized ratably over the accelerated period.

At June 30, 2022, there was $4.1 million of unrecognized stock-based compensation expense relating to stock options granted pursuant to the Stock Incentive Plans, which will be recognized over the weighted-average remaining vesting period of 2.8 years.

At June 30, 2022, there was $0.7 million of unrecognized stock-based compensation expense relating to the time-based RSUs granted pursuant to the Stock Incentive Plans, which will be recognized over the weighted-average remaining vesting period of 2.6 years.

11. Significant Agreements

License and Collaboration agreements

For the three and six months ended June 30, 2022 and 2021, the Company had License and Collaboration agreements (“LCAs”) with Ares, Denali, Janssen and AstraZeneca. The following table summarizes the revenue recognized in the Company’s consolidated statements of operations and comprehensive loss from these arrangements (in thousands):

Revenue by Collaboration Partner
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Ares	$—	$—	$2,551	$2,800
Denali	—	—	—	117
Total	$—	$—	$2,551	$2,917

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

During the six months ended June 30, 2022, Ares paid an option fee of $2.6 million to acquire the rights to the third molecule.

During the six months ended June 30, 2021, Ares paid an option fee of $2.8 million to acquire the rights to the fourth molecule.

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

During the six months ended June 30, 2021, $2.6 million was recognized in relation to the option exercise to acquire intellectual property rights for the third molecule included in the 2020 Amendment.

During the six months ended June 30, 2022, $2.8 million was recognized in relation to the option exercise to acquire intellectual property rights for the fourth molecule included in the 2020 Amendment.

No revenue was recorded in the three months ended June 30, 2022 or 2021 in relation to this contract.

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

All performance obligations were deemed to have been fully satisfied during the year ended December 31, 2019 in respect of the first Accepted Fcab Target, and during the three months ended March 30, 2021 in respect of the second Accepted Fcab Target. For the six months ended June 30, 2022 and 2021, the Company recognized zero and $0.1 million, respectively, in respect of the second Accepted Fcab Target.

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

No revenue was recorded for this contract in the six months ended June 30, 2022 or June 30, 2021.

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

No revenue was recorded for this contract in the six months ended June 30, 2022 or June 30, 2021.

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

There were no contract assets or liabilities recorded in the Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021.

12. Commitments and Contingencies

Lease Obligations

On January 27, 2021, the Company signed an operating lease for three years for its corporate headquarters in Cambridge, UK. The Company also has leases for the former Spring Bank headquarters and laboratory space in Hopkinton, Massachusetts which are or were being subleased. One of the two leases expired on May 31, 2021 and the remaining lease has a remaining term of approximately 6.3 years for its former principal office and laboratory space, which includes an option to extend the lease for up to 5 years. The Company’s former headquarters location is being subleased through the remainder of the lease term.

Operating lease costs under the leases for the six months ended June 30, 2022, and 2021 were approximately $0.6 million and $0.6 million.

The following table summarizes the Company’s maturities of operating lease liabilities as of June 30, 2022 (in thousands):

Maturities of Operating Lease Liabilities
Periods
For the period July 1, 2021 to December 31, 2022	$430
2023	867
2024	393
2025	382
2026	372
Thereafter	657
Total lease payments	$3,101

Sublease

The Company subleases the former Spring Bank offices in Hopkinton, Massachusetts. Operating sublease income under operating lease agreements for the six months ended June 30, 2022, and 2021 was $0.2 million and $0.2 million. This sublease has a remaining lease term of 6.3 years. Future expected cash receipts from our sublease as of June 30, 2022, are as follows (in thousands):

Future Expected Cash Receipts From Sublease
Period
For the period July 1, 2021 to December 31, 2022	$233
2023	474
2024	486
2025	498
2026	511
Thereafter	970
Total sublease receipts	$3,172

Service Agreements

As of June 30, 2022, the Company had contractual commitments of $9.9 million with a contract manufacturing organization (“CMO”) for activities that are ongoing or are scheduled to start between three and nine months of the date of the statement of financial position. Under the terms of the agreement with the CMO, the Company is committed to pay for some activities if those activities are cancelled up to three, six or nine months prior to the commencement date.

13. Subsequent Events

Agreement with Takeda

On July 20, 2022 the company announced that it entered into a license agreement with Takeda Pharmaceuticals, USA, Inc. (“Takeda”). Under the terms of the agreement, F-star will grant Takeda a worldwide, exclusive royalty-bearing license to research, develop, and commercialize a bispecific antibody against an immune-oncology target using F-star’s proprietary Fcab™ and mAb2 ™ platforms. Takeda will be responsible for all research, development, and commercialization activities under the agreement. F-star will receive an upfront license fee of $1 million. F-star is also eligible to receive future development and commercialization milestone payments up to approximately $40 million over the course of the agreement if all milestones are achieved, plus single-digit percentage royalties on annual net sales.

Certain Litigation

On July 12, July 18, July 20, and July 22, 2022, four purported stockholders of the Company filed separate lawsuits against the Company and certain of its current and former directors and officers in the federal district court for the Southern District of New York, captioned Mark Diebolt v. F-star Therapeutics, Inc., et al., Case No. 1:22-cv-05941 (the “Diebolt Complaint”), Amber Johnson v. F-star Therapeutics, Inc., et al., Case No. 1:22-cv-06103 (the “Johnson Complaint”), Jacob Wheeler v. F-star Therapeutics, Inc., et al., Case No. 1:22-cv-00950 (the “Wheeler Complaint”), and Sam Carlisle v. F-star Therapeutics, Inc., et al., Case No. 1:22-cv-06253 (the “Carlisle Complaint,” and together with the Diebolt Complaint, Johnson Complaint, and Wheeler Complaint, the “Complaints”), respectively. Each complaint alleges violations of Sections 14(d) and 14(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 14d-9 promulgated thereunder and Section 20(a) of the Exchange Act. Both lawsuits allege that the Schedule 14D-9 Solicitation / Recommendation Statement filed by the Company on July 7, 2022 is materially incomplete and misleading and seek to enjoin the tender offer until the purported deficiencies in the 14D-9 are corrected, or alternatively, seek monetary damages if the tender offer is consummated. The plaintiffs also seek fees and costs incurred in bringing the Complaints. The defendants believe the claims asserted in the Complaints are without merit.

The Company has also received demand letters from eight purported shareholders (collectively, the “Demand Letters”) separately requesting that the Company provide additional disclosures in connection with the Merger.

The Company and the defendants named in the Complaints and the Demand Letters believe that the claims asserted in the Complaints and the Demand Letters are without merit.

Additional lawsuits arising out of or relating to the tender offer may be filed and other demand letters may be received in the future. If additional similar complaints are filed or demand letters are received, absent new or different allegations that are material, the Company will not necessarily announce such additional filings.

From time to time, we may become involved in additional legal proceedings arising in the ordinary course of our business. We are not presently a party to any material litigation.

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

Proposed acquisition by invoX Pharma

On June 22, 2022, F-star, invoX Pharma Limited, a private limited company organized under the laws of England and Wales (“Parent” or “invoX”), Fennec Acquisition Incorporated, a Delaware corporation and a wholly owned subsidiary of Parent (“Purchaser”), and Sino Biopharmaceutical Limited, a company organized under the laws of the Cayman Islands (“Guarantor”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Parent, through Purchaser, commenced a tender offer (the “Offer”) to acquire all of the outstanding shares of the Company’s common stock, par value $0.0001 per share (the “Company Shares”), at a price of $7.12 per share in cash (the “Offer Price”), without interest, subject to any applicable withholding taxes. If successful, upon the terms and conditions set forth in the Merger Agreement, the Offer will be followed by a merger of Purchaser with and into the Company, with the Company continuing as the surviving corporation and as a direct wholly-owned subsidiary of Parent (the “Merger”) .

The Merger Agreement includes customary termination provisions for both the Company and Parent and provides that, in connection with the termination of the Merger Agreement under specified circumstances, including termination by the Company under specified circumstances to accept and enter into a binding written definitive agreement providing for the consummation of a transaction constituting a superior offer, the Company will be required to pay to Parent a termination fee of $7.25 million.

Subject to the satisfaction of customary closing conditions, including regulatory approvals, the transaction is expected to close in the second half of 2022.

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

These forward-looking statements include, but are not limited to, statements about or risks related to:

•
our ability to consummate the Merger and the timing of the closing of the Merger, including the satisfaction to conditions to closing of the Merger within the expected timeframe or at all;
•
the outcome of any legal proceedings that may be instituted against the parties and others related to the Merger Agreement;
•
the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the Merger Agreement;
•
unanticipated difficulties or expenditures relating to the Merger,
•
the response of our collaborators or other parties to the announcement of the Merger;
•
the response of Company stockholders to the Merger Agreement;
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

•
our exposure to investment risk, interest rate risk and capital market risk; and

•
our ability to attract and retain key scientific, management or sales and marketing personnel, including any potential difficulties in employee retention as a result of the announcement and pendency of the Merger.

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

Overview

F-star Therapeutics, Inc. (“we”, “F-star” or the “Company”) is a clinical-stage biopharmaceutical company pioneering bispecifics in immunotherapy so more people with cancer can live longer and improved lives. F-star is committed to working towards a future free from cancer and other serious diseases, through the use of tetravalent (2+2) bispecific antibodies to create a paradigm shift in cancer treatments. The Company has four second-generation immune-oncology therapeutics in the clinic, each directed against some of the most promising immune-oncology targets in drug development, including LAG-3 and CD137. F-star’s proprietary antibody discovery platform is protected by an extensive IP estate. F-star has over 500 granted patents and pending patent applications relating to its platform technology and associated product pipeline. The Company has attracted multiple partnerships with biopharma targeting the significant unmet needs across several disease areas, including oncology, immunology, and CNS with over 20 programs being developed by our partners using our technology. F-star’s goal is to offer patients better and more durable benefits than currently available immune-oncology treatments by developing medicines that seek to block tumor immune evasion. Through its proprietary tetravalent, bispecific natural antibody (mAb²™) format, F-star’s mission is to generate highly differentiated medicines with monoclonal antibody-like manufacturability, good safety and tolerability. With four distinct binding sites in a natural human antibody format, we believe our proprietary technology will overcome many of the challenges facing current immune-oncology therapies, including other bispecific formats, due to the strong pharmacology enabled by tetravalent bispecific binding.

Our Programs

F-star’s most advanced product candidate, FS118, is currently being evaluated in proof-of-concept Phase 2 trials in PD-1/PD-L1 acquired resistance head and neck cancer patients and in checkpoint inhibitor (“CPI”) naïve non-small cell lung cancer (“NSCLC”) and diffuse large B-cell lymphoma (“DLBCL”) patients. FS118 is a tetravalent mAb2 bispecific antibody targeting two receptors, PD-L1 and LAG-3, both of which are validated targets in immune-oncology. Phase 1 data from 43 heavily pre-treated patients with advanced cancer, who have failed PD-1/PD-L1 therapy, showed that administration of FS118 was well-tolerated with no dose limiting toxicities up to 20 mg/kg. In addition, a disease control rate (“DCR”), defined as either a complete response, partial response or stable disease, of 49% (19 out of 39) was observed in patients receiving dose levels of FS118 of 1mg/kg or greater. In acquired resistance patients, the DCR was 55% (17 out of 31) in patients receiving 1 mg/kg or greater and long-term (more than six months) disease control was observed in six of these patients. In August 2022, we reported that the futility hurdle for the initial of the trial in acquired resistance head and neck cancer patients was cleared. We continue to enroll patients as part of this proof of concept trial. We expect to provide a further update in the first half of 2023. In parallel, we plan to further study head and neck cancer patients in order to assess FS118 in combination regimens with potential for registration.

Data reported during the first half of 2021, from a randomized Phase 3 trial conducted by another company in patients with previously untreated, locally advanced or metastatic melanoma provides clinical validation for the combination of LAG-3 and PD-1 inhibition. This clinical benefit in targeting PD-1 and LAG-3 gives us reason to believe that FS118 has potential to benefit patients not only with acquired resistance, but also in preventing resistance in patients receiving PD-1 monotherapy for the first time. With respect to the latter, we initiated a clinical trial of FS118 in CPI-naïve patients in biomarker enriched NSCLC and DLBCL populations in late 2021 and continue to enroll into these cohorts.

F-star’s second product candidate, FS222, aims to improve outcomes particularly in patients with tumors that express low levels of PD-L1 and is a mAb2 bispecific antibody that is designed to target both the costimulatory CD137 receptor and the inhibitory PD-L1 ligand, which are co-expressed in many tumor types. The Phase 1 clinical trial evaluating FS222 in patients with advanced cancers is ongoing. We believe there is a strong rationale to combine FS222 with other anti-cancer agents, and this can be done within the Phase 1 study. The accelerated dose titration was completed in the second half of 2021 and in August 2022 we reported that we have seen emerging clinical anti-tumor activity with a tolerability profile typical of checkpoint inhibitors. Identification of optimal patient groups, dose and schedule is on-going. We expect to provide an update on the Phase 1 trial and report safety, biomarker and preliminary efficacy data at a scientific conference in the second half of 2022.

F-star’s third product candidate, FS120, aims to improve checkpoint inhibitor and chemotherapy outcomes and is a mAb2 bispecific antibody that is designed to bind to and stimulate OX40 and CD137, two proteins found on the surface of T cells that both function to enhance T cell activity. F-star is developing FS120 alone and in combination with PD-1 therapy for the treatment of tumors where PD-1 inhibitors are approved, and which have been associated with co-expression of OX40 and CD137 in the tumor microenvironment. The Phase 1 clinical trial in patients with advanced cancers is ongoing: we completed the accelerated dose titration phase during the second half of 2021 and initiated a combination of FS120 and the PD-1 inhibitor, pembrolizumab, in mid- 2022. We are continuing further dose escalation to determine an optimal dosing regimen. Pembrolizumab is supplied under a clinical trial collaboration and supply agreement with Merck & Co.

SB 11285, which F-star acquired pursuant to a business combination with Spring Bank Pharmaceuticals, Inc. (“Spring Bank”), is a next generation cyclic dinucleotide STimulator of INterferon Gene (“STING”) agonist designed to improve checkpoint inhibitor outcomes as an immunotherapeutic compound for the treatment of selected cancers. SB 11285 appeared to be well tolerated both alone and in combination with atezolizumab across all dose levels tested to-date, including five dose levels as monotherapy and three dose levels as a combination. Initial analysis showed that pharmacokinetics were dose linear and in-line with the predicted profile for rapid cellular uptake, a characteristic of second generation STING agonists. F-star is continuing with further dose-escalation and in parallel pursuing strategic business development opportunities for SB 11285. We expect to report an update on this study in early 2023.

Share Exchange Agreement

On November 20, 2020, the Company, formerly known as Spring Bank, completed a business combination (the “Transaction”) with F-star Therapeutics Limited (“F-star Ltd”) in accordance with the terms of the Share Exchange Agreement, dated July 29, 2020 (the “Exchange Agreement”), by and among the Company, F-star Ltd and certain holders of the capital stock and convertible notes of F-star Ltd (each a “Seller”, and collectively with holders of F-star Ltd securities who subsequently became parties to the Exchange Agreement, the “Sellers”). Pursuant to the Exchange Agreement, each ordinary share of F-star Ltd outstanding immediately prior to the closing of the Transaction (the “Closing”) was exchanged by the Sellers that owned such F-star Ltd shares for a number of duly authorized, validly issued, fully paid and non-assessable shares of Company common stock pursuant to an exchange ratio formula as set forth in the Exchange Agreement (the “Exchange Ratio”), rounded to the nearest whole share of Company common stock (after aggregating all fractional shares of Company common stock issuable to such Seller). Also, on November 20, 2020, in connection with, and prior to completion of, the Transaction, Spring Bank effected a 1-for-4 reverse stock split of its common stock (the “Reverse Stock Split”) and, following the completion of the Transaction, changed its name to F-star Therapeutics, Inc. Following the completion of the Transaction, the business of the Company became the business conducted by F-star, which is a clinical-stage immune-oncology company focused on cancer treatment through its proprietary tetravalent bispecific antibody programs. Unless otherwise noted, all references to share amounts in this report reflect the Reverse Stock Split.

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

The CVR payment obligation expires on the later of 18 months following the Closing or the one-year anniversary of the date of the final database lock of the STING clinical trial (as defined in the STING Agonist CVR Agreement) (the “STING Agonist CVR Expiration Date”). The final database lock of the STING clinical trial is still to be determined. The STING Agonist CVRs are not transferable, except in certain limited circumstances, are not certificated or evidenced by any instrument, do not accrue interest and are not registered with the SEC or listed for trading on any exchange. Until the STING Agonist CVR Expiration Date, subject to certain exceptions, the Company is required to use commercially reasonable efforts to (a) complete the STING Trial and (b) pursue a CVR Transaction. The STING Agonist CVR Agreement became effective upon the Closing and, unless terminated earlier in accordance with its terms, will continue in effect until the STING Agonist CVR Expiration Date the payment or all CVR payment amounts are paid pursuant to their terms.

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

The STING Antagonist CVRs are not transferable, except in certain limited circumstances, are not certificated or evidenced by any instrument, do not accrue interest, and are not registered with the SEC or listed for trading on any exchange. Until the STING Antagonist CVR Expiration Date, subject to certain exceptions, the Company is required to use commercially reasonable efforts to (a) consummate the Approved Development Agreement, (b) to perform the terms of the Approved Development Agreement and (c) pursue CVR Transactions. The STING Antagonist CVR Agreement became effective upon the Closing and, unless terminated earlier in accordance with its terms, will continue in effect until the STING Antagonist CVR Expiration Date or all CVR payment amounts are paid pursuant to their terms. On July 7, 2021, the Company entered into a License Agreement with AstraZeneca under which AstraZeneca will receive global rights to research, develop and commercialize next generation STING inhibitor compounds. Under the terms of the agreement, AstraZeneca is granted exclusive access to and will be responsible for all future research, development and commercialization of the STING inhibitor compounds. F-star is eligible to receive upfront and near-term payments of up to $12 million upon meeting certain milestones. In addition, F-star will be eligible for development and sales milestone payments of over $300 million, as well as single digit percentage royalty payments. Payments received by F-star are subject to a contingent value rights agreement (“CVR 2”), under which 80% will be payable to stockholders of F-star that were previously stockholders of Spring Bank prior to the business combination between F-star and Spring Bank.

The acquisition-date fair value of the CVR liability represents the future payments that are contingent upon the achievement of sale or licensing for the product candidates. The fair value of the contingent consideration acquired of $2.5 million as of December 31, 2021, and $3.5 million as of June 30, 2022, is based on the Company’s probability-weighted discounted cash flow assessment that considers probability and timing of future payments. The fair value measurement is based on significant Level 3 unobservable inputs such as the probability of achieving a sale or licensing agreement, anticipated timelines, and discount rate. Changes in the fair value of the liability will be recognized in the consolidated statement of operations and comprehensive loss until settlement. For the three months ended June 30, 2022, the estimated fair value increased to $3.5 million which resulted in a $0.4 million charge on the Consolidated Statements of Operations and Comprehensive Loss.

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
•
up-front, milestone and management fees for maintaining licenses under our third-party licensing agreements; and
•
compensation and consulting related expenses

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

Our UK established entities have generated losses and some profits in the UK since inception and have therefore not paid significant UK corporation tax. Our former Austrian subsidiary has historical losses in Austria with more recent profits, which has resulted in payment of Austrian corporation tax in the years ended December 31, 2021, and 2020. The corporation tax benefit (tax) presented in the Company’s statements of comprehensive income (loss) represents the tax impact from its operating activities in the United States, UK and Austria, which have generated taxable income in certain periods. As we carry out extensive research and development activities in the UK, we seek to benefit from the UK research and development tax credit cash rebate regime known as the Small and Medium-sized Enterprises R&D Tax Credit Program (the “SME Program”). Qualifying expenditures largely comprise employment costs for research staff, consumables expenses incurred under agreements with third parties that conduct research and development, preclinical activities, clinical activities and manufacturing on the Company’s behalf and certain internal overhead costs incurred as part of research projects.

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

Income tax expense was not material for the three and six months ended June 30, 2022.

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

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

The table below summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Statements of Comprehensive Income
License revenue	$—	$—	$—
Operating expenses:
Research and development	8,724	8,291	433
General and administrative	7,457	6,501	956
Total operating expenses	$16,181	$14,792	$1,389
Loss from operations	(16,181)	(14,792)	(1,389)
Other non-operating income (expense):
Interest expense	(334)	(110)	(224)
Change in fair value of contingent value rights	(127)	(583)	456
Other (expense) income	(2,352)	68	(2,420)
Loss before income taxes	$(18,994)	$(15,417)	$(3,577)
(Loss) benefit for income taxes	—	(82)	82
Net loss	$(18,994)	$(15,499)	$(3,495)

Research and development costs

Total research and development expenses were $8.7 million for the three months ended June 30, 2022, as compared to $8.3 million for the three months ended June 30, 2021. This $0.4 million increase is primarily due to an increase in clinical CRO costs of $2.9 million resulting from an increased number of patients on clinical trials in our four clinical-stage programs, increases in R&D consultancy of $0.4 million, R&D staff-related costs of 0.3 million and other costs of $0.2 million offset by a $3.4 million increase in the R&D tax credit, which is recorded as a reduction in R&D cost.

General and administrative expense

General and administrative expense for the three months ended June 30, 2022 increased by approximately $1.0 million compared to the three months ended June 30, 2021, primarily due to an increase totaling $1.5 million in legal and professional costs, including transaction costs of $2.5 million incurred in relation to the proposed acquisition of F-star by invoX. Other legal and professional costs decreased by $1.0 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 where costs were higher in the comparative period for work in relation to the share exchange transaction with Spring Bank, stock compensation expense and other costs decreased by $0.4 million and $0.1 million respectively.

Other income (expense)

Other expense for the three months ended June 30, 2022 of $2.3 million consisted primarily of foreign exchange expense of $2.5 million, offset by sublease income of $0.2 million.

For the three months ended June 30, 2021, other income of $0.1 million consisted of $0.1 million of foreign exchange expense offset by $0.2 million of sublease income.

Comparison of the six months ended June 30, 2022 and 2021

The table below summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Statements of Comprehensive Income
License revenue	$2,551	$2,917	$(366)
Operating expenses:
Research and development	16,761	15,423	1,338
General and administrative	13,159	12,930	229
Total operating expenses	$29,920	$28,353	$1,567
Loss from operations	(27,369)	(25,436)	(1,933)
Other non-operating income (expense):
Interest expense	(642)	(197)	(445)
Change in fair value of contingent value rights	(185)	(583)	398
Other (expense) income	(2,885)	1,173	(4,058)
Loss before income taxes	$(31,081)	$(25,043)	$(6,038)
(Loss) benefit for income taxes	—	(190)	190
Net loss	$(31,081)	$(25,233)	$(5,848)

Licensing and Research & Development Services Revenue

Revenue for the six months ended June 30, 2022 was $2.6 million compared to $2.9 million for the six months ended June 30, 2021, a decrease of approximately $0.3 million. In both periods Ares exercised an option to acquire intellectual property rights, which generated $2.8 million and $2.6 million, respectively, of licensing revenue in the current and the comparative period. The remaining $0.3 million decrease is due to the recognition of $0.3 million in licensing and research and development services for the second molecule in the Company's License and Collaboration Agreement with Denali during the six months ended June 30, 2021. All performance obligations relating to the molecule were satisfied in February 2021 and as a result, no further revenue has been recognized since that date.

Research and development costs

Total research and development expenses were $16.7 million for the six months ended June 30, 2022, as compared to $15.4 million for the six months ended June 30, 2021. This $1.3 million increase is primarily due to increases in clinical CRO costs of $4.2 million resulting from an increased number of patients on clinical trials in our four clinical-stage programs, $1.4 million of staff costs, $0.6 million of consultancy costs, $0.3 million of travel and staff-related costs and $0.3 million of other costs, offset by a decrease in manufacturing costs of $0.4 million due to the timing of batch manufacturing activities. In addition , there has been an increase in the R&D tax credit of $5.1 million, which is recorded as a reduction of R&D cost.

General and administrative expense

General and administrative expense for the six months ended June 30, 2022 decreased by approximately $2.4 million compared to the six months ended June 30, 2021, primarily due to a decrease in stock compensation expense of $1.3 million and legal and professional costs of $1.3 million, due to costs incurred in the comparative period for work in relation to the share exchange transaction with Spring Bank. These decreases were offset by an increase in travel of $0.2 million.

Transaction costs of $2.7 million were incurred in the six months ended June 30, 2022 in relation to the proposed acquisition of F-star by invoX.

Other income (expense)

Other expense for the six months ended June 30, 2022 of $2.9 million consisted primarily of sublease income of $0.3 million, offset by foreign exchange expense of $3.2 million.

For the six months ended June 30, 2021, other income of $1.2 million consisted of $0.9 million of foreign exchange gains plus $0.3 million of sublease income.

Liquidity and Capital Resources

Sources of liquidity

From our inception through June 30, 2022, we have not generated any revenue from product sales, and we have incurred significant operating losses and negative cash flows from our operations. We do not expect to generate significant revenue from sales of any products for several years, if at all.

As of June 30, 2022, the Company had an accumulated deficit of $109.5 million, cash of $53.0 million and working capital of $49.5 million. The future success of the Company is dependent on its ability to successfully obtain additional working capital, obtain regulatory approval for and successfully launch and commercialize its product candidates and to ultimately attain profitable operations. If the Merger does not occur, management believes that our existing cash and cash equivalents at June 30, 2022 will fund our current operating plan into the first quarter of 2023. Should our potential mitigating plans, which include additional funding through public equity, private equity, debt financing, collaboration partnerships, or other sources, not materialize, then management would delay certain research projects and capital expenditures and eliminate certain future operating expenses to fund operations at reduced levels in order for the Company to continue as a going concern for a period of 12 months from the date the financial statements are issued.

Historically, we have financed our operations with proceeds from the sale and issuance of equity securities, proceeds from the issuance of notes payable and proceeds received in connection with our collaboration arrangements and for providing research and development services. If the Merger does not occur, we expect this historical financing trend to continue if and until we are able obtain regulatory approval for and successfully commercialize one or more of our drug candidates, although there can be no assurance that we will obtain regulatory approval or successfully commercialize any of our current or planned future product candidates.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

Summarized cash flow information
	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Net cash used in operating activities	$(28,147)	$(23,347)	$(4,800)
Net cash used in investing activities	(356)	(643)	287
Net cash provided by financing activities	2,182	87,046	(84,864)
Effect of exchange rate changes on cash	735	52	683
Net increase in cash	$(25,586)	$63,108	$(88,694)

Operating activities

Net cash used of $28.1 million in operating activities for the six months ended June 30, 2022, consisted of the net loss of $31.1 million adjusted for changes in operating assets and liabilities of $2.8 million and offset by non-cash charges of $5.5 million, primarily for share-based compensation expense of $2.8 million, foreign exchange gains of $2.2 million, depreciation and amortization of $0.3 million, fair value adjustment of the CVR liability of $0.2 million and non-cash interest expense of $0.1 million.

Net cash used of $23.3 million in operating activities for the six months ended June 30, 2021, was primarily due to a net loss of $25.2 million adjusted for changes in operating assets and liabilities of $2.3 million and offset by non-cash charges of $4.4 million, primarily for share-based compensation expense of $4.0 million, non-cash interest expense of $0.1 million, depreciation of $0.3 million, fair value adjustment of the CVR liability of $0.6 million and the deduction of foreign exchange gains of $0.6 million.

Investing activities

For the six months ended June 30, 2022 and 2021, net cash used in investing activities was $0.3 million and $0.6 million respectively. In both periods this related to the purchase of laboratory equipment, $0.2 million and $0.6 million respectively with an additional $0.1 million of intangible asset purchases during the three months ended June 30, 2022.

Financing activities

For the six months ended June 30, 2022, net cash provided by financing activities was $2.2 million. This included $2.9 million, raised net from the use of our “at the market” offering facility, offset by $0.1 million, of proceeds paid to tax authorities in connection with shares withheld from employees to cover their tax obligations upon RSU vesting.

For the six months ended June 30, 2021, net cash provided by financing activities was $87.0 million. This included $77.3 million raised on the issue of common stock, with $9.1 million of the total generated from the “at the market” offering and $68.2 million generated from the underwritten public offering, offset by $0.5 million legal fees in connection with the offering. In addition, we received net proceeds of $9.8 million from the Loan and Security Agreement with Horizon, and third-party debt issuance costs of $0.1 million were paid.

Future Funding Requirements

If the Merger does not occur, F-star expects to incur substantial losses in the foreseeable future as it conducts and expands its clinical trial and research and development activities. In that case, management believes that its existing cash and cash equivalents at June 30, 2022 will fund our current operating plan into the first quarter of 2023.

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

•
our ability to complete the Merger and the timing thereof;
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

The Merger Agreement includes customary termination provisions for both the Company and Parent and provides that, in connection with the termination of the Merger Agreement under specified circumstances, including termination by the Company under specified circumstances to accept and enter into a binding written definitive agreement providing for the consummation of a transaction constituting a superior offer, the Company will be required to pay to Parent a termination fee of $7.25 million.

Assuming successful completion of the Merger, the Company will incur approximately $6.5 million of closing costs to third-party advisors in accordance with contractual obligations tied to the successful closing of the transaction, of which $1 million was payable upon signing of the Merger Agreement on June 22, 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On July 12, July 18, July 20, and July 22, 2022, four purported stockholders of the Company filed separate lawsuits against the Company and certain of its current and former directors and officers in the federal district court for the Southern District of New York, captioned Mark Diebolt v. F-star Therapeutics, Inc., et al., Case No. 1:22-cv-05941 (the “Diebolt Complaint”), Amber Johnson v. F-star Therapeutics, Inc., et al., Case No. 1:22-cv-06103 (the “Johnson Complaint”), Jacob Wheeler v. F-star Therapeutics, Inc., et al., Case No. 1:22-cv-00950 (the “Wheeler Complaint”), and Sam Carlisle v. F-star Therapeutics, Inc., et al., Case No. 1:22-cv-06253 (the “Carlisle Complaint,” and together with the Diebolt Complaint, Johnson Complaint, and Wheeler Complaint, the “Complaints”), respectively. Each complaint alleges violations of Sections 14(d) and 14(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 14d-9 promulgated thereunder and Section 20(a) of the Exchange Act. Both lawsuits allege that the Schedule 14D-9 Solicitation / Recommendation Statement filed by the Company on July 7, 2022 is materially incomplete and misleading and seek to enjoin the tender offer until the purported deficiencies in the 14D-9 are corrected, or alternatively, seek monetary damages if the tender offer is consummated. The plaintiffs also seek fees and costs incurred in bringing the Complaints. The defendants believe the claims asserted in the Complaints are without merit.

The Company has also received demand letters from eight purported shareholders (collectively, the “Demand Letters”) separately requesting that the Company provide additional disclosures in connection with the Merger.

The Company and the defendants named in the Complaints and the Demand Letters believe that the claims asserted in the Complaints and the Demand Letters are without merit.

Additional lawsuits arising out of or relating to the tender offer may be filed and other demand letters may be received in the future. If additional similar complaints are filed or demand letters are received, absent new or different allegations that are material, the Company will not necessarily announce such additional filings.

From time to time, we may become involved in additional legal proceedings arising in the ordinary course of our business. We are not presently a party to any material litigation.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021,, as filed with the SEC on March 15, 2022, which could materially affect our business, financial condition, or results of operations.

Risks related to the pending transaction with invoX Pharma Limited

The completion of the Merger is subject to conditions, some or all of which may not be satisfied or completed on a timely basis, if at all. Failure to complete the Merger could have material adverse effects on our business.

On June 22, 2022, we entered into the Merger Agreement with Parent, Purchaser and Guarantor, and expect the Merger to close in the second half of 2022. The completion of the Offer and the Merger is subject to a number of conditions, which make the completion and timing of the Merger uncertain. There can be no assurance that the conditions to the completion of the Offer or the Merger will be satisfied or waived, that the Offer and the Merger will be completed, or that the Offer and the Merger will be consummated as contemplated by the Merger Agreement.

If the Merger is not consummated within the expected time frame or at all, we may be materially adversely affected as a company, including that the price of our common stock may decline to the extent that current market prices reflect a market assumption that the Merger will be completed and that we will have incurred significant costs in connection with the Merger, without having realized the benefits of the Merger.

The Merger will involve substantial costs to us and will require substantial management resources.

In connection with the consummation of the Merger, management and financial resources have been diverted and will continue to be diverted towards the completion of the Merger. We expect to incur substantial costs and expenses relating to, as well as the direction of management resources towards, both the Offer and the Merger. Such costs, fees and expenses include fees and expenses payable to financial advisors, other professional fees and expenses, fees and costs relating to regulatory and SEC filings and notices and other transaction-related costs, fees and expenses. If the Merger is not completed, we will have incurred substantial expenses and expended substantial management resources for which we will have received little or no benefit if the closing of the Merger does not occur.

The pendency of the Merger could adversely affect our business, financial results or operations.

The pendency of the Merger could cause disruptions and create uncertainty surrounding our business. These uncertainties may impair our ability to attract, retain and motivate key personnel until the transaction is consummated, and could cause suppliers, collaborators and other counterparties to change existing business relationships. Changes to existing business relationships, including termination or modification, could negatively affect our revenues, earnings and cash flow, as well as the market price of our common stock.

We are also subject to restrictions on the conduct of our business prior to the consummation of the Offer and the Merger as provided in the Merger Agreement, including, among other things: restrictions on our ability to acquire other businesses and assets; sell, transfer or license our assets; make investments; repurchase or issue securities; pay dividends; make capital expenditures; amend our organizational documents; hire, promote, or terminate certain employees; and incur indebtedness. These restrictions could prevent or delay the pursuit of strategic corporate or business opportunities, result in our inability to respond effectively to competitive pressures, industry developments, developments relating to our suppliers, and future opportunities, and may as a result or otherwise have a significant negative impact on our business, results of operations and financial condition.

Any legal proceedings or governmental inquiries in connection with the Merger, the outcomes of which are uncertain, could delay or prevent the completion of the Merger.

In connection with the Merger, plaintiffs may file lawsuits against us, Parent, Purchaser and/or the directors and officers of each company. In addition, we may face inquiries from governmental entities in connection with the Merger. For example, on July 12 , July 18, July 20, and July 22, 2022, four purported stockholders of the Company filed separate lawsuits against the Company and certain of its current and former directors and officers in the federal district court for the Southern District of New York, captioned Mark Diebolt v. F-star Therapeutics, Inc., et al., Case No. 1:22-cv-05941 (the “Diebolt Complaint”), Amber Johnson v. F-star Therapeutics, Inc., et al., Case No. 1:22-cv-06103 (the “Johnson Complaint”), and Jacob Wheeler v. F-star Therapeutics, Inc., et al., Case No. 1:22-cv-00950 (the “Wheeler Complaint”), Sam Carlisle v. F-star Therapeutics, Inc., et al., Case No. 1:22-cv-06253 (the “Carlisle Complaint,” and together with the Diebolt Complaint, Johnson Complaint, and Wheeler Complaint, the “Complaints”), respectively. Each complaint alleges violations of Sections 14(d) and 14(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 14d-9 promulgated thereunder and Section 20(a) of the Exchange Act. Both lawsuits allege that the Schedule 14D-9 Solicitation / Recommendation Statement filed by the Company on July 7, 2022 is materially incomplete and misleading and seek to enjoin the tender offer until the purported deficiencies in the 14D-9 are corrected, or alternatively, monetary damages if the tender offer is consummated. The plaintiffs also seek fees and costs incurred in bringing the Complaints. The outcome of such litigation or governmental inquiry is uncertain. Such legal proceedings or governmental inquiries could also prevent or delay the completion of the Merger and result in additional costs and expenses to us.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the merger, generally requiring us to use commercially reasonable efforts to carry on our business in the ordinary course. Without limiting the generality of the foregoing, we are subject to a variety of specified restrictions. Unless we obtain Parent’s prior written consent (which consent may not be unreasonably withheld, delayed or conditioned) and except (i) as expressly permitted by the Merger Agreement, (ii) as required by applicable law, or (iii) as set forth in the disclosure schedule delivered by us to Parent, we may not, among other things and subject to certain exceptions and aggregate limitations, pay dividends, complete any stock splits or combinations, encumber or pledge any of our material assets, issue additional shares of our common stock outside of our equity incentive plans or in effect employment agreements, hire, fire or change the compensation of certain employees, amend our certificate of incorporation or bylaws, form any subsidiaries, acquire securities, material assets or material property, dispose of businesses or material assets, enter into material contracts or make certain additional capital expenditures, incur additional indebtedness, repurchase our common stock, settle or release certain legal actions or proceedings, or commence any new clinical trials or terminate clinical trials in progress. We may find that these and other contractual restrictions in the Merger Agreement delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable. If any of these effects were to occur, it could materially and adversely impact our operating results, financial position, cash flows and/or the price of our common stock.

If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Parent. These costs could require us to use available cash that would have otherwise been available for other uses.

If the Merger is not completed because the Merger Agreement is terminated by us, under specified circumstances, to accept and enter into a binding written definitive agreement providing for the consummation of a transaction constituting a superior offer, we will be required to pay a termination fee of $7.25 million to Parent. The termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations or financial condition, which in turn would materially and adversely affect the price per share of our common stock.

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

2.1

Agreement and Plan of Merger, dated June 22, 2022, by and among invoX Pharma Limited, Fennec Acquisition Incorporated, Sino Biopharmaceutical Limited and F-star Therapeutics, Inc., incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on June 23, 2022(Commission File No: 001-37718).

10.1#

Executive Service Agreement Amendment, dated as of April 6, 2022 by and between F-star Therapeutics Ltd and Eliot Forster, Ph.D. incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on filed May 10, 2022 (Commission File No: 001-3771801).

10.2#

Consulting Agreement Amendment, dated April 6, 2022 by and between F-star Therapeutics, Inc and Darlene Deptula-Hicks incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on filed May 10, 2022 (Commission File No: 001-3771801).

10.3#

Service Agreement Amendment, dated April 6, 2022 by and between F-star Therapeutics Ltd and Neil Brewis, Ph.D. incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on filed May 10, 2022 (Commission File No: 001-3771801).

10.4#

Addendum to the Indefinite-Term Employment Contract, dated as of June 25, 2021, by and between F-star Therapeutics, Inc. and Louis Kayitalire incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on filed May 10, 2022 (Commission File No: 001-3771801).

10.5#

Employment Agreement Amendment, dated April 6, 2022 by and between F-star Therapeutics, Inc and Louis Kayitalire M.D. incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed with the SEC on filed May 10, 2022 (Commission File No: 001-3771801).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
;lk;
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Form of Tender and Support Agreement, incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, filed with the SEC on June 23, 2022 (Commission File No: 001-37718).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL.

*	Filed herewith.
#	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F-star Therapeutics, Inc.

Date: August 11, 2022	By:	/s/ Eliot R. Forster
Eliot R. Forster, Ph.D.
President and Chief Executive Officer