Form 10-K/A
period 2021-12-31
F-star Therapeutics, Inc.
filed 2022-09-09
CIK 1566373

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

DOCUMENTS INCORPORATED BY REFERENCE

The registrant filed a definitive proxy statement pursuant to Regulation 14A relating to the 2022 Annual Meeting of Stockholders on April 22, 2022. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

The Company’s independent registered public accounting firm is RSM US LLP, Boston, Massachusetts (PCAOB ID: 49).

EXPLANATORY NOTE

F-star Therapeutics, Inc. (“F-star”, “our” or “we”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Form 10-K”), which was filed with the Securities and Exchange Commission on March 15, 2022. This Amendment replaces in its entirety Part II, Item 9A “Controls and Procedures” (“Item 9A”) of the Original Form 10-K, which inadvertently did not include the conclusion by our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as required by Item 307 of Regulation S-K.

The new Item 9A provided by this Amendment includes a statement regarding the conclusion of our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures were effective as of December 31, 2021.

This Amendment does not amend the Original Form 10-K in any other way. Specifically, it does not update the Original Form 10-K to reflect events occurring after March 15, 2022.

The complete text of Item 9A, including the revised language referenced above, is provided below.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as at December 31, 2021.

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

Exhibit Index

Item 601 of Regulation S-K requires the exhibits listed below.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

F-Star Therapeutics, Inc.

Date:	September 9, 2022	By:	/s/ Eliot Forster, Ph.D.
Eliot Forster, Ph.D.
President and Chief Executive Officer