Form 10-Q/A
period 2022-06-30
F-star Therapeutics, Inc.
filed 2022-09-09
CIK 1566373

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

EXPLANATORY NOTE

F-star Therapeutics, Inc. (“F-star”, “our” or “we”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022 (the “Original Form 10-Q”), which was filed with the Securities and Exchange Commission on August 11, 2022. This Amendment replaces in its entirety Part I, Item 4 “Controls and Procedures” (“Item 4”) of the Original Form 10-Q, which inadvertently did not include the conclusion by our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as required by Item 307 of Regulation S-K.

The new Item 4 provided by this Amendment includes a statement regarding the conclusion of our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures were effective as of June 30, 2022.

This Amendment does not amend the Original Form 10-Q in any other way. Specifically, it does not update the Original Form 10-Q to reflect events occurring after August 11, 2022.

The complete text of Item 4, including the revised language referenced above, is provided below.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of June 30, 2022.

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