Form 10-Q
period 2022-09-30
F-star Therapeutics, Inc.
filed 2022-11-10
CIK 1566373

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The number of shares of Registrant’s Common Stock outstanding as of September 30, 2022 was 21,981,919.

F-star Therapeutics, Inc.

INDEX

PART I. FINANCIAL INFORMATION

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

F-star Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	September 30,	December 31,
	2022	2021
	Unaudited
Assets
Current Assets:
Cash and cash equivalents	$35,568	$78,549
Prepaid expenses and other current assets	5,896	3,879
Tax incentive receivable	8,145	2,311
Total current assets	49,609	84,739
Property and equipment, net	879	887
Right of use asset	2,501	3,281
Goodwill	14,117	14,898
In-process research and development and intangible assets, net	16,199	18,765
Other long-term assets	412	451
Total assets	$83,717	$123,021
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,501	$3,081
Accrued expenses and other current liabilities	7,747	6,241
Term debt	1,315	—
Contingent value rights	2,286	1,907
Lease obligations, current	826	906
Total current liabilities	14,675	12,135
Long term Liabilities:
Term debt	8,525	9,605
Contingent value rights	1,560	1,694
Lease obligations	2,012	2,723
Deferred tax liability	7	7
Total liabilities	26,779	26,164
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized, 10,000,000 shares at September 30, 2022 and December 31, 2021; no shares issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Common Stock, $0.0001 par value; authorized 200,000,000 shares at September 30, 2022 and December 31, 2021; 21,981,919 and 20,874,590 shares issued and outstanding at September 30, 2022 and December 31, 2021	2	2
Additional paid-in capital	183,310	176,808
Accumulated other comprehensive loss	1,565	(1,502)
Accumulated deficit	(127,939)	(78,451)
Total stockholders’ equity	56,938	96,857
Total liabilities and stockholders’ equity	$83,717	$123,021

See accompanying notes to consolidated financial statements.

F-star Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In Thousands, Except Share and Per Share Amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
License revenue	$1,125	$751	$3,676	$3,668
Operating expenses:
Research and development	9,670	5,113	26,431	20,536
General and administrative	5,161	5,239	18,320	18,169
Total operating expenses	14,831	10,352	44,751	38,705
Loss from operations	(13,706)	(9,601)	(41,075)	(35,037)
Other non-operating (expense) income:
Interest expense	(378)	(325)	(1,020)	(522)
Change in fair value of contingent value rights	(60)	(444)	(245)	(1,027)
Other (expense) income	(4,263)	(421)	(7,148)	752
Total other non-operating (expense) income	(4,701)	(1,190)	(8,413)	(797)
Net loss before income taxes	(18,407)	(10,791)	(49,488)	(35,834)
Income tax expense	—	—	—	(190)
Net loss	$(18,407)	$(10,791)	$(49,488)	$(36,024)
Basic and diluted adjusted net loss per common shares	$(0.84)	$(0.52)	$(2.30)	$(2.35)
Weighted-average number of shares outstanding, basic and diluted	21,856,193	20,617,822	21,507,219	15,300,433
Other comprehensive loss:
Net loss	$(18,407)	$(10,791)	$(49,488)	$(36,024)
Other comprehensive (loss) income :
Foreign currency translation	2,257	117	3,067	(65)
Total comprehensive loss	$(16,150)	$(10,674)	$(46,421)	$(36,089)

See accompanying notes to consolidated financial statements.

F-star Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended September 30, 2022 and 2021

(Unaudited)

(In Thousands, Except Share Amounts)

	Stockholders’ Equity
	Common Shares
For the Three Months Ended September 30, 2022	Number of Shares	Value	Capital in Excess of par Value	Accumulated Other Comprehensive (Loss) Income	Accumulated deficit	Total Stockholders’ Equity
Balance at June 30, 2022	21,584,723	$2	$181,859	$(692)	$(109,532)	$71,637
Issuance of common stock for services rendered	385,527	—	41	—	—	41
RSU vesting, net of shares repurchased to cover tax withholding	11,669	—	(36)	—	—	(36)
Share-based compensation	—	—	1,446	—	—	1,446
Equity adjustment from foreign currency translation	—	—	—	2,257	—	2,257
Net loss	—	—	—	—	(18,407)	(18,407)
Balance at September 30, 2022	21,981,919	$2	$183,310	$1,565	$(127,939)	$56,938

	Common Shares
For the Three Months Ended September 30, 2021	Number of shares	Value	Capital in Excess of par Value	Accumulated Other Comprehensive (Loss) Income	Accumulated deficit	Total Stockholders’ Equity
Balance at June 30, 2021	20,586,562	$2	$172,895	$(1,259)	$(72,401)	$99,237
RSU vesting, net of shares repurchased to cover tax withholding	36,479	—	—	—	—	—
Share-based compensation	—	—	1,515	—	—	1,515
Equity adjustment from foreign currency translation	—	—	—	117	—	117
Net loss	—	—	—	—	(10,791)	(10,791)
Balance at September 30, 2021	20,623,041	$2	$174,410	$(1,142)	$(83,192)	$90,078

See accompanying notes to consolidated financial statements.

F-star Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the nine months ended September 30, 2022 and 2021

(Unaudited)

(In Thousands, Except Share Amounts)

	Stockholders’ Equity
	Common Shares
For the Nine Months Ended September 30, 2022	Number of Shares	Value	Capital in Excess of par Value	Accumulated Other Comprehensive (Loss) Income	Accumulated deficit	Total Stockholders’ Equity
Balance at December 31, 2021	20,874,590	$2	$176,808	$(1,502)	$(78,451)	$96,857
Issuance of common stock for services rendered	385,527	$—	$41	$—	$—	$41
Issuance of common stock in connection with at-the-market offering, net of issuance costs	625,612	—	2,269	—	—	2,269
RSU vesting, net of shares repurchased to cover tax withholding	96,190	—	(124)	—	—	(124)
Share-based compensation	—	—	4,316	—	—	4,316
Equity adjustment from foreign currency translation	—	—	—	3,067	—	3,067
Net loss	—	—	—	—	(49,488)	(49,488)
Balance at September 30, 2022	21,981,919	$2	$183,310	$1,565	$(127,939)	$56,938

	Common Shares
For the Nine Months Ended September 30, 2021	Number of Shares	Value	Capital in Excess of par Value	Accumulated Other Comprehensive Loss	Accumulated deficit	Total Stockholders’ Equity
Balance at December 31, 2020	9,100,117	$1	$91,238	$(1,077)	$(47,168)	$42,994
Issuance of warrants in connection with term loan	—	—	326	—	—	326
Issuance of common stock in connection with public offering, net of issuance costs	979,843	—	9,115	—	—	9,115
Issuance of common stock in connection with public offering, net of issuance costs	10,439,347	1	68,177	—	—	68,178
Equity adjustment from foreign currency translation	—	—	—	(65)	—	(65)
Stock option exercises	103,734	—	—	—	—	—
Share-based compensation	—	—	5,554	—	—	5,554
Net loss	—	—	—	—	(36,024)	(36,024)
Balance at September 30, 2021	20,623,041	$2	$174,410	$(1,142)	$(83,192)	$90,078

See accompanying notes to consolidated financial statements.

F-star Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(49,488)	$(36,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation expense	4,316	5,554
Foreign currency (gain) loss	7,207	(66)
(Gain) loss on disposal of property, plant and equipment	(38)	(9)
Depreciation	341	435
Amortization of intangible assets	189	65
Non-cash interest	97	42
Amortization of debt issuance costs	139	69
Fair value adjustments	245	1,027
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,796)	356
Tax incentive receivable	(7,107)	2,083
Operating right of use asset	643	749
Accounts payable	(125)	(3,050)
Accrued expenses and other current liabilities	2,336	(3,796)
Deferred revenue	—	(305)
Operating lease liability	(654)	(400)
Other long term asset	—	(778)
Net cash used in operating activities	(44,695)	(34,048)
Cash flows from investing activities:
Purchase of property, plant and equipment	(282)	(658)
Purchase of intangible assets	(111)	—
Proceeds from sale of property, plant and equipment	38	15
Net cash used in investing activities	(355)	(643)
Cash flows from financing activities:
Net proceeds from issuance of common stock	2,310	77,295
Net proceeds from term debt	—	9,753
Payment to tax authorities in connection with shares directly withheld from employees	(123)
Net cash provided by financing activities	2,187	87,048
Net increase in cash and cash equivalents	(42,863)	52,357
Effect of exchange rate changes on cash	(118)	167
Cash and cash equivalents at beginning of period	78,549	18,526
Cash and cash equivalents at end of period	$35,568	$71,050
Supplemental disclosure of cash flow information
Cash paid for income taxes	(84)	36
Purchases of property and equipment included in accounts payable and accrued expenses	199	—
Interest paid	782	296
Non-cash investing and financing activities:
Additions to ROU assets obtained from new operating lease liabilities	—	1,468
Issuance of warrants	—	326

See accompanying notes to consolidated financial statements.

F-star Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

F-star Therapeutics Inc. (“we,” “F-star,” or the “Company”) is a clinical-stage biopharmaceutical company pioneering bispecifics in immunotherapy so more people with cancer can live longer and improved lives. F-star is committed to working towards a future free from cancer and other serious diseases, through the use of tetravalent (2+2) bispecific antibodies to create a paradigm shift in cancer treatments. The Company has four second-generation immune-oncology therapeutics in the clinic, each directed against some of the most promising immune-oncology targets in drug development, including LAG-3 and CD137. Our proprietary antibody discovery platform is protected by an extensive intellectual property estate. The Company has over 500 granted patents and pending patent applications relating to its platform technology and product pipeline. We have attracted multiple partnerships with biotechnology and pharmaceutical companies targeting significant unmet needs across several disease areas, including oncology, immunology, and indications affecting the central nervous system with over 20 programs, based on our technology, being developed by our partners. Our goal is to offer patients better and more durable benefits than currently available immune-oncology treatments by developing medicines that seek to block tumor immune evasion. Through our proprietary tetravalent, bispecific natural antibody (mAb²™) format, our mission is to generate highly differentiated medicines with monoclonal antibody-like manufacturability, good safety and tolerability.

Share Exchange Agreement

On November 20, 2020, F-star Therapeutics, Inc., formerly known as Spring Bank Pharmaceuticals, Inc. (“Spring Bank”), completed a business combination (the “Transaction”) with F-star Therapeutics Limited (“F-star Ltd”) in accordance with the terms of the Share Exchange Agreement, dated July 29, 2020 (the “Exchange Agreement”), by and among the Company, F-star Ltd and certain holders of capital stock and convertible notes of F-star Ltd (each a “Seller”, and collectively with holders of F-star Ltd securities who subsequently became parties to the Exchange Agreement, the “Sellers”). Pursuant to the Exchange Agreement, each ordinary share of F-star Ltd outstanding immediately prior to the closing of the Transaction (the “Closing”) was exchanged by the Sellers that owned such F-star Ltd shares for a number of duly authorized, validly issued, fully paid and non-assessable shares of Company common stock pursuant to the exchange ratio formula set forth in the Exchange Agreement, rounded to the nearest whole share of Company common stock (after aggregating all fractional shares of Company common stock issuable to such Seller). Also, on November 20, 2020, in connection with, and prior to completion of, the Transaction, Spring Bank effected a 1-for-4 reverse stock split of its common stock (the “Reverse Stock Split”) and, following the completion of the Transaction, changed its name to F-star Therapeutics, Inc. Following the completion of the Transaction, the business of the Company became the business conducted by F-star, which is a clinical-stage immune-oncology company focused on cancer treatment through its proprietary tetravalent bispecific antibody programs. Unless otherwise noted, all references to share amounts in this report reflect the Reverse Stock Split.

Agreement and Plan of Merger

On June 22, 2022, the Company, invoX Pharma Limited, a private limited company organized under the laws of England and Wales (“Parent”), Fennec Acquisition Incorporated, a Delaware corporation and a wholly owned subsidiary of Parent (“Purchaser”), and Sino Biopharmaceutical Limited, a company organized under the laws of the Cayman Islands, entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Parent, through Purchaser, commenced a tender offer (the “Offer”) to acquire all of the outstanding shares of the Company’s common stock, par value $0.0001 per share, at a price of $7.12 per share in cash, without interest, subject to any applicable withholding taxes. If successful, upon the terms and conditions set forth in the Merger Agreement, the Offer will be followed by a merger of Purchaser with and into the Company, with the Company continuing as the surviving corporation and as a direct wholly-owned subsidiary of Parent (the “Merger”). As previously disclosed, on September 15, 2022, the Committee on Foreign Investment in the United States (“CFIUS”) notified the Company that its review of the joint voluntary notification filing (the “Notice”) regarding the Merger would continue for an additional 45 calendar days, subject to possible further extension. Pursuant to a request by CFIUS, on October 31, 2022, the parties voluntarily withdrew and immediately refiled the Notice in order to provide CFIUS with more time to complete its assessment. CFIUS’s acceptance of the refiled voluntary Notice is effective as of November 1, 2022. CFIUS will have a review period of up to 45 calendar days, subject to a further 45 calendar days if extended. Specifically, the Company believes that this “pull and refile” procedure has been requested to enable CFIUS more time to determine whether and to what extent any mitigation steps should be taken. As a result of the foregoing, the expiration of the tender offer has been extended until 5:00 p.m. Eastern Time on Friday, November 18, 2022. Previously, the tender offer was scheduled to expire at 5:00 p.m., Eastern Time, on November 1, 2022. The Offer was originally scheduled to expire at one minute after 11:59 P.M., Eastern Time, on August 3, 2022. Currently, the Merger Agreement may be terminated by either party if any of the Offer conditions, including the Foreign Investment Condition (as defined in the Merger Agreement), are not satisfied or waived by invoX on or before November 19, 2022, unless the parties mutually agree to extend the “End Date” in the Merger Agreement.

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

Subject to the satisfaction of customary closing conditions, including regulatory approvals, the transaction is expected to close in the fourth quarter of 2022.

Liquidity

From our inception through September 30, 2022, we have not generated any revenue from product sales, and we have incurred significant operating losses and negative cash flows from our operations. We do not expect to generate significant revenue from sales of any products for several years, if at all.

As of September 30, 2022, we had working capital (current assets less current liabilities) of $34.9 million, an accumulated deficit of $127.9 million, cash of $35.6 million and accounts payable and accrued expenses of $10.2 million. Our future success is dependent on our ability to successfully obtain additional working capital, obtain regulatory approval for and successfully launch and commercialize our product candidates and to ultimately attain profitable operations.

On March 30, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Securities LLC with respect to an "at-the-market” offering program under which the Company could offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million, through SVB Securities LLC as its sales agent. On May 6, 2021, the Company terminated the Sales Agreement.

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

The accompanying interim condensed consolidated financial statements as of September 30, 2022, and for the three and nine months ended September 30, 2022 and 2021, and information contained within the notes to these condensed consolidated financial statements, are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited annual consolidated financial statements and in management's opinion contain all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of September 30, 2022, results of operations for the three and nine months ended September 30, 2022 and 2021, statement of stockholders’ equity for the three and nine months ended September 30, 2022 and 2021 and its cash flows for the nine months ended September 30, 2022 and 2021. These interim condensed consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results expected for the full fiscal year or any interim period.

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

The Company has adopted FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. To date, the Company has entered into License and Collaboration Agreements with Denali Therapeutics, Inc. (“Denali”), Ares Trading S.A. (“Ares”), an affiliate of Merck KGaA, Darmstadt, Germany, AstraZeneca AB ("AstraZeneca"), Janssen Biotech, Inc.

("Janssen") and Takeda Pharmaceuticals, USA, Inc. (“Takeda”) which were determined to be within the scope of ASC 606.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, pre-clinical and clinical activities, recruiting management and technical staff, and securing funding via collaborations and sales of securities. The Company has historically funded its operations with proceeds from its collaboration arrangements, sale and issuance of its common stock and preferred stock, and proceeds from the sale and issuance of convertible notes and debt financing. As of September 30, 2022, the Company had incurred significant losses and has an accumulated deficit of $127.9 million. The Company had approximately $35.6 million in cash and cash equivalents as of September 30, 2022. The Company expects to continue to generate operating losses in the foreseeable future, particularly as the Company advances its pre-clinical activities and clinical trials for its product candidates in development. The Company plans to seek additional funding through public equity, private equity, debt financing, collaboration partnerships, or other sources. There are no assurances, however, that the Company will be successful in these endeavors.

If the Company is unable to obtain additional funding, the Company will be forced to delay, reduce or eliminate its research and development programs, or reduce product candidate expansion, which could adversely affect its business prospects. Although management continues to pursue its additional funding plans, there is no assurance that the Company will be successful in obtaining sufficient funding to continue operations on terms acceptable to the Company, if at all. Management believes that the Company's existing cash and cash equivalents at September 30, 2022 will fund our current operating plan into the second quarter of 2023. Accordingly, the Company has concluded that substantial doubt exists concerning the Company’s ability to continue as a going concern for a period of at least twelve months from the date of the financial statements.

2. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share applicable to common stockholders of the Company (in thousands, except share and per share data):

Net Loss Per Share
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(18,407)	$(10,791)	$(49,488)	$(36,024)
Weighted average number shares outstanding, basic and diluted	21,856,193	20,617,822	21,507,219	15,300,433
Net loss income per common, basic and diluted	$(0.84)	$(0.52)	$(2.30)	$(2.35)

Diluted net loss per share of common stock is the same as basic net loss per share of common stock for all periods presented. The following shares were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method or if-converted method, because their effect would have been anti-dilutive for the period presented:

Potential Dilutive Shares
	For the Three and Nine Months Ended September 30,
	2022	2021
Common stock warrants	—	128,479
Stock options and RSUs	604,642	1,313,522

3. In process R&D (IPRD) and intangible assets, net

	September 30, 2022			December 31, 2021
	Indefinite-lived assets		Definite-lived assets	Indefinite-lived assets		Definite-lived assets
	Goodwill	In-process R&D	In-process R&D	Goodwill	In-process R&D	In-process R&D
Cost	$14,117	$16,044	$4,214	$14,898	$18,961	$4,473
Less: accumulated amortization	—	—	317	—	—	130
Less: impairments	—	3,742	—	—	4,539	—
	$14,117	$12,302	$3,897	$14,898	$14,422	$4,343

$0.1 million and $0.2 million amortization expense was recorded for the three and nine month periods ended September 30, 2022, respectively. $0.1 million was recorded for both the three and nine month periods ended September 30, 2021, respectively.

4. Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

Property, Plant and Equipment, net
	September 30,	December 31,
	2022	2021
Leasehold improvements	$220	$154
Laboratory equipment	1,825	2,227
Furniture and office equipment	534	162
	2,579	2,543
Less: Accumulated depreciation	1,700	1,656
	$879	$887

Depreciation expense for the nine months ended September 30, 2022 and 2021 was $0.3 million and $0.4 million, respectively.

5. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of September 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent value rights	$—	$—	$3,846	$3,846
	$—	$—	$3,846	$3,846

	Fair Value Measurements as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent value rights	$—	$—	$3,601	$3,601
	$—	$—	$3,601	$3,601

The following table reflects the change in the Company’s Level 3 liabilities, which consists of contingent value rights, for the nine months ended September 30, 2022 (in thousands):

Change in Level 3 Liabilities
Contingent Value Rights
Balance at December 31, 2021	$3,601
Change in fair value of CVR	245
Balance at September 30, 2022	$3,846

The fair value of the CVR liability represents the future payments that are contingent upon the achievement of specific sale or licensing events for the Company’s STimulator of INterferon Gene (“STING”) product candidates, and is based on the Company’s probability-weighted discounted cash flow assessment that considers probability and timing of future payments. The fair value measurement is based on significant Level 3 unobservable inputs, such as the probability of achieving a sale, licensing agreement or development and regulatory milestones, anticipated timelines, and discount rate. The current liability of the CVR was $2.3 million at September 30, 2022 and $1.9 million at December 31, 2021, and the long term liability was $1.6 million as of September 30, 2022 and $1.7 million as of December 31, 2021. Changes in the fair value of the liability will be recognized in the consolidated statement of operations and comprehensive loss until settlement.

6. Accrued Expenses and other Current Liabilities

Accrued expenses as of September 30, 2022 and December 31, 2021, consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Clinical trial costs	$4,270	$2,834
Compensation and benefits	1,760	1,819
Professional fees	949	1,135
Other	768	453
	$7,747	$6,241

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

The Term Loans mature on the 48-month anniversary following the funding date, therefore $5 million plus an additional fee of $0.2 million becomes due on April 1, 2025, and $5 million plus an additional fee of $0.2 million will become due on June 22, 2025. The principal balance of the Term Loan bears a floating interest. The interest rate is calculated initially and, thereafter, each calendar month as the sum of (a) the per annum rate of interest from time to time published in The Wall Street Journal as contemplated by the Loan and Security Agreement, or any successor publication thereto, as the “prime rate” then in effect, plus (b) 6.25%; provided that, in the event such rate of interest is less than 3.25%, such rate shall be deemed to be 3.25% for purposes of calculating the interest rate. Interest is payable on a monthly basis based on each Term Loan principal amount outstanding in the preceding month and at September 30, 2022 the rate applied was 11.75%.

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

The Company’s debt obligation consisted of the following (in thousands):

Term Debt
	September 30, 2022	December 31, 2021
Term Loan A and B due April 2025	$5,000	$5,000
Term Loan C and D due June 2025	5,000	5,000
Term debt	10,000	10,000
Less: Unamortized deferred issuance costs	(137)	(197)
Less: Warrant discount and interest	(23)	(198)
Total debt obligations- long term	$9,840	$9,605

8. Stockholders’ Equity

Common Stock

On August 13, 2021, the Company entered into the 2021 Sales Agreement with SVB Securities LLC with respect to an ATM offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million through SVB Securities LLC as its sales agent. During the quarter ended September 30, 2022, the Company sold no shares of common stock pursuant to the 2021 Sales Agreement.

9. Warrants

In 2019, Spring Bank, as borrower, entered into a loan and security agreement with Pontifax Medison Finance (Israel) L.P. and Pontifax Medison Finance (Cayman) L.P., as lenders, and pursuant to which Spring Bank issued to Pontifax Medison Finance GP, L.P warrants to purchase 62,500 shares of its common stock (the “Pontifax Warrants”). The Pontifax Warrants are exercisable at $8.32 per share and expire on September 19, 2025. The Company evaluated the terms of the warrants and concluded that they should be equity-classified. At September 30, 2022, there were 62,500 Pontifax warrants outstanding.

In connection with the entry into the Loan and Security Agreement (refer to Note 7), the Company issued to Horizon warrants to purchase an aggregate number of shares of the Company’s common stock in an amount equal to $100,000 divided by the exercise price for each respective warrant. If at any time the Company files a registration statement relating to an offering for its own account, or the account of others, of any of its equity securities, the Company has agreed to include such number of shares underlying the warrants in such registration statement as requested by the holder. The warrants, which are exercisable for an aggregate of 42,236 shares, will be exercisable for a period of seven years at a per-share exercise price of $9.47, which is equal to the 10-day average closing price prior to January 15, 2021, the date on which the term sheet relating to the Loan and Security Agreement was entered into, subject to certain adjustments as specified in the warrant. As of September 30, 2022, there were 42,236 warrants outstanding.

A summary of the warrant activity for the nine months ended September 30, 2022, is as follows:

Warrants Outstanding
Outstanding at December 31, 2021	104,736
Exercised	—
Issued	—
Expired	—
Outstanding at September 30, 2022	104,736

10. Stock Option Plans

Incentive Plans

The Company maintains two equity incentive plans (the "Plans") that provide for the granting of stock options, share appreciation rights, restricted shares, restricted share units, performance share units and certain other share-based awards as provided in the Plans to certain employees, members of the board of directors, consultants or other service providers of the Company, with a prescribed contractual term not to exceed ten years. As of September 30, 2022, there were 121,153 shares of common stock available for grant under the Plans. Awards granted under the Plans generally vest over a four-year period with 25% or 28% of the award vesting on the first anniversary of the commencement date and the balance vesting monthly over the remaining three years. Grants are generally awarded with a contractual terms of 10 years from the date of the grant. For certain senior members of management and directors, the board of directors approved an alternative vesting schedule. The share reserve under one of the Plans automatically increases on January 1 each year, in an amount equal to 4% of the total number of shares outstanding as of December 31 of the preceding year.

In March 2022, the Company's Compensation Committee of the board of directors approved the issuance of nonqualified stock option awards to purchase Common Stock outside of the aforementioned Plans ("Inducement Awards") to employees to induce them to accept employment with the Company. The terms and vesting conditions of Inducement Awards are the same as for options granted under the Plans.

Stock option valuation

The fair value of stock option grants is estimated using the Black-Scholes option-pricing model with the following assumptions:

Black-Scholes Option- Pricing
	September 30, 2022	December 31, 2021
Risk-free interest rate	2.84% - 3.36%	0.42% - 1.34%
Expected volatility	95.63% - 97.45%	97.18% - 98.96%
Expected dividend yield	- %	- %
Expected life (in years)	5.5 - 6.1	6.1

The table below summarizes stock option activity under the Company’s stock option plans and Inducement Awards:

Stock Option Activity
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	1,098,134	$5.80	8.76	$5,808
Granted	1,074,364	4.11	10.00	(975)
Exercised	(385,527)	0.10	8.24	6,626
Forfeited and expired	(98,294)	7.92	9.34	(113)
Outstanding as of September 30, 2022	1,688,677	5.90	8.95	(1,671)
Options exercisable at September 30, 2022	415,361	8.98	8.24	(352)

The weighted average grant date fair value of options granted during the nine months ended September 30, 2022 and 2021 was $3.20 and $6.15 per share, respectively. The total fair value of options vested during the nine months ended September 30, 2022 and 2021 was $3.4 million and $4.2 million, respectively.

Restricted Stock Units

The following table summarizes the movement in the number of Restricted Stock Units (“RSUs”) issued by the Company under the Plans. The table below summarizes activity relating to RSUs for the nine months ended September 30, 2022:

RSU Activity
	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total nonvested units at December 31, 2021	$291,886	$9.06
Granted	25,000	2.91
Vested	(127,605)	9.04
Total nonvested units at September 30, 2022	$189,281	$8.36

The vesting for the time-based RSUs occurs either immediately, after one year or after four years. For the nine months ended September 30, 2022 and September 30, 2021, the Company recognized approximately $0.6 million and $1.8 million in expenses related to the time-based RSUs, respectively.

Share-based Compensation

The Company recorded share-based compensation expense in the following expense categories for the three and nine months ended September 30, 2022 and 2021 of its consolidated statements of operations and comprehensive loss (in thousands):

Share-Based Compensation
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expenses	$500	$1,115	$1,446	$4,197
General and administrative expenses	946	400	2,870	1,357
	$1,446	$1,515	$4,316	$5,554

On June 22, 2022, the board of directors exercised its discretion pursuant to Section 9.8 of the 2019 Plan to allow the unvested portion of all Enterprise Management Incentive Options ("EMI Options"), to accelerate and become fully vested and exercisable as of three business days prior to the initial scheduled expiration date of the Offer, which was August 3, 2022. The expiration date of the Offer has since been extended to November 18, 2022. This was done to preserve UK employees' EMI tax status under the Merger. As such, the remaining value of the EMI Options was accelerated and recognized ratably over the accelerated period.

At September 30, 2022, there was $2.7 million of unrecognized stock-based compensation expense relating to stock options granted pursuant to the Plans, which will be recognized over the weighted-average remaining vesting period of 3.0 years.

At September 30, 2022, there was $0.6 million of unrecognized stock-based compensation expense relating to the time-based RSUs granted pursuant to the Plans, which will be recognized over the weighted-average remaining vesting period of 2.4 years.

11. Significant Agreements

License and Collaboration agreements

For the three and nine months ended September 30, 2022 and 2021, the Company had License and Collaboration agreements with Ares, Denali, Janssen AstraZeneca and Takeda. The following table summarizes the revenue recognized in the Company’s consolidated statements of operations and comprehensive loss from these arrangements (in thousands):

Revenue by Collaboration Partner
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Ares	$—	$—	$2,551	$2,800
Denali	—	—	—	117
AstraZeneca	—	500	—	500
Adaptate (Takeda)	1,125	251	1,125	251
Total	$1,125	$751	$3,676	$3,668

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

During the nine months ended September 30, 2022, Ares paid an option fee of $2.6 million to acquire the rights to the third molecule.

During the nine months ended September 30, 2021, Ares paid an option fee of $2.8 million to acquire the rights to the fourth molecule.

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

During the nine months ended September 30, 2021, $2.6 million was recognized in relation to the option exercise to acquire intellectual property rights for the third molecule included in the 2020 Amendment.

During the nine months ended September 30, 2022, $2.8 million was recognized in relation to the option exercise to acquire intellectual property rights for the fourth molecule included in the 2020 Amendment.

No revenue was recorded in the three months ended September 30, 2022 or 2021 in relation to this contract.

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

All performance obligations were deemed to have been fully satisfied during the year ended December 31, 2019 in respect of the first Accepted Fcab Target, and during the three months ended March 30, 2021 in respect of the second Accepted Fcab Target. For the nine months ended September 30, 2022 and 2021, the Company recognized zero and $0.1 million, respectively, in respect of the second Accepted Fcab Target.

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

For the exclusive rights granted, an initial upfront fee of $0.5 million was paid by AstraZeneca to the Company during the three months ended September 2021. The Company is entitled to receive additional contingent near-term preclinical milestones of $11.5 million, plus maximum contingent payments that relate to certain defined development and regulatory milestones of $85.0 million and commercial milestones of $221.3 million, as well as royalty payments based upon a single digit percentage on net sales of products developed. Pursuant to the STING Antagonist CVR Agreement, 80% of net proceeds received by the Company under the License Agreement with AstraZeneca will be payable, pursuant to the Exchange Agreement, to common stockholders of Spring Bank as of November 19, 2020, immediately prior to the Closing of the Transaction.

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

No revenue was recorded for this contract in the three and nine months ended September 30, 2022, while in the three and nine months ended September 30, 2021, $0.5 million was recognized in respect of this contract.

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

No revenue was recorded for this contract in the nine months ended September 30, 2022 or September 30, 2021.

2021 License and Collaboration Agreement with Takeda Pharmaceuticals USA, Inc.

On July 12, 2021, we entered into an Evaluation and License Agreement (the “E&L Agreement”) with Adaptate Biotherapeutics Limited (“Adaptate”) under which the Company granted to Adaptate an exclusive license to certain intellectual property (“IP”) to conduct research and other activities related to certain mAb² bispecific antibodies and the option to acquire a full license to those evaluated molecules after the evaluation period. The evaluation period is for an initial period of 12 months commencing from the effective date and can be extended for an additional 6 month period upon notice and payment of the applicable extension fee to the Company. Adaptate is responsible for all of its research, development, and commercialization activities under the E&L Agreement. The E&L Agreement was subsequently assigned to Takeda Pharmaceuticals, USA, Inc. and affiliate of Takeda Pharmaceutical Company Limited (together with its affiliates “Takeda”) which acquired Adaptate.

In July 2022, F-star Therapeutics entered into an Exclusive License Agreement (the “Agreement”) with Takeda. Under the terms of the Agreement, F-star grants Takeda a worldwide, exclusive, royalty-bearing license to research, develop, and commercialize bispecific antibodies against an immune-oncology target using F-star’s proprietary Fcab and mAb² platforms. Takeda will be responsible for all research, development, and commercialization activities under the agreement. F-star will receive an upfront license fee of $1.0 million. F-star is also eligible to receive future development and commercialization milestone payments up to approximately $40.0 million over the course of the agreement if all milestones are achieved, plus single-digit percentage royalties on annual net sales.

Revenue recognition

The Company assessed the arrangement in accordance with ASC 606 and concluded that Takeda is a customer based on the arrangement structure. The Company identified a single performance obligation under the arrangement consisting of the grant of intellectual property rights. Revenue is recognized as functional IP, at the point in time when control of the license is transferred.

The Company determined that the transaction price at the onset of the agreement is the total upfront payment received in the amount of $1.0 million. The transaction price was allocated to the single performance obligation, which was deemed to be fully satisfied upon the grant of intellectual property rights on the agreement date, and therefore the initial upfront fee was recognized at a point in time.

During the three and nine months ended September 30, 2021, $0.25 million was recognized in relation to the E&L Agreement.

During the three and nine months ended September 30, 2022, $1.125 million was recognized in relation to the option exercise to granting of the exclusive license grant.

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

There were no contract assets or liabilities recorded in the Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021.

12. Commitments and Contingencies

Lease Obligations

On January 27, 2021, the Company signed an operating lease for three years for its corporate headquarters in Cambridge, UK. The Company also has leases for the former Spring Bank headquarters and laboratory space in Hopkinton, Massachusetts which are or were being subleased. One of the two leases expired on May 31, 2021 and the remaining lease has a remaining term of approximately 6.1 years for its former principal office and laboratory space, which includes an option to extend the lease for up to 5 years. The Company’s former headquarters location is being subleased through the remainder of the lease term.

Operating lease costs under the leases for the nine months ended September 30, 2022, and 2021 were approximately $0.7 million and $0.8 million.

The following table summarizes the Company’s maturities of operating lease liabilities as of September 30, 2022 (in thousands):

Maturities of Operating Lease Liabilities
Periods
For the period October 1, 2021 to December 31, 2022	$206
2023	829
2024	393
2025	382
2026	372
Thereafter	657
Total lease payments	$2,839

Sublease

The Company subleases the former Spring Bank offices in Hopkinton, Massachusetts. Operating sublease income under operating lease agreements for the nine months ended September 30, 2022, and 2021 was $0.5 million and $0.4 million. This sublease has a remaining lease term of 6.1 years. Future expected cash receipts from our sublease as of September 30, 2022, are as follows (in thousands):

Future Expected Cash Receipts From Sublease
Period
For the period October 1, 2021 to December 31, 2022	$116
2023	474
2024	486
2025	498
2026	511
Thereafter	970
Total sublease receipts	$3,055

Service Agreements

As of September 30, 2022, the Company had contractual commitments of $8.5 million with a contract manufacturing organization (“CMO”) for activities that are ongoing or are scheduled to start between three and nine months of the date of the statement of financial position. Under the terms of the agreement with the CMO, the Company is committed to pay for some activities if those activities are cancelled up to three, six or nine months prior to the commencement date.

13. Subsequent Events

Certain Litigation

On July 12, July 18, July 20, and July 22, 2022, four purported stockholders of the Company filed separate lawsuits against the Company and certain of its current and former directors and officers in the federal district court for the Southern District of New York, captioned Mark Diebolt v. F-star Therapeutics, Inc., et al., Case No. 1:22-cv-05941 (the “Diebolt Complaint”), Amber Johnson v. F-star Therapeutics, Inc., et al., Case No. 1:22-cv-06103 (the “Johnson Complaint”), Jacob Wheeler v. F-star Therapeutics, Inc., et al., Case No. 1:22-cv-00950 (the “Wheeler Complaint”), and Sam Carlisle v. F-star Therapeutics, Inc., et al., Case No. 1:22-cv-06253 (the “Carlisle Complaint,” and together with the Diebolt Complaint, Johnson Complaint, and Wheeler Complaint, the “Complaints”), respectively. The Johnson Complaint, Wheeler Complaint, and Carlisle Complaint have each been voluntarily dismissed, without prejudice. The only complaint remaining, the Diebolt Complaint, alleges violations of Sections 14(d) and 14(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 14d-9 promulgated thereunder and Section 20(a) of the Exchange Act. The Diebolt Complaint alleges that the Schedule 14D-9 Solicitation / Recommendation Statement filed by the Company on July 7, 2022 is materially incomplete and misleading and seek to enjoin the tender offer until the purported deficiencies in the 14D-9 are corrected, or alternatively, seek monetary damages if the tender offer is consummated. The plaintiff also seeks fees and costs incurred in bringing the Diebolt Complaint. The defendants believe the claims asserted in the Diebolt Complaint are without merit.

The Company has also received demand letters from eight purported shareholders (collectively, the “Demand Letters”) separately requesting that the Company provide additional disclosures in connection with the Merger.

The Company and the defendants named in the Complaint and the Demand Letters believe that the claims asserted in the Complaints and the Demand Letters are without merit.

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

Proposed acquisition by invoX Pharma

On June 22, 2022, F-star, invoX Pharma Limited, a private limited company organized under the laws of England and Wales (“Parent” or “invoX”), Fennec Acquisition Incorporated, a Delaware corporation and a wholly owned subsidiary of Parent (“Purchaser”), and Sino Biopharmaceutical Limited, a company organized under the laws of the Cayman Islands (“Guarantor”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Parent, through Purchaser, commenced a tender offer (the “Offer”) to acquire all of the outstanding shares of the Company’s common stock, par value $0.0001 per share, at a price of $7.12 per share in cash, without interest, subject to any applicable withholding taxes. If successful, upon the terms and conditions set forth in the Merger Agreement, the Offer will be followed by a merger of Purchaser with and into the Company, with the Company continuing as the surviving corporation and as a direct wholly-owned subsidiary of Parent (the “Merger”).

As previously disclosed, on September 15, 2022, the Committee on Foreign Investment in the United States (“CFIUS”) notified the Company that its review of the joint voluntary notification filing (the “Notice”) regarding the Merger would continue for an additional 45 calendar days, subject to possible further extension. Pursuant to a request by CFIUS, on October 31, 2022, the parties voluntarily withdrew and immediately refiled the Notice in order to provide CFIUS with more time to complete its assessment. CFIUS’s acceptance of the refiled voluntary Notice is effective as of November 1, 2022. CFIUS will have a review period of up to 45 calendar days, subject to a further 45 calendar days if extended. Specifically, the Company believes that this “pull and refile” procedure has been requested to enable CFIUS more time to determine whether and to what extent any mitigation steps should be taken. As a result of the foregoing, the expiration of the tender offer has been extended until 5:00 p.m. Eastern Time on Friday, November 18, 2022. Previously, the tender offer was scheduled to expire at 5:00 p.m., Eastern Time, on November 1, 2022. The Offer was originally scheduled to expire at one minute after 11:59 P.M., Eastern Time, on August 3, 2022. Currently, the Merger Agreement may be terminated by either party if any of the Offer conditions, including the Foreign Investment Condition (as defined in the Merger Agreement), are not satisfied or waived by invoX on or before November 19, 2022, unless the parties mutually agree to extend the “End Date” in the Merger Agreement.

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

Subject to the satisfaction of customary closing conditions, including regulatory approvals, the transaction is expected to close in the fourth quarter of 2022.

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

Overview

F-star Therapeutics, Inc. (“we”, “F-star” or the “Company”) is a clinical-stage biopharmaceutical company pioneering bispecifics in immunotherapy so more people with cancer can live longer and improved lives. F-star is committed to working towards a future free from cancer and other serious diseases, through the use of tetravalent (2+2) bispecific antibodies to create a paradigm shift in cancer treatments. The Company has four second-generation immune-oncology therapeutics in the clinic, each directed against some of the most promising immune-oncology targets in drug development, including LAG-3 and CD137. F-star’s proprietary antibody discovery platform is protected by an extensive IP estate. F-star has over 500 granted patents and pending patent applications relating to its platform technology and associated product pipeline. The Company has attracted multiple partnerships with biopharma targeting the significant unmet needs across several disease areas, including oncology, immunology, and indications affecting the central nervous system with over 20 programs being developed by our partners using our technology. F-star’s goal is to offer patients better and more durable benefits than currently available immune-oncology treatments by developing medicines that seek to block tumor immune evasion. Through its proprietary tetravalent, bispecific natural antibody (mAb²™) format, F-star’s mission is to generate highly differentiated medicines with monoclonal antibody-like manufacturability, good safety and tolerability. With four distinct binding sites in a natural human antibody format, we believe our proprietary technology will overcome many of the challenges facing current immune-oncology therapies, including other bispecific formats, due to the strong pharmacology enabled by tetravalent bispecific binding.

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

F-star’s third product candidate, FS120, aims to improve checkpoint inhibitor and chemotherapy outcomes and is a mAb2 bispecific antibody that is designed to bind to and stimulate OX40 and CD137, two proteins found on the surface of T cells that both function to enhance T cell activity. F-star is developing FS120 alone and in combination with PD-1 therapy for the treatment of tumors where PD-1 inhibitors are approved, and which have been associated with co-expression of OX40 and CD137 in the tumor microenvironment. The Phase 1 clinical trial in patients with advanced cancers is ongoing: we completed the accelerated dose titration phase during the second half of 2021 and initiated a combination of FS120 and the PD-1 inhibitor, pembrolizumab, in mid- 2022. We are continuing further dose escalation to determine an optimal dosing regimen. Pembrolizumab is supplied under a clinical trial collaboration and supply agreement with Merck & Co. In November 2022, our collaborators at the University of Cambridge presented a pre-clinical update on the novel impact of FS120 in reprogramming and destabilising Tregs which is complementary mechanism of action to PD-1 inhibition.

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

For the exclusive rights granted, an initial upfront fee of $0.5 million was paid by AstraZeneca to the Company. The Company is entitled to receive additional contingent near-term preclinical milestones of $11.5 million, plus maximum contingent payments that relate to certain defined development and regulatory milestones of $96.5 million and commercial milestones of $221.3 million, as well as royalty payments based upon a single digit percentage on net sales of products developed. Pursuant to the STING Antagonist CVR Agreement, 80% of net proceeds received by the Company under the License Agreement with AstraZeneca are payable, pursuant to the Exchange Agreement, to common stockholders of Spring Bank as of November 19, 2020.

The STING Antagonist CVRs are not transferable, except in certain limited circumstances, are not certificated or evidenced by any instrument, do not accrue interest, and are not registered with the SEC or listed for trading on any exchange. Until the STING Antagonist CVR Expiration Date, subject to certain exceptions, the Company is required to use commercially reasonable efforts to (a) consummate the Approved Development Agreement, (b) to perform the terms of the Approved Development Agreement and (c) pursue CVR Transactions. The STING Antagonist CVR Agreement became effective upon the Closing and, unless terminated earlier in accordance with its terms, will continue in effect until the STING Antagonist CVR Expiration Date or all CVR payment amounts are paid pursuant to their terms. On July 7, 2021, the Company entered into a License Agreement with AstraZeneca under which AstraZeneca will receive global rights to research, develop and commercialize next generation STING inhibitor compounds. Under the terms of the agreement, AstraZeneca is granted exclusive access to and will be responsible for all future research, development and commercialization of the STING inhibitor compounds. F-star is eligible to receive upfront and near-term payments of up to $12 million upon meeting certain milestones. In addition, F-star will be eligible for development and sales milestone payments of over $300 million, as well as single digit percentage royalty payments. Payments received by F-star are subject to a CVR agreement, under which 80% will be payable to stockholders of F-star that were previously stockholders of Spring Bank prior to the business combination between F-star and Spring Bank.

The acquisition-date fair value of the CVR liability represents the future payments that are contingent upon the achievement of sale or licensing for the product candidates. The fair value of the contingent consideration acquired of $2.5 million as of December 31, 2021, and $3.5 million as of September 30, 2022, is based on the Company’s probability-weighted discounted cash flow assessment that considers probability and timing of future payments. The fair value measurement is based on significant Level 3 unobservable inputs such as the probability of achieving a sale or licensing agreement, anticipated timelines, and discount rate. Changes in the fair value of the liability will be recognized in the consolidated statement of operations and comprehensive loss until settlement. For the three months ended September 30, 2022, the estimated fair value increased to $3.5 million which resulted in a $0.4 million charge on the Consolidated Statements of Operations and Comprehensive Loss.

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

Income tax expense was not material for the three and nine months ended September 30, 2022.

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

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

The table below summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Statements of Comprehensive Income
License revenue	$1,125	$751	$374
Operating expenses:
Research and development	9,670	5,113	4,557
General and administrative	5,161	5,239	(78)
Total operating expenses	$14,831	$10,352	$4,479
Loss from operations	(13,706)	(9,601)	(4,105)
Other non-operating income (expense):
Interest expense	(378)	(325)	(53)
Change in fair value of contingent value rights	(60)	(444)	384
Other (expense) income	(4,263)	(421)	(3,842)
Loss before income taxes	$(18,407)	$(10,791)	$(7,616)
(Loss) benefit for income taxes	—	—	—
Net loss	$(18,407)	$(10,791)	$(7,616)

Licensing and Research & Development Services Revenue

Revenue for the three months ended September 30, 2022 was $1.1 million compared to $0.8 million for the three months ended September 30, 2021, an increase of approximately $0.3 million. In the quarter ended September 30, 2022, Takeda exercised their option to acquire intellectual property rights and extend their evaluation period, which generated $1.1 million in revenue and in the prior year quarter Takeda signed their initial agreement and paid an initial fee of $0.3 million and AstraZeneca paid their initial upfront fee of $0.5 million per their license agreement.

Research and development costs

Total research and development expenses were $9.7 million for the three months ended September 30, 2022, as compared to $5.1 million for the three months ended September 30, 2021. This $4.6 million increase is primarily due to an increase in clinical CRO costs of $3.0 million resulting from an increased number of patients on clinical trials in our four clinical-stage programs, increases in R&D consultancy of $0.7 million, R&D staff-related costs of $0.6 million and other costs of $0.7 million offset by a $0.4 million increase in the R&D tax credit, which is recorded as a reduction in R&D cost.

General and administrative expense

General and administrative expense for the three months ended September 30, 2022 increased by approximately $0.1 million compared to $5.2 million for the three months ended September 30, 2021, primarily due to an increase totaling $0.5 million in legal and professional costs, and a reduction in other costs of $0.6 million.

Other income (expense)

Other expense for the three months ended September 30, 2022 of $4.3 million consisted primarily of foreign exchange expense of $4.5 million, offset by sublease income of $0.2 million.

For the three months ended September 30, 2021, other income of $0.4 million consisted primarily of rental income of $0.2 million offset by foreign exchange losses of $0.6 million and interest expense on the term debt of $0.3 million. In addition, there was a loss of $0.4 million for the change in fair value of the CVR liability.

Comparison of the nine months ended September 30, 2022 and 2021

The table below summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Statements of Comprehensive Income
License revenue	$3,676	$3,668	$8
Operating expenses:
Research and development	26,431	20,536	5,895
General and administrative	18,320	18,169	151
Total operating expenses	$44,751	$38,705	$6,046
Loss from operations	(41,075)	(35,037)	(6,038)
Other non-operating income (expense):
Interest expense	(1,020)	(522)	(498)
Change in fair value of contingent value rights	(245)	(1,027)	782
Other (expense) income	(7,148)	752	(7,900)
Loss before income taxes	$(49,488)	$(35,834)	$(13,654)
(Loss) benefit for income taxes	—	(190)	190
Net loss	$(49,488)	$(36,024)	$(13,464)

Licensing and Research & Development Services Revenue

Revenue for the nine months ended September 30, 2022 was $3.7 million compared to $3.7 million for the nine months ended September 30, 2021. Revenue for the nine months ending September 30, 2022 includes $2.6 million from Merck and $1.1 million from Takeda, as compared to the nine months ended September 30, 2021, in which $2.8 million was from Merck, $0.5 million was from AstraZeneca, $0.3 million was from Takeda and $0.1 million was from Denali.

Research and development costs

Total research and development expenses were $26.4 million for the nine months ended September 30, 2022, as compared to $20.5 million for the nine months ended September 30, 2021. This $5.9 million increase is primarily due to increases in clinical CRO costs of $6.8 million resulting from an increased number of patients on clinical trials in our four clinical-stage programs, $2.0 million of staff costs, $0.7 million of consultancy costs, $0.4 million of travel and staff-related costs and $1.5 million of other costs. In addition, there has been an increase in the R&D tax credit of $5.5 million, which is recorded as a reduction of R&D cost.

General and administrative expense

General and administrative expense for the nine months ended September 30, 2022 decreased by approximately $0.2 million compared to the nine months ended September 30, 2021, primarily due to a decrease in stock compensation expense of $1.3 million and legal and professional costs of $1.1 million and a decrease in other costs of $0.2 million., offset by transaction costs of $2.4 million which were incurred in the nine months ended September 30, 2022 in relation to the proposed acquisition of F-star by invoX Pharma Limited.

Other income (expense)

Other expense for the nine months ended September 30, 2022 of $7.1 million consisted primarily of sublease income of $0.5 million, offset by foreign exchange expense of $7.6 million.

For the nine months ended September 30, 2021, other income of $0.8 million consisted of $0.3 million of foreign exchange gains plus $0.5 million of sublease income.

Liquidity and Capital Resources

Sources of liquidity

From our inception through September 30, 2022, we have not generated any revenue from product sales, and we have incurred significant operating losses and negative cash flows from our operations. We do not expect to generate significant revenue from sales of any products for several years, if at all.

As of September 30, 2022, the Company had an accumulated deficit of $127.9 million, cash of $35.6 million and working capital of $34.9 million. The future success of the Company is dependent on its ability to successfully obtain additional working capital, obtain regulatory approval for and successfully launch and commercialize its product candidates and to ultimately attain profitable operations. If the Merger does not occur, management believes that our existing cash and cash equivalents at September 30, 2022 will fund our current operating plan into the second quarter of 2023. Should our potential mitigating plans, which include additional funding through public equity, private equity, debt financing, collaboration partnerships, or other sources, not materialize, then management would delay or stop certain research and clinical development projects and capital expenditures and eliminate certain future operating expenses to fund operations at reduced levels in order for the Company to continue as a going concern for a period of 12 months from the date the financial statements are issued.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

Summarized cash flow information
	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Net cash used in operating activities	$(44,695)	$(34,048)	$(10,647)
Net cash used in investing activities	(355)	(643)	288
Net cash provided by financing activities	2,187	87,048	(84,861)
Effect of exchange rate changes on cash	(118)	167	(285)
Net increase in cash	$(42,981)	$52,524	$(95,505)

Operating activities

Net cash used of $44.7 million in operating activities for the nine months ended September 30, 2022, consisted of the net loss of $49.5 million adjusted for changes in operating assets and liabilities of $7.4 million and offset by non-cash charges of $11.4 million, primarily for share-based compensation expense of $4.3 million, foreign exchange gains of $6.2 million, depreciation and amortization of $0.5 million, fair value adjustment of the CVR liability of $0.2 million and non-cash interest expense of $0.2 million.

Net cash used of $34.0 million in operating activities for the nine months ended September 30, 2021, was primarily due to a net loss of $36.0 million adjusted for changes in operating assets and liabilities of $5.1 million and offset by non-cash charges of $7.1 million, primarily for share-based compensation expense of $5.6 million, non-cash interest expense of $0.1 million, depreciation of $0.5 million, fair value adjustment of the CVR liability of $1.0 million and the deduction of foreign exchange gains of $0.1 million.

Investing activities

For the nine months ended September 30, 2022 and 2021, net cash used in investing activities was $0.4 million and $0.6 million, respectively. In both periods this related to the purchase of laboratory equipment, in the amounts of $0.4 million and $0.6 million, respectively.

Financing activities

For the nine months ended September 30, 2022, net cash provided by financing activities was $2.2 million. This included $2.3 million, net raised from the use of our “at the market” offering facility, offset by $0.1 million, of proceeds paid to tax authorities in connection with shares withheld from employees to cover their tax obligations upon RSU vesting.

For the nine months ended September 30, 2021, net cash provided by financing activities was $87.0 million. This included $77.3 million raised on the issue of common stock, with $9.1 million of the total generated from the “at the market” offering and $68.2 million generated from the underwritten public offering, offset by $0.5 million in legal fees in connection with the offering. In addition, we received net proceeds of $9.8 million from the Loan and Security Agreement with Horizon, and third-party debt issuance costs of $0.1 million were paid.

Future Funding Requirements

If the Merger does not occur, F-star expects to incur substantial losses in the foreseeable future as it conducts and expands its clinical trial and research and development activities. In that case, management believes that its existing cash and cash equivalents at September 30, 2022 will fund our current operating plan into the second quarter of 2023.

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

•
the potential additional expenses attributable to adjusting our development plans (including any supply related matters) in light of the COVID-19 pandemic;
•
the potential additional expenses attributable to adjusting our development plans (including any supply related matters) in light of the Ukraine conflict;
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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of September 30, 2022. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On July 12, July 18, July 20, and July 22, 2022, four purported stockholders of the Company filed separate lawsuits against the Company and certain of its current and former directors and officers in the federal district court for the Southern District of New York, captioned Mark Diebolt v. F-star Therapeutics, Inc., et al., Case No. 1:22-cv-05941 (the “Diebolt Complaint”), Amber Johnson v. F-star Therapeutics, Inc., et al., Case No. 1:22-cv-06103 (the “Johnson Complaint”), Jacob Wheeler v. F-star Therapeutics, Inc., et al., Case No. 1:22-cv-00950 (the “Wheeler Complaint”), and Sam Carlisle v. F-star Therapeutics, Inc., et al., Case No. 1:22-cv-06253 (the “Carlisle Complaint,” and together with the Diebolt Complaint, Johnson Complaint, and Wheeler Complaint, the “Complaints”), respectively. The Johnson Complaint, Wheeler Complaint, and Carlisle Complaint have each been voluntarily dismissed, without prejudice. The only complaint remaining, the Diebolt Complaint, alleges violations of Sections 14(d) and 14(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 14d-9 promulgated thereunder and Section 20(a) of the Exchange Act. The Diebold Complaint alleges that the Schedule 14D-9 Solicitation / Recommendation Statement filed by the Company on July 7, 2022 is materially incomplete and misleading and seek to enjoin the tender offer until the purported deficiencies in the 14D-9 are corrected, or alternatively, seek monetary damages if the tender offer is consummated. The plaintiff also seeks fees and costs incurred in bringing the Diebolt Complaint. The defendants believe the claims asserted in the Diebolt Complaint are without merit.

The Company has also received demand letters from eight purported shareholders (collectively, the “Demand Letters”) separately requesting that the Company provide additional disclosures in connection with the Merger.

The Company and the defendants named in the Diebolt Complaint and the Demand Letters believe that the claims asserted in the Diebolt Complaint and the Demand Letters are without merit.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 15, 2022, and the risk factors discussed in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the SEC on August 11, 2022, which could materially affect our business, financial condition, or results of operations.

Risks related to the pending transaction with invoX Pharma Limited

The completion of the Merger is subject to conditions, some or all of which may not be satisfied or completed on a timely basis, if at all. Failure to complete the Merger could have material adverse effects on our business.

On June 22, 2022, we entered into the Merger Agreement with Parent, Purchaser and Guarantor, and expect the Merger to close in the fourth quarter of 2022. The completion of the Offer and the Merger is subject to a number of conditions, which make the completion and timing of the Merger uncertain. There can be no assurance that the conditions to the completion of the Offer or the Merger will be satisfied or waived, that the Offer and the Merger will be completed, or that the Offer and the Merger will be consummated as contemplated by the Merger Agreement.

As previously disclosed, on September 15, 2022, the Committee on Foreign Investment in the United States (“CFIUS”) notified the Company that its review of the joint voluntary notification filing (the “Notice”) regarding the Merger would continue for an additional 45 calendar days, subject to possible further extension. Pursuant to a request by CFIUS, on October 31, 2022, the parties voluntarily withdrew and immediately refiled the Notice in order to provide CFIUS with more time to complete its assessment. CFIUS’s acceptance of the refiled voluntary

Notice is effective as of November 1, 2022. CFIUS will have a review period of up to 45 calendar days, subject to a further 45 calendar days if extended. Specifically, the Company believes that this “pull and refile” procedure has been requested to enable CFIUS more time to determine whether and to what extent any mitigation steps should be taken. As a result of the foregoing, the expiration of the tender offer has been extended until 5:00 p.m. Eastern Time on Friday, November 18, 2022. Currently, the Merger Agreement may be terminated by either party if any of the Offer conditions, including the Foreign Investment Condition (as defined in the Merger Agreement), are not satisfied or waived by invoX on or before November 19, 2022, unless the parties mutually agree to extend the “End Date” in the Merger Agreement.

If the Merger is not consummated within the expected time frame or at all, due to the CFIUS process or otherwise, we may be materially adversely affected as a company, including that the price of our common stock may decline to the extent that current market prices reflect a market assumption that the Merger will be completed and that we will have incurred significant costs in connection with the Merger, without having realized the benefits of the Merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index set forth immediately prior to the signature page.

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
;lk;
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL.

*	Filed herewith.
#	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F-star Therapeutics, Inc.

Date: November 10, 2022	By:	/s/ Eliot R. Forster
Eliot R. Forster, Ph.D.
President and Chief Executive Officer